Form 10-Q
period 2017-09-30
CBTX, Inc.
filed 2017-12-14
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____   to   ____.

Commission File Number: 001-38280

CBTX, INC.

(Exact name of registrant as specified in its charter)

Texas	20‑8339782

(State or other jurisdiction of	(I.R.S. employer

incorporation or organization)	identification no.)

9 Greenway Plaza, Suite 110

Houston, Texas 77046

(Address of principal executive offices)

(713) 210‑7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2017, there were 25,045,812 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CBTX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward‑looking statements. These forward‑looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements. These risks and uncertainties include, but are not limited to, those described below under “Part II – Other Information – Item 1A. – Risk Factors” and the following:

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the following:

•	the effect of Hurricane Harvey on our markets and business;
•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•	the geographic concentration of our markets in Beaumont and Houston, Texas;
•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that we hold;
•	time and effort necessary to resolve nonperforming assets;
•	deterioration of our asset quality;
•	interest rate risk associated with our business;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing our loans;
•	our ability to maintain important deposit customer relationships and our reputation;
•	our ability to maintain effective internal control over financial reporting;
•	operational risks associated with our business;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with our business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers;
•	environmental liability associated with our lending activities;

•	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system; and
•	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors”.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$54,117	$53,000
Interest-bearing deposits at other financial institutions	294,461	329,103
Total Cash and Cash Equivalents	348,578	382,103
Time deposits in other banks	600	600
Securities	217,660	205,978
Other investments	12,091	12,063
Loans held for sale	466	613
Loans, net of allowance for loan loss of $23,757 and $25,006 at September 30, 2017 and December 31, 2016, respectively	2,175,721	2,129,879
Premises and equipment, net	54,129	57,514
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $13,667 and $12,851 at September 30, 2017 and December 31, 2016, respectively	7,031	7,791
Cash value of life insurance	67,550	51,430
Deferred tax asset, net	7,901	9,031
Repossessed real estate and other assets	1,136	1,861
Other assets	16,025	11,709
Total Assets	$2,989,838	$2,951,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,051,755	$1,025,425
Interest-bearing deposits	1,502,872	1,515,335
Total Deposits	2,554,627	2,540,760
Repurchase agreements	2,239	2,343
Junior subordinated debt	6,726	6,726
Note payable	24,357	27,679
Other liabilities	20,768	16,377
Total Liabilities	2,608,717	2,593,885
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 22,971,504 shares issued at September 30, 2017 and December 31, 2016, 22,063,072 shares outstanding at September 30, 2017 and 22,062,072 shares outstanding at December 31, 2016	230	230
Additional paid-in capital	278,557	278,501
Retained earnings	117,579	95,274
Treasury stock, at cost (908,432 shares held at September 30, 2017 and 909,432 held at December 31, 2016)	(15,429)	(15,446)
Accumulated other comprehensive income/(loss)	184	(922)
Total Shareholders’ Equity	381,121	357,637
Total Liabilities and Shareholders’ Equity	$2,989,838	$2,951,522

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$27,129	$26,121	$79,642	$77,425
Securities	1,334	973	3,990	2,746
Federal Funds and interest-bearing deposits	1,106	601	2,661	1,769
Total Interest Income	29,569	27,695	86,293	81,940
INTEREST EXPENSE
Deposits	1,964	1,851	5,659	5,159
Repurchase agreements	2	—	5	3
Note payable	269	260	784	805
Junior subordinated debt	83	67	236	194
Total Interest Expense	2,318	2,178	6,684	6,161
NET INTEREST INCOME	27,251	25,517	79,609	75,779
PROVISION (RECAPTURE) FOR LOAN LOSS	(1,654)	1,225	(1,388)	3,925
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	28,905	24,292	80,997	71,854
NONINTEREST INCOME
Deposit account service charges	1,395	1,695	4,412	4,947
Net gain on sale of assets	828	107	1,531	640
Card interchange fees	803	837	2,512	2,522
Earnings on bank-owned life insurance	459	339	1,120	1,016
Other	601	573	1,485	2,224
Total Noninterest Income	4,086	3,551	11,060	11,349
NONINTEREST EXPENSE
Salaries and employee benefits	11,829	10,997	34,552	33,058
Net occupancy expense	2,221	2,322	6,805	7,652
Regulatory fees	458	546	1,689	1,694
Data processing	662	621	1,955	1,861
Printing, stationery and office	348	395	1,065	1,094
Amortization of intangibles	267	290	816	884
Professional and director fees	606	615	1,937	1,801
Correspondent bank and customer related transaction expenses	67	82	219	243
Loan processing costs	115	77	320	317
Advertising, marketing and business development	266	173	953	570
Repossessed real estate and other asset expense	340	98	543	219
Security and protection expense	331	473	1,055	1,355
Other expenses	1,507	1,341	4,394	4,116
Total Noninterest Expense	19,017	18,030	56,303	54,864
NET INCOME BEFORE INCOME TAX EXPENSE	13,974	9,813	35,754	28,339
INCOME TAX EXPENSE	3,927	3,032	10,140	8,688
NET INCOME	$10,047	$6,781	$25,614	$19,651
EARNINGS PER COMMON SHARE
Basic	$0.46	$0.31	$1.16	$0.89
Diluted	$0.45	$0.31	$1.16	$0.88

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$10,047	$6,781	$25,614	$19,651
Unrealized gains (losses) on securities available for sale arising during the period, net	253	(777)	1,673	1,345
Reclassification adjustment for net realized gains included in net income	13	—	27	28
Change in related deferred income tax	(93)	273	(594)	(480)
Other comprehensive income (loss), net of tax	173	(504)	1,106	893
Total comprehensive income	$10,220	$6,277	$26,720	$20,544

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, January 1, 2016	22,971,504	$230	$281,163	$72,462	(668,030)	$(10,955)	$1,414	$344,314
Purchase of Shares of Treasury Stock	—	—	—	—	(635,100)	(11,079)	—	(11,079)
Issuance of Shares of Treasury Stock by Exercise of Stock Options	—	—	(1,336)	—	202,044	3,333	—	1,997
Stock-based Compensation Expense	—	—	35	—	—	—	—	35
Dividends on Common Stock, $0.15 per share	—	—	—	(3,293)	—	—	—	(3,293)
Net Income	—	—	—	19,651	—	—	—	19,651
Other comprehensive income, net of tax	—	—	—	—	—	—	893	893
Balance, September 30, 2016	22,971,504	$230	$279,862	$88,820	(1,101,086)	$(18,701)	$2,307	$352,518

Balance, January 1, 2017	22,971,504	$230	$278,501	$95,274	(909,432)	$(15,446)	$(922)	$357,637
Issuance of Shares of Treasury Stock by Exercise of Stock Options	—	—	—	—	1,000	17	—	17
Stock-based Compensation Expense	—	—	56	—	—	—	—	56
Dividends on Common Stock, $0.15 per share	—	—	—	(3,309)	—	—	—	(3,309)
Net Income	—	—	—	25,614	—	—	—	25,614
Other comprehensive income, net of tax	—	—	—	—	—	—	1,106	1,106
Balance, September 30, 2017	22,971,504	$230	$278,557	$117,579	(908,432)	$(15,429)	$184	$381,121

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	(Dollars in Thousands)
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,614	$19,651
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for loan losses	(1,388)	3,925
Depreciation	2,538	2,444
Deferred income tax provision	535	659
Amortization of intangibles	816	884
Valuation write downs on repossessed real estate and other assets	341	—
Net realized gain on securities	(27)	(28)
Net realized gain on other securities	(17)	(17)
(Gain) loss on sale of repossessed real estate and other assets	(271)	35
Gain on sale of loans held for sale	(369)	(350)
Gain on sale of loans	(149)	(315)
Gain on sale of premises and equipment	(742)	(10)
Net income on bank-owned life insurance	(1,120)	(1,016)
Amortization of premiums on investment securities, net	965	925
Stock-based compensation expense	56	35
Change in operating assets and liabilities:
Net decrease in loans held for sale	516	1,185
Other assets	(4,372)	(1,208)
Other liabilities	4,088	2,414
Total adjustments	1,400	9,562
Net cash provided by operating activities	27,014	29,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available for sale securities:
Purchases	(267,970)	(287,586)
Proceeds from sales, calls, and maturities	240,802	241,865
Principal repayments	15,207	12,559
Activity in held to maturity securities:
Principal repayments	1	1
Redemption of other investments	130	223
Purchase of other investments	(158)	(279)
Net increase in time deposits in other banks	—	(200)
Increase in loans, net	(73,796)	(88,361)
Loan participation sales	30,826	3,637
Loan participations purchased	(4,091)	—
Sale of U.S. Small Business Administration loans	2,173	3,490
Redemption of bank-owned life insurance	—	367
Purchase of bank-owned life insurance	(15,000)	—
Proceeds from sale of repossessed other assets	958	170
Proceeds from sale of repossessed real estate	952	464
Purchases of premises and equipment	(699)	(1,929)
Sales of premises and equipment	2,977	9
Net cash used in investing activities	(67,688)	(115,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	26,330	(28,528)
Net increase (decrease) in interest-bearing deposits	(12,463)	74,393
Net decrease in securities sold under agreements to repurchase	(104)	(507)
Purchase of treasury stock	—	(11,079)
Proceeds from issuance of treasury stock for exercise of stock options	17	1,997
Repayment of note payable	(3,322)	(2,214)
Dividends paid on common stock	(3,309)	(3,314)
Net cash used in financing activities	7,149	30,748
NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,525)	(55,609)
CASH AND CASH EQUIVALENTS, BEGINNING	382,103	434,901
CASH AND CASH EQUIVALENTS, ENDING	$348,578	$379,292

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—CBTX, Inc. (the Company or CBTX) was formed on January 26, 2007, and through its subsidiary, CommunityBank of Texas, N.A. (the Bank), operates 37 locations throughout Southeast Texas in Chambers, Fort Bend, Hardin, Harris, Jasper, Jefferson, Newton, Orange, Tyler, and Wharton counties. The Company’s primary source of revenue is from investing funds received from depositors and from providing loan and other financial services to its customers. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). The Company is subject to regulation by the Federal Reserve Board.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank, a wholly owned subsidiary of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), but do not include all of the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2017 and December 31, 2016, consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, consolidated shareholders’ equity for the nine months ended September 30, 2017 and 2016 and consolidated cash flows for the nine months ended September 30, 2017 and 2016.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015 included within our Form S‑1 registration statement filed with the Securities and Exchange Commission (SEC) on October 13, 2017 (as subsequently amended) and declared effective on November 7, 2017.

Par Value Change and Stock Split Dividend—On September 19, 2017, the Company amended and restated the Company’s certificate of formation to, among other things, change the Company’s name to CBTX, Inc., to increase the number of authorized preferred and common shares which the Company has the authority to issue and to reduce the par value of these shares to $0.01. The par value per share and the authorized number of shares of each class of stock changed resulting from this amendment to the certificate of formation is as follows:

			Authorized
	Par Value	Par Value	Number of	Authorized
	per Share	per Share	Shares	Number of
	Prior to	Post	Prior to	Shares Post
Line Item	Amendment	Amendment	Amendment	Amendment
Preferred Stock	$10.00	$0.01	1,000,000	10,000,000
Common Stock	$10.00	$0.01	15,000,000	90,000,000

Also, on September 20, 2017, the board of directors of the Company approved a 2‑for‑1 stock split, whereby each shareholder of the Company’s common stock received one additional share of common stock for each share owned at the record date of September 30, 2017 in the form of a stock dividend that was distributed on October 13, 2017.

The effects of the change in par value of the Company’s shares and the stock split on outstanding shares and per share figures have been retroactively applied to all periods presented as if the transaction had occurred as of the beginning of the earliest period presented. In addition, the number of shares of common stock underlying the Company’s stock options were proportionately increased and the exercise price of each stock option was proportionately decreased retroactively for all periods presented.

Segment Reporting—The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit. The Company’s chief operating decision‑maker, the CEO, uses the consolidated results to make operating and strategic decisions.

Use of Estimates—In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate primarily to the determination of the allowance for loan losses, the fair value of the Company’s investment securities, repossessed assets, deferred tax assets, financial instruments and intangible assets.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company and the Bank conform to U.S. GAAP and to prevailing practices within the banking industry. The Company’s significant accounting and reporting policies have not changed materially from those disclosed in the December 31, 2016 audited financials included in our registration statement.

New Accounting Standards and Disclosure Requirements—The Jumpstart Our Business Startups (JOBS) Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, the Company has decided not to take advantage of this provision. As a result, the Company will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014‑09, Revenue from Contracts with Customers (Topic 606) (ASU 2014‑09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014‑09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015‑14, Revenue from Contracts with Customers (Topic 606) (ASU 2015‑14), which defers the effective date of ASU 2014‑09 by one year to January 1, 2018.

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014‑09, and non‑interest income. Management continues to assess the potential impact of ASU 2014‑09 on the non‑interest income components, but it is not expected to have a significant impact on our financial statements. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective application with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2016‑01, Financial Instruments‑Overall (Subtopic 825‑10)—Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016‑01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available‑for‑sale investments. This update will be effective for the Company on January 1, 2018. The Company is currently evaluating this update and does not expect it to have a significant impact to the Company’s consolidated financial statements.

ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016‑02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016‑02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016‑02 on the consolidated financial statements.

ASU 2016‑05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016‑05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016‑05 was effective on January 1, 2017 and it did not have a significant impact on the consolidated financial statements.

ASU 2016‑07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016‑07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016‑07 became effective on January 1, 2017 and did not have a significant impact on the consolidated financial statements.

ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting. ASU 2016‑09 simplifies several aspects of the accounting for employee share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Per ASU 2016‑09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid‑in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax‑withholding purposes should be classified as a financing activity; and (4) an entity can make an entity‑wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur.

Effective January 1, 2017, the Company adopted ASU 2016‑09. There was no material impact for the nine months ended September 30, 2017, and the Company does not expect a material impact in future periods. The Company prospectively applied the guidance for the presentation of excess tax benefits as an operating cash flow with no impact for the nine months ended September 30, 2017. Finally, the Company elected to account for forfeitures as they occur.

ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. ASU 2016‑13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016‑13 on the consolidated financial statements.

ASU 2016‑15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016‑15 will be effective on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016‑16, Income Taxes (Topic 740)—Intra‑Entity Transfers of Assets Other Than Inventory. ASU 2016‑16 provides guidance stating that an entity should recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transfer occurs. ASU 2016‑16 will be effective on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2016‑18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. ASU 2016‑18 will be effective on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017‑01, Business Combinations (Topic 805)—Clarifying the Definition of a Business. ASU 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 will be effective on January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017‑04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of this pronouncement.

ASU 2017‑09, Compensation—Stock Compensation provides guidance about which changes in terms or conditions of a share‑based award require application of modification accounting. ASU 2017‑09 will be effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and is not expected to have a significant impact on the Company’s consolidated financial statements.

Cash Flow Reporting—Cash and cash equivalents include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks, and federal funds sold. Generally, federal funds are sold for one‑day periods. Cash flows are reported net for loans, deposits, and short term borrowings.

Supplemental disclosures of cash flow information are as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Cash flow information:
Cash paid for taxes	$9,515	$8,593
Cash paid for interest on deposits and repurchase agreements	$5,718	$5,163
Cash paid for interest on notes payable	$780	$804
Cash paid for interest on junior subordinated debt	$230	$189
Non-cash flow information:
Real estate acquired through foreclosure	$583	$2,296

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities at September 30, 2017 and December 31, 2016, are summarized in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2017
Securities Available for Sale:
State and municipal securities	$59,607	$1,036	$(214)	$60,429
U.S. Agency Securities:
Debt securities	18,796	—	(269)	18,527
Collateralized mortgage obligations	51,782	142	(216)	51,708
Mortgage-backed securities	86,061	491	(677)	85,875
Other securities	1,098	—	(10)	1,088
Total	$217,344	$1,669	$(1,386)	$217,627
Securities Held to Maturity:
Collateralized mortgage obligations	$33	$3	$—	$36

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2016
Securities Available for Sale:
State and municipal securities	$58,991	$638	$(650)	$58,979
U.S. Agency Securities:
Debt securities	20,795	—	(454)	20,341
Collateralized mortgage obligations	34,005	90	(325)	33,770
Mortgage-backed securities	92,489	516	(1,215)	91,790
Other securities	1,081	—	(17)	1,064
Total	$207,361	$1,244	$(2,661)	$205,944
Securities Held to Maturity:
Mortgage-backed securities	$34	$3	$—	$37

The amortized cost and estimated fair value of securities at September 30, 2017 and December 31, 2016, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available		Securities Held to
	for Sale		Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2017
Amounts Maturing In:
1 year or less	$6,211	$6,226	$—	$—
1 year through 5 years	24,614	24,668	—	—
5 years through 10 years	13,584	13,724	—	—
After 10 years	172,935	173,009	33	36
	$217,344	$217,627	$33	$36
December 31, 2016
Amounts Maturing In:
1 year or less	$5,579	$5,570	$—	$—
1 year through 5 years	28,946	28,937	—	—
5 years through 10 years	20,834	20,880	—	—
After 10 years	152,002	150,557	34	37
	$207,361	$205,944	$34	$37

Securities with a carrying amount of approximately $6,132 and $302 were sold during the nine months ended September 30, 2017 and 2016, respectively. Net gains of $27 and $28 were recognized, which is reflected in other non‑interest income in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, securities with a carrying amount of approximately $57,162 and $53,993, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company held 99 and 121 securities at September 30, 2017 and December 31, 2016, that were in a gross unrealized loss position as illustrated in the table below. Management does not have the intent to sell any of the securities classified as available for sale in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any of these securities before a recovery of cost. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017 and December 31, 2016, management believes the impairments detailed in the table below are temporary and no impairment loss has been recorded in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016.

Information pertaining to individual securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
September 30, 2017
Securities Available for Sale:
State and municipal securities	$12,454	$(154)	$3,321	$(60)
U.S. Agency Securities:
Debt securities	14,626	(170)	3,901	(99)
Collateralized mortgage obligations	24,945	(216)	—	—
Mortgage-backed securities	46,754	(677)	—	—
Other securities	1,088	(10)	—	—
	$99,867	$(1,227)	$7,222	$(159)
December 31, 2016
Securities Available for Sale:
State and municipal securities	$22,856	$(647)	$313	$(3)
U.S. Agency Securities:
Debt securities	18,341	(454)	—	—
Collateralized mortgage obligations	24,800	(325)	—	—
Mortgage-backed securities	67,500	(1,215)	—	—
Other securities	1,064	(17)	—	—
	$134,561	$(2,658)	$313	$(3)

NOTE 3: LOANS

Loans, including loans held for sale, by portfolio segment, at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,		December 31,
	2017		2016
Commercial and industrial	$548,870	24.9%	$511,554	23.7%
Real estate:
Commercial real estate	689,501	31.3%	697,794	32.3%
Construction and development	424,489	19.3%	491,626	22.8%
1-4 family residential	246,564	11.2%	236,882	11.0%
Multi-family residential	211,219	9.6%	133,210	6.2%
Consumer	42,772	1.9%	39,694	1.8%
Agriculture	11,424	0.5%	11,106	0.5%
Other	29,684	1.3%	38,180	1.7%
Total gross loans	2,204,523	100.0%	2,160,046	100.0%
Less deferred loan fees	(4,338)		(4,321)
Less unearned discount on retained portion of loans sold	(241)		(227)
Less allowance for loan loss	(23,757)		(25,006)
Total loans, net	2,176,187		2,130,492
Less loans held for sale	466		613
Loans, net	$2,175,721		$2,129,879

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay‑off, which are measured at historical cost, are generally reported at their outstanding unpaid principal balances net of any unearned income, charge‑offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income is amortized to interest income using a level yield methodology without anticipating payoffs.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non‑performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Houston metropolitan and Beaumont area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans as of September 30, 2017 and December 31, 2016.

The Company’s loans are segmented by type as noted in the preceding table. The Company sub‑segments real estate loans into the following classes: commercial real estate, construction and development, 1‑4 family residential and multi‑family residential.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participating agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2017 and 2016, by loan class, are summarized as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
	Period	Period
September 30, 2017
Commercial and industrial	$—	$12,317
Commercial real estate	—	16,016
Construction and development	4,091	2,493
	$4,091	$30,826
September 30, 2016
Commercial real estate	$—	$654
Construction and development	—	2,983
	$—	$3,637

Loans Guaranteed by the United States Small Business Administration

The Company participates in the United States Small Business Administration (SBA) loan program.

The Company originates loans under the SBA chapter 7(a) and 504 programs which allows for federal guarantees of 75% to 90% of principal and accrued interest. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. A majority of the nonguaranteed portion of these loans are reported as commercial real estate or commercial and industrial loans. Sales activity related to SBA loans during the nine months ending September 30, 2017 and 2016, is as follows:

	September 30,	September 30,
	2017	2016
Sold and serviced	$2,173	$3,490
Nonguaranteed portion retained	725	1,163
SBA loans subject to sale of guaranteed portion, net of payments	$2,898	$4,653

NOTE 4: LOAN PERFORMANCE

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan.

When a loan is placed on nonaccrual status, interest accrued and uncollected during the current year prior to the judgment of uncollectability, is charged to operations unless the loan is well secured with collateral values sufficient to ensure collection of both principal and interest. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts, reducing the Company’s recorded investment in the loan, and next to the recovery of charged‑off principal or interest amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is defined as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because of delinquency status or because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

Nonaccrual loans, segregated by loan class, at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Commercial and industrial	$2,444	$2,318
Real estate:
Commercial real estate	5,038	2,118
Construction and development	265	458
1-4 family residential	844	1,302
Multi-family residential	1	7
Consumer	—	—
Agriculture	—	36
Other	—	—
Total loans	$8,592	$6,239

The following is an aging analysis of loans past due (including both accruing and nonaccruing loans), segregated by loan class, as of September 30, 2017 and December 31, 2016.

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
	past due	past due	past due	due	loans	Total loans	still accruing
September 30, 2017
Commercial and industrial	$1,153	$531	$1,304	$2,988	$545,882	$548,870	$—
Real estate:
Commercial real estate	667	64	3,528	4,259	685,242	689,501	—
Construction and development	102	—	—	102	424,387	424,489	—
1-4 family residential	2,013	404	—	2,417	244,147	246,564	—
Multi-family residential	41	—	—	41	211,178	211,219	—
Consumer	47	—	—	47	42,725	42,772	—
Agriculture	—	—	—	—	11,424	11,424	—
Other	202	—	—	202	29,482	29,684	—
Total loans	$4,225	$999	$4,832	$10,056	$2,194,467	$2,204,523	$—

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2016
Commercial and industrial	$378	$68	$2,273	$2,719	$508,835	$511,554	$—
Real estate:
Commercial real estate	352	75	1,865	2,292	695,502	697,794	—
Construction and development	19	—	—	19	491,607	491,626	—
1-4 family residential	377	688	757	1,822	235,060	236,882	—
Multi-family residential	—	—	—	—	133,210	133,210	—
Consumer	—	—	—	—	39,694	39,694	—
Agriculture	—	—	—	—	11,106	11,106	—
Other	3	2	—	5	38,175	38,180	—
Total loans	$1,129	$833	$4,895	$6,857	$2,153,189	$2,160,046	$—

Interest income that would have been earned under the original terms of the nonaccrual loans was $204 and $326 for the three months ended September 30, 2017 and 2016 and $314 and $537 for the nine months ended September 30, 2017 and 2016, respectively. The Company has no commitment to loan additional funds to borrowers whose loans have been classified as impaired.

The Company will classify a loan as a troubled debt restructuring (TDR) if both (i) the borrower is experiencing financial difficulties and (ii) the borrower has been granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Interest is generally accrued on such loans in accordance with the new terms.

The following tables illustrate loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the nine months ending September 30, 2017 and 2016:

During the Nine Months Ended September 30, 2017
Post-modification recorded investment
Extended
Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
Commercial and industrial	5	$3,028	$2,019	$—	$1,009	$—
Real estate:
Commercial real estate	5	1,303	422	718	163	—
Construction and development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total loans	10	$4,331	$2,441	$718	$1,172	$—

During the Nine Months Ended September 30, 2016
Post-modification recorded investment
Extended
Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
Commercial and industrial	7	$6,140	$5,498	$89	$27	$526
Real estate:
Commercial real estate	2	3,520	3,520	—	—	—
Construction and development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	2	9,592	—	—	9,592	—
Total loans	11	$19,252	$9,018	$89	$9,619	$526

A significant portion of the loans identified as troubled debt restructurings by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans, converting the loans to interest only, or adjusting payment amounts for principal and interest. A majority of the loans restructured during the nine months ended September 30, 2017 and 2016 that remained outstanding were on nonaccrual status as of September 30, 2017 and 2016. Because the loans were classified and on nonaccrual status, both before and after restructuring, the modifications did not impact the Company’s determination of the allowance for loan losses. At September 30, 2017 and December 31, 2016, the Company had $5,831 and no commitments to loan additional funds to borrowers whose loans are classified as troubled debt restructuring, respectively. The recorded investment in troubled debt restructurings was $21,319 and $25,539 as of September 30, 2017 and December 31, 2016, respectively.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2017 and 2016. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

For purposes of determining the allowance for loan losses, the Company considers the loans in its portfolio by segment, class, and risk grade. Management uses judgment to determine the estimation method that fits the credit risk characteristics of each portfolio segment or class. To facilitate the assessment of risk, management reviews reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company utilizes an independent third party loan review service to review the credit risk assigned to loans on a periodic basis and the results are presented to management for review.

The following table presents a detail of the activity in the allowance for loan losses segregated by loan class for the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate
	Commercial	Commercial	Construction
	and	real	and	1-4 family	Multi-family
	industrial	estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	631	(1,137)	(1,234)	(16)	444	332	(27)	(381)	(1,388)
Charge-offs	(791)	—	—	—	—	(83)	—	—	(874)
Recoveries	945	7	—	12	—	24	17	8	1,013
Net (charge-offs) recoveries	154	7	—	12	—	(59)	17	8	139
Ending balance	$7,194	$9,640	$3,364	$1,282	$1,360	$626	$69	$222	$23,757
Period-end amount allocated to:
Specific reserve	$424	$—	$—	$132	$—	$—	$—	$—	$556
General reserve	6,770	9,640	3,364	1,150	1,360	626	69	222	23,201
Total	$7,194	$9,640	$3,364	$1,282	$1,360	$626	$69	$222	$23,757

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2016
Beginning balance	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315
Provision (recapture) for loan loss	5,537	4,193	94	(1,012)	154	222	227	(4,840)	4,575
Charge-offs	(4,884)	(589)	—	(3)	—	(277)	(267)	(59)	(6,079)
Recoveries	1,010	108	—	6	—	45	26	—	1,195
Net (charge-offs) recoveries	(3,874)	(481)	—	3	—	(232)	(241)	(59)	(4,884)
Ending balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Period-end amount allocated to:
Specific reserve	$462	$206	$—	$—	$—	$—	$—	$—	$668
General reserve	5,947	10,564	4,598	1,286	916	353	79	595	24,338
Total	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2016
Beginning balance	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315
Provision (recapture) for loan loss	3,438	548	385	(198)	193	219	245	(905)	3,925
Charge-offs	(1,792)	(549)	—	(3)	—	(278)	(266)	—	(2,888)
Recoveries	666	4	—	5	—	44	25	—	744
Net (charge-offs) recoveries	(1,126)	(545)	—	2	—	(234)	(241)	—	(2,144)
Ending balance	$7,058	$7,061	$4,889	$2,099	$955	$348	$97	$4,589	$27,096
Period-end amount allocated to:
Specific reserve	$1,770	$644	$—	$—	$—	$1	$—	$350	$2,765
General reserve	5,288	6,417	4,889	2,099	955	347	97	4,239	24,331
Total	$7,058	$7,061	$4,889	$2,099	$955	$348	$97	$4,589	$27,096

In addition to the amounts indicated in the table above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378 and $366 recorded in other liabilities as of September 30, 2017 and December 31, 2016, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades used as of September 30, 2017 and December 31, 2016.

Pass—Credits in this category are considered “pass” which indicates prudent underwriting and a normal amount of risk. The range of risk within these credits can vary from little to no risk with cash securing a credit, to a level of risk that requires a strong secondary source of repayment on the debt. Pass credits with a higher level of risk may be to borrowers that are higher leveraged, less well capitalized or in an industry or economic area that is known to carry a higher level of risk, volatility, or susceptibility to weaknesses in the economy. This higher risk grade may be assigned due to out of date credit information, as well as collateral information which may need to be updated for current market value in order to allow a credit quality analysis of the credit.

Special Mention—Credits in this category contain more than the normal amount of risk and are referred to as “special mention” in accordance with regulatory guidelines. These credits possess clearly identifiable temporary weaknesses or trends that, if not corrected or revised, may result in a condition that exposes the Company to higher level of risk of loss.

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well‑defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. These credits are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Substandard loans may also be placed on nonaccrual status as deemed appropriate by management. Loans substandard and on nonaccrual status are considered impaired and are evaluated for impairment.

Doubtful—Credits in this category are considered “doubtful” in accordance with regulatory guidelines, are placed on non‑accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near‑term event which lacks certainty. Generally, these credits will have a valuation allowance based upon management’s best estimate of the losses probable to occur in the liquidation of the debt.

Loss—Credits in this category are considered “loss” in accordance with regulatory guidelines and are considered uncollectible and of such little value as to question their continued existence as assets on the Company’s financial statements. Such credits are to be charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. This category does not intend to imply that the debt or some portion of it will never be paid, nor does it in any way imply that the debt will be forgiven.

The following table presents risk grades and classified loans by loan class at September 30, 2017 and December 31, 2016. The Company had no loans graded Loss or Doubtful at September 30, 2017 and December 31, 2016.

		Special
	Pass	Mention	Substandard	Total Loans
September 30, 2017
Commercial and industrial	$521,328	$7,989	$19,553	$548,870
Real estate:
Commercial real estate	671,672	3,480	14,349	689,501
Construction and development	422,137	777	1,575	424,489
1-4 family residential	240,706	—	5,858	246,564
Multi-family residential	203,778	7,440	1	211,219
Consumer	42,370	353	49	42,772
Agriculture	11,390	—	34	11,424
Other	24,419	—	5,265	29,684
Total loans	$2,137,800	$20,039	$46,684	$2,204,523

		Special
	Pass	Mention	Substandard	Total Loans
December 31, 2016
Commercial and industrial	$483,399	$2,207	$25,948	$511,554
Real estate:
Commercial real estate	674,445	7,731	15,618	697,794
Construction and development	485,823	933	4,870	491,626
1-4 family residential	234,473	797	1,612	236,882
Multi-family residential	125,553	7,650	7	133,210
Consumer	39,684	10	—	39,694
Agriculture	11,033	—	73	11,106
Other	29,335	—	8,845	38,180
Total loans	$2,083,745	$19,328	$56,973	$2,160,046

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of September 30, 2017, December 31, 2016 and September 30, 2016, by loan class and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
	balance	allowance	with allowance	investment	allowance	year-to-date
September 30, 2017
Commercial and industrial	$15,963	$10,673	$1,109	$11,782	$424	$13,626
Real estate:
Commercial real estate	11,575	11,350	—	11,350	—	9,313
Construction and development	305	265	—	265	—	364
1-4 family residential	5,000	3,036	1,887	4,923	132	2,536
Multi-family residential	8	1	—	1	—	4
Consumer	—	—	—	—	—	37
Agriculture	—	—	—	—	—	35
Other	5,176	5,176	—	5,176	—	7,439
Total loans	$38,027	$30,501	$2,996	$33,497	$556	$33,354

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2016
Commercial and industrial	$16,483	$8,088	$4,227	$12,315	$462	$15,550
Real estate:
Commercial real estate	6,454	4,398	1,866	6,264	206	5,903
Construction and development	506	476	—	476	—	754
1-4 family residential	1,781	1,712	—	1,712	—	1,403
Multi-family residential	13	7	—	7	—	10
Consumer	—	—	—	—	—	8
Agriculture	307	36	—	36	—	34
Other	8,849	8,845	—	8,845	—	5,540
Total loans	$34,393	$23,562	$6,093	$29,655	$668	$29,202

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
	balance	allowance	with allowance	investment	allowance	year-to-date
September 30, 2016
Commercial and industrial	$19,426	$4,705	$10,709	$15,414	$1,770	$10,113
Real estate:
Commercial real estate	8,117	4,781	3,208	7,989	644	4,879
Construction and development	590	565	—	565	—	870
1-4 family residential	1,472	1,409	—	1,409	—	1,042
Multi-family residential	15	9	—	9	—	12
Consumer	—	—	—	—	—	10
Agriculture	364	93	—	93	—	10
Other	9,762	—	9,762	9,762	350	3,859
Total loans	$39,746	$11,562	$23,679	$35,241	$2,764	$20,795

Interest income earned on impaired loans was $946 and $642 for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s recorded investment in loans as of September 30, 2017 and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2017
Loans individually evaluated for impairment	$11,782	$11,350	$265	$4,923	$1	$—	$—	$5,176	$33,497
Loans collectively evaluated for impairment	537,088	678,151	424,224	241,641	211,218	42,772	11,424	24,508	2,171,026
Total	$548,870	$689,501	$424,489	$246,564	$211,219	$42,772	$11,424	$29,684	$2,204,523
December 31, 2016
Loans individually evaluated for impairment	$12,315	$6,264	$476	$1,712	$7	$—	$36	$8,845	$29,655
Loans collectively evaluated for impairment	499,239	691,530	491,150	235,170	133,203	39,694	11,070	29,335	2,130,391
Total	$511,554	$697,794	$491,626	$236,882	$133,210	$39,694	$11,106	$38,180	$2,160,046

An impairment analysis is performed for all loans graded substandard and placed on nonaccrual status. If management determines a loan is impaired, the loan is written down to its estimated realizable value through a charge to the allowance for loan losses. At September 30, 2017 and December 31, 2016, the allowance allocated to specific reserves for loans individually evaluated for impairment was $555 and $668, respectively.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight‑line method over the estimated useful lives of the assets. Land is carried at cost. Leasehold improvements are depreciated over the life of the lease plus renewal options or the estimated useful lives, whichever is shorter. Buildings are depreciated over a period not to exceed thirty‑two years. Depending upon the type of furniture and equipment, the depreciation period will range from three to ten years. Bank vehicles are depreciated over a period of three years. During periods of real estate development, interest on construction costs is capitalized if considered material by management.

Accumulated depreciation was $25,797 and $24,562 at September 30, 2017 and December 31, 2016, respectively. Depreciation expense was $835 and $800 for the three months ended September 30, 2017 and 2016 and $2,538 and $2,444 for the nine months ended September 30, 2017 and 2016, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $679 and $742 for the three and nine months ended September 30, 2017 were recognized and are included in net gain on sale of assets in the condensed consolidated statements of income. See Net Gains on Sales of Premises and Equipment below for discussion of gains recorded in the quarter ended September 30, 2017. Net gains and losses on dispositions of premises and equipment was $10 for both the three and nine months ended September 30, 2016.

Net Gains on Sales of Dispositions of Premises and Equipment

On September 8, 2017, the Bank completed the sale of its branch located in Huffman, Texas, referred to as the Huffman Branch. Pursuant to a purchase and assumption agreement, the Bank sold premises and equipment and other assets associated with the Huffman Branch valued at approximately $1,400, and the purchaser assumed approximately $15,000 in deposits at the Huffman Branch. We recorded a gain of $28 as a result of this sale, which is included in net gain on sale of assets in the condensed consolidated statements of income.

On September 14, 2017, we sold the real estate associated with our Deweyville, Texas branch, referred to as the Deweyville Branch, and we leased the facility back for approximately 120 days while we finalize the regulatory process for approval of closing this branch office. We expect to complete the closing of the Deweyville Branch on December 18, 2017. The $4,700 of deposits and $50 of loans at the Deweyville Branch will be transferred to one of our other nearby branch locations. We recorded a gain of $97 as a result of this sale, which is included in net gain on sale of assets in the condensed consolidated statements of income.

In September 2017, we recorded a gain of $554 due to settlement of a legal matter related to one of our branches, which is included in net gain on sale of assets in the condensed consolidated statements of income.

NOTE 7: DEPOSITS

Deposits in the accompanying condensed consolidated balance sheets are summarized below:

	September 30,	December 31,
	2017	2016
Interest-bearing demand accounts	$340,627	$359,560
Money market accounts	726,903	731,942
Saving accounts	88,613	85,927
Certificates and other time deposits, greater than $100,000	179,777	179,621
Certificates and other time deposits, less than $100,000	166,952	158,285
Total interest-bearing deposits	1,502,872	1,515,335
Noninterest-bearing deposits	1,051,755	1,025,425
Total deposits	$2,554,627	$2,540,760

Interest expense for time deposits in denominations of $100 or more excluding brokered deposits was $246 and $269 for the three months ended September 30, 2017 and 2016 and $725 and $828 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company had $41,138 and $49,235 in deposits from public entities, respectively. At September 30, 2017 and December 31, 2016, the Company had brokered deposits of $94,211 and $81,370, respectively. The Company had no major concentrations of deposits at September 30, 2017 or December 31, 2016 from any single or related groups of depositors. Interest payable at September 30, 2017 and December 31, 2016 on all interest‑bearing deposits was approximately $311 and $366, respectively, and is included in other liabilities in the Company’s condensed consolidated balance sheets.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill and amortizable identifiable intangibles, which are being amortized over the estimated useful life, generally determined by management, to be seven to twenty years. Goodwill is not amortized and there have been no changes in goodwill for the periods ending September 30, 2017 and December 31, 2016. Management determined no impairment existed related to these intangibles at September 30, 2017 and December 31, 2016. Intangibles, net of accumulated amortization, at September 30, 2017 and December 31, 2016 are as follows:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
September 30, 2017
Other Intangible Assets, net
Core deposits	6.4 years	$13,750	$(11,909)	$1,841
Customer relationships	11.25 years	6,629	(1,657)	4,972
Servicing asset	17.1 years	319	(101)	218
Total Other Intangible Assets, net		$20,698	$(13,667)	$7,031
December 31, 2016
Other Intangible Assets, net
Core deposits	7.1 years	$13,750	$(11,448)	$2,302
Customer relationships	12.0 years	6,629	(1,326)	5,303
Servicing asset	16.8 years	263	(77)	186
Total Other Intangible Assets, net		$20,642	$(12,851)	$7,791

Servicing Assets

Capitalized servicing assets are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The servicing asset is assessed for impairment or increased obligation based on fair value at each reporting date. Fair value is based on the gross coupon less an assumed contractual servicing cost, or based upon discounted cash flows using market‑based assumptions.

Servicing fee income is recorded for fees earned from servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fee income was $146 and $332 for the nine months ended September 30, 2017 and 2016, respectively and is included in interest and fees on loans on the Company’s condensed consolidated statements of income.

A summary of the changes in the related servicing assets are as follows:

	Nine Months Ended
	September 30,
	2017	2016
Balance at beginning of year	$186	$136
Increase from loan sales	58	80
Amortization charges	(26)	(23)
Balance at end of period	$218	$193

NOTE 9: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through its Bank subsidiary, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include stockholders, and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $176,630 and $142,516 in loans to related parties at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At September 30, 2017 and December 31, 2016, the Company had approximately $78,480 and $48,636 in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $253,049 and $254,687 at September 30, 2017 and December 31, 2016, respectively.

Rent—The Company makes rental payments to a related party on a month to month basis. Total rent expense to related parties for operating leases of premises was approximately $5 for the three months ended September 30, 2017 and 2016 and $15 for the nine months ended September 30, 2017 and 2016.

Advertising—The Company incurred advertising expenses of approximately $73 and $71 for the nine months ended September 30, 2017 and 2016, respectively, to a vendor that is solely owned by a director of the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES, INCLUDING FINANCIAL INSTRUMENTS WITH OFF‑BALANCE‑SHEET RISK

Unfunded Loan Commitments

The Company is party to various financial instruments with off‑balance‑sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process, commercial lines of credit, overdraft protection lines, and standby letters of credit at both fixed and variable rates of interest. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making these commitments and conditional obligations as it does for on‑balance‑sheet instruments. The Company evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

The following is a summary of the various financial instruments whose contract amounts represent credit risk at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Commitments to extend credit, variable	$562,443	$493,740
Commitments to extend credit, fixed	66,300	113,719
	$628,743	$607,459
Standby letters of credit	$31,020	$26,682

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Derivative Financial Instruments

The Company has outstanding interest rate swap contracts in which the Bank entered into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk of the Bank. The objective of the transactions is to allow the Bank’s customers to effectively convert a variable rate loan to a fixed rate.

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2017 and December 31, 2016, no such deterioration was determined by management.

At September 30, 2017 and December 31, 2016, the Company had eleven interest rate swap agreements outstanding with borrowers, with a corresponding number outstanding with correspondent financial institutions. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. The table below sets forth a summary of the derivative instruments outstanding as of September 30, 2017 and December 31, 2016.

	Notional	Fair			Weighted Average
	Amounts	Value	Fixed Rate	Floating Rate	Maturity
September 30, 2017
Interest rate swaps with customers (other assets)	$28,996	$634	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.25%	7.93 years
Interest rate swaps with financial institution (other assets)	13,890	301	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	8.70 years
Interest rate swaps with customers (other liabilities)	13,890	(301)	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	7.93 years
Interest rate swaps with financial institution (other liabilities)	28,996	(634)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.25%	8.70 years
Total derivatives not designated as hedging instruments	$85,772	$—

	Notional	Fair			Weighted Average
	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2016
Interest rate swaps with customers (other assets)	$13,637	$430	5.10% - 7.25%	LIBOR 1M + 2.50% - 3.25%	6.60 years
Interest rate swaps with financial institution (other assets)	14,399	350	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	9.45 years
Interest rate swaps with customers (other liabilities)	14,399	(350)	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	6.60 years
Interest rate swaps with financial institution (other liabilities)	13,637	(430)	5.10% - 7.25%	LIBOR 1M + 2.50% - 3.25%	9.45 years
Total derivatives not designated as hedging instruments	$56,072	$—

Repurchase Agreements

At September 30, 2017 and December 31, 2016, the Company had outstanding funds amounting to $2,239 and $2,343 respectively, received from the sale of securities that were sold under agreements to repurchase. Securities subject to the transfer of ownership under the repurchase agreements are included in pledged securities, and the carrying value of these securities is disclosed in Note 2. The Company transacts these repurchase agreements with its customers and pays interest rates on these funds according to the terms of each repurchase agreement.

Contingent Liabilities

The Company is committed to contribute capital into two private investment funds under the Small Business Investment Company (SBIC) program of the U.S. Small Business Administration. The funds’ goals are to provide investment capital to small and middle market businesses throughout Texas and the South Central United States.

At September 30, 2017 and December 31, 2016, $410 in unfunded commitments were outstanding and subject to call by the first fund. Cumulative capital contributions of $424 and $553 are included in other investments in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

In 2016, an initial investment of $105 was made into the second fund and is included in other investments in the Company’s consolidated balance sheet at December 31, 2016. An additional investment of $145 was made in the nine months ended September 30, 2017 and the total amount invested at September 30, 2017 was $250. At September 30, 2017, the Company’s unfunded commitment to the second fund was $2,250 and is subject to call by that fund.

The Company has also committed to contribute capital into a limited partnership (as a limited partner) under the SBIC program of the U.S. Small Business Administration. At September 30, 2017 and December 31, 2016, $1,180 in unfunded commitments were outstanding and subject to call by the fund. Cumulative capital contributions of $820 are included in other investments in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Company, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Lease Commitments

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases of premises and equipment was approximately $464 and $553 for the three months ended September 30, 2017 and 2016 and $1,376 and $2,270 for the nine months ended September 30, 2017 and 2016, respectively, and is reflected in net occupancy expense on the condensed consolidated statements of income.

NOTE 11: NOTE PAYABLE

In conjunction with the acquisition of MC Bancshares, Inc., the Company entered into a loan agreement on February 1, 2015 with a correspondent financial institution for $31,000. The note is payable in quarterly installments beginning May 2015 with the first four installments interest only. The remaining quarterly installments will be in an amount necessary to amortize the unpaid principal balance over a period of seven years from February 2016 to February 2023. The interest rate will be the prime rate, adjusted for any change in prime rate at the time such change is made. As of September 30, 2017 and December 31, 2016 the balance outstanding was $24,357 and $27,679, respectively with interest accrued of approximately $175 and $173, respectively included in other liabilities on the condensed consolidated balance sheets. Interest paid was $780 and $804 for the nine months ended September 30, 2017 and 2016, respectively.

Covenants include tangible net worth not less than $200 million, cash flow coverage ratio not less than 1.25, Texas ratio (nonperforming assets plus loans 90 or more days past due as a percentage of tangible equity and reserves) not to exceed 15.00%, and additional debt not to exceed $50 million. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants required by the loan agreement.

Subsequent to September 30, 2017, this note was paid in full.  See Note 19 – Subsequent Events.

NOTE 12: INCOME TAXES

The provision for income tax expense and effective tax rates for the three months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income tax expense	$3,927	$3,032	$10,140	$8,688
Effective tax rate	28.11%	30.90%	28.36%	30.66%

The differences between the statutory rate of 35.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to state income tax, tax exempt interest, bank‑owned life insurance, and other non‑deductible expenses.

NOTE 13: JUNIOR SUBORDINATED DEBT

Crosby Statutory Trust I

During 2005, Crosby Bancshares, Inc., which was acquired by the Company in 2008, received proceeds of junior subordinated debt held by a trust (Crosby Statutory Trust I) that is funded by common securities, all of which were purchased by Crosby Bancshares, Inc., and trust preferred securities in the amount of $5,000 that are held by other investors. Funds raised by the trust totaling $5,155 were then loaned to Crosby Bancshares, Inc. in the form of junior subordinated debt. This debt was assumed by the Company at the date of acquisition. This debt is generally subordinated to other debt and deposits reflected on the consolidated balance sheets. The subordinated debt securities have a due date of December 15, 2035, with interest payable quarterly, due March 15, June 15, September 15, and December 15, of each year during the term of the debt.

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe (LIBOR), plus 1.44%, reset quarterly, which was 2.76% at September 30, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

Interest expense recorded in the condensed consolidated statements of income on this debt was approximately $35 and $28 for the three months ended September 30, 2017 and 2016, and $101 and $82 for the nine months ended September 30, 2017 and 2016, respectively.

The investment in common securities of the trust by the Company totals $155 and is reflected in other assets in the September 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

County Bancshares Trust I

During 2005, County Bancshares, Inc., which was acquired by the Company in 2007, received proceeds of junior subordinated debt held by a trust (County Bancshares Trust I) that is funded by common securities, all of which were purchased by County Bancshares, Inc., and trust preferred securities in the amount of $5,500 that are held by other investors. Funds raised by the trust totaling $5,671 were then loaned to County Bancshares, Inc. in the form of junior subordinated debt. This debt was transferred to the Company at the date of acquisition. In 2015, the Company purchased approximately $4,100 of the outstanding preferred securities, reducing the outstanding preferred securities to $1,571. This debt is generally subordinated to other debt and deposits reflected on the consolidated balance sheets presented. The subordinated debt securities have a due date of April 7, 2035, with interest payable quarterly, due January 7, April 7, July 7, and October 7 of each year during the term of the debt.

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe (LIBOR), plus 2%, and is reset quarterly. The rate of interest at September 30, 2017 was 3.30%. The Company has the right to redeem these debt securities in whole or from time to time in part (provided that all accrued and unpaid interest has been paid). Interest expense recorded in the condensed consolidated statements of income on this debt was approximately $48 and $39 during the three months ended September 30, 2017 and 2016, and $135 and $112 for the nine months ended September 30, 2017 and 2016, respectively.

The investment in common securities of the trust by the Company totals $171 and is reflected in other assets in the September 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

NOTE 14: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan in which substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution. The Company, also at its discretion, may make additional contributions during the Plan year. For the nine months ended September 30, 2017 and 2016, the Company made $1,331 and $1,309 in contributions to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which the executive is eligible for performance based incentive bonus compensation. As part of this compensation arrangement, the Company will contribute one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue a market rate of interest and are payable to the employees upon separation from the Bank provided the Plan’s vesting arrangements have been met. At September 30, 2017 and December 31, 2016, the amount payable, including interest, for this deferred plan was approximately $2,099 and $2,013 respectively, and is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreement

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability is approximately $523 and $583 at September 30, 2017 and December 31, 2016, respectively, and is included in other liabilities in the consolidated balance sheets. The Company recognized approximately $5 and $6 in expenses during three months ended September 30, 2017 and 2016, and approximately $16 and $18 in expenses during nine months ended September 30, 2017 and 2016, respectively.

Change of Control Agreements

The Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if we terminate the executive without “cause” or the executive resigns with “good reason” (as those terms and benefits are defined in the agreements). In addition, upon a “change of control” (as that term is defined in the agreements), these employees, in accordance with the terms of their respective agreements, will be entitled to an aggregate amount of approximately $2.2 million.

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. Under their respective agreements, upon a “change of control” of the Company (as that term is defined in the agreements) or an “involuntary termination” (as that term is defined in the agreements), each of these employees will be entitled to receive an amount equal to two times the sum of (i) base salary plus (ii) the average bonus paid to the officer during the three years preceding the “change of control” or “involuntary termination”, as applicable. Upon a change of control, including completion of an initial public offering, the Company plans to pay these employees in accordance with the terms of their respective agreements an aggregate amount of approximately $2.5 million. No compensation expense was recognized as of September 30, 2017, as the change in control triggered by our initial public offering was not yet considered probable. See Note 19 – Subsequent Events.

NOTE 15: STOCK OPTION PLANS

The Company acquired a Stock Option Plan which originated under VB Texas, Inc. in 2006 (2006 Plan) whereby participants may purchase shares of Company stock. The 2006 Plan limits the number of shares that may be optioned to 746,220. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. The 2006 Plan provides that no options may be granted after October 24, 2016.

The Company also acquired a Stock Option Plan that originated in May 2011 under VB Texas, Inc. (2011 Plan). At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. On August 7, 2017, the board of directors of the Company terminated the 2011 Plan. At the date of termination, there were no options outstanding under this plan.

In May 2014, the Company adopted the 2014 stock option plan. The 2014 Plan limits the number of shares that may be optioned to 1,127,200. The Plan provides that no options may be granted after May 20, 2024. The options granted under this plan shall be Incentive Stock Options intended to qualify as such under the provisions of Section 422 of the Internal Revenue code of 1986. Options granted under the Plan expire ten years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the grant. At September 30, 2017, 959,200 options were available for future grant under the 2014 Plan.

On September 13, 2017, the Company’s shareholders approved the Company’s 2017 Stock Incentive Plan (the 2017 Plan), which was previously approved by the Company’s board of directors. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock.

Cash received in exercise of share options during the nine months ended September 30, 2017 and 2016 was $17 and $1,997, respectively.

The following table summarizes activity under the stock option plans for the nine months ended September 30, 2017 and 2016 and the balances as of those dates:

	September 30, 2017			September 30, 2016
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
	Shares	Average	Contractual	Shares	Average	Contractual
(Dollars in thousands, except per share data)	Underlying	Exercise	Term	Underlying	Exercise	Term
Options summary	Options	Prices	(in years)	Options	Prices	(in years)
Outstanding, beginning of period	248,314	$12.80	4.96	647,074	$10.99	2.83
Granted	80,000	$21.00	9.76	—	—	—
Forfeited	(12,160)	$11.24	2.13	—	—	—
Exercised	(1,000)	$16.80	—	(202,044)	$9.88	—
Outstanding, end of period	315,154	$14.93	5.69	445,030	$11.50	2.96
Exercisable, end of period	180,954	$11.66	—	371,230	$10.42	—
Unvested, end of period	134,200	$19.35	—	73,800	$16.91	—

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The following assumptions were used for the 2017 grants. There were no options granted during 2016.

Nine Months Ended
September 30,
2017
Dividend yield	0.95%
Expected volatility	35.97%
Risk free interest rate	2.42%
Expected life in years	6.0

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Expected volatility is based on the volatility of certain comparable public company peers. The risk‑free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected life is based on the ten-year option expiration term or historical exercise experience.

The total intrinsic value of all options at September 30, 2017 and December 31, 2016 was estimated to be $1,912 and $2,036, respectively, of which $1,691 and $1,736, respectively is attributable to vested options. The intrinsic value at exercise date of options exercised during the nine months ended September 30, 2017 and 2016 was less than $1 and $1,337, respectively.

There were 134,200 options unvested at September 30, 2017, each with a grant date weighted average fair value of $5.08.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model. There were 80,000 options granted during the nine months ended September 30, 2017 and there were no options granted in the nine months ended September 30, 2016.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Expected volatility is based on the Company’s historical volatility of its common stock. The risk‑free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant and expected life is based on the ten‑year term or historical exercise experience.

For options granted, compensation costs are recognized in the condensed consolidated statements of income based on their fair values on the date of the grant. For the three months ended September 30, 2017 and 2016, stock compensation expense was $40 and $8 and for the nine months ended September 30, 2017 and 2016, stock compensation expense was $56 and $35, respectively. As of September 30, 2017, there was approximately $637 of total unrecognized compensation expense related to the stock‑based compensation arrangements. That cost is expected to be recognized in the Company’s consolidated statements of income over a weighted average period of 3.3 years.

NOTE 16: REGULATORY MATTERS

Regulatory Capital

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Company and Bank’s Common Equity Tier 1 capital includes common stock and related capital surplus, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, the Company and Bank elected to opt‑out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company and Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and Bank under the Basel III Capital Rules:

			Minimum		Minimum
			Capital		Capital
			Required-Basel		Required-Basel		Required to be
			III Phase-in		III Fully		Considered Well
	Actual		Schedule		Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$311,698	12.9%	$109,020	4.5%	$169,587	7.0%	$157,474	6.5%
Bank Only	$320,334	13.2%	$108,879	4.5%	$169,367	7.0%	$157,270	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$318,098	13.1%	$145,360	6.0%	$205,927	8.5%	$193,814	8.0%
Bank Only	$320,334	13.2%	$145,172	6.0%	$205,660	8.5%	$193,563	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$342,233	14.1%	$193,814	8.0%	$254,381	10.5%	$242,267	10.0%
Bank Only	$344,469	14.2%	$193,563	8.0%	$245,051	10.5%	$241,953	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$318,098	11.0%	$115,539	4.0%	$115,539	4.0%	$144,424	5.0%
Bank Only	$320,335	11.1%	$115,539	4.0%	$115,539	4.0%	$144,424	5.0%

			Minimum		Minimum
			Capital		Capital
			Required-Basel		Required-Basel		Required to be
			III Phase-in		III Fully		Considered Well
	Actual		Schedule		Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$274,516	11.5%	$107,272	4.5%	$166,867	7.0%	$154,948	6.5%
Bank Only	$304,058	12.8%	$107,209	4.5%	$166,770	7.0%	$154,844	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$280,916	11.8%	$143,029	6.0%	$202,624	8.5%	$190,705	8.0%
Bank Only	$304,058	12.8%	$142,946	6.0%	$202,507	8.5%	$190,594	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$306,287	12.9%	$190,705	8.0%	$250,300	10.5%	$238,381	10.0%
Bank Only	$329,428	13.8%	$190,594	8.0%	$250,155	10.5%	$238,243	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$280,916	9.8%	$114,872	4.0%	$114,872	4.0%	$143,590	5.0%
Bank Only	$304,058	10.6%	$114,872	4.0%	$114,872	4.0%	$143,590	5.0%

Management believes that, as of September 30, 2017 and December 31, 2016, the Company and its bank subsidiary, CommunityBank of Texas, National Association, were “well capitalized” based on the ratios presented above.

The Company and Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if Company or Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions

In the ordinary course of business, the Company may be dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

NOTE 17: FAIR VALUE DISCLOSURES

The authoritative guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs—Inputs are based upon unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. The fair values of the Company’s equity securities were measured using Level 1 inputs.

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage‑backed securities.

Level 3 Inputs—Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

During the nine months ending September 30, 2017 and 2016, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market‑based parameters as inputs. Valuation adjustments may be made to ensure that assets and liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Financial Instruments Recorded at Fair Value

Assets and liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Interest Rate Swaps with Customers:  For interest rate swaps with customers classified as Level 2, the Company obtains fair value measurements from an independent pricing service which uses the “income approach” as defined by ASC 820. Income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, taking into account both Level 1 and Level 2 inputs.

Interest Rate Swaps with Financial Institutions:  For interest rate swaps with financial institutions classified as Level 2, the Company obtains fair value measurements from an independent pricing service which uses the “income approach” as defined by ASC 820. Income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, taking into account both Level 1 and Level 2 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2017
	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
Financial Assets:
Securities available for sale
State and municipal securities	$—	$60,429	$—	$60,429
U.S. Agency Securities:
Debt securities	—	18,527	—	18,527
Collateralized mortgage obligations	—	51,708	—	51,708
Mortgage-backed securities	—	85,875	—	85,875
Other securities	1,088	—	—	1,088
Interest rate swaps with customers	—	634	—	634
Interest rate swaps with financial institutions	—	301	—	301
Total financial assets	$1,088	$217,474	$—	$218,562
Financial Liabilities:
Interest rate swaps with customers	$—	$301	$—	$301
Interest rate swaps with financial institutions	—	634	—	634
Total financial liabilities	$—	$935	$—	$935

	December 31, 2016
	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
Financial Assets:
Securities available for sale
State and municipal securities	$—	$58,979	$—	$58,979
U.S. Agency Securities:
Debt securities	—	20,341	—	20,341
Collateralized mortgage obligations	—	33,770	—	33,770
Mortgage-backed securities	—	91,790	—	91,790
Other securities	1,064	—	—	1,064
Interest rate swaps with customers	—	430	—	430
Interest rate swaps with financial institutions	—	350	—	350
Total financial assets	$1,064	$205,660	$—	$206,724
Financial Liabilities:
Interest rate swaps with customers	$—	$350	$—	$350
Interest rate swaps with financial institutions	—	430	—	430
Total financial liabilities	$—	$780	$—	$780

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non‑recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Repossessed real estate and other assets as well as collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non‑real estate collateral such as inventory, accounts receivable, equipment or other business assets.

The table below outlines certain assets measured at fair value on a non‑recurring basis at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
Impaired Loans:
Commercial and industrial	$—	$—	$2,440	$2,440
Real estate:
1-4 family residential	—	—	—	—
Total loans	$—	$—	$2,440	$2,440

Repossessed real estate and other assets	$—	$—	$558	$558

	December 31, 2016
	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
Impaired Loans:
Commercial and industrial	$—	$—	$3,765	$3,765
Real estate:
Commercial real estate	—	—	1,660	1,660
Total loans	$—	$—	$5,425	$5,425

Repossessed real estate and other assets	$—	$—	$—	$—

Non‑Financial Assets and Non‑Financial Liabilities

The Company does not have any non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment. Non‑financial assets measured at fair value on a non‑recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge‑off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write‑down included in other non‑interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the nine months ended September 30, 2017 and during 2016, we used Level 2 inputs for our fair value measurements for foreclosed assets.

The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value:

	September 30,	December 31,
	2017	2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$583	$2,018
Charge-offs recognized in the allowance for loan losses	—	(47)
Fair value	$583	$1,971
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$899	$630
Write-downs included in other noninterest expense	(341)	(65)
Fair value	$558	$565

Fair Value Disclosure for all Financial Instruments

The Company is required to disclose the fair value of all financial instruments, including those financial assets and financial liabilities not recorded at fair value in its consolidated balance sheets, for which it is practicable to estimate fair value. The tables below summarize the fair market values of all financial instruments of the Company at September 30,

2017 and December 31, 2016, followed by methods and assumptions that were used by the Company in estimating the fair value.

	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
September 30, 2017
Financial Assets:
Cash and due from banks	$54,117	$—	$—	$54,117	$54,117
Interest bearing deposits in banks	294,461	—	—	294,461	294,461
Time deposits in other banks	—	600	—	600	600
Securities available for sale	—	216,539	—	216,539	216,539
Other securities	1,088	—	—	1,088	1,088
Securities held to maturity	—	36	—	36	33
Other investments	—	—	12,091	12,091	12,091
Loans, including held for sale, net	—	—	2,182,789	2,182,789	2,176,187
Cash surrender value of life insurance	—	67,550	—	67,550	67,550
Servicing asset	—	218	—	218	218
Accrued interest receivable	—	6,024	—	6,024	6,024
Interest rate swaps with customers	—	634	—	634	634
Interest rate swaps with financial institutions	—	301	—	301	301
Total financial assets	$349,666	$291,902	$2,194,880	$2,836,448	$2,829,843
Financial Liabilities:
Noninterest-bearing deposits	$1,051,755	$—	$—	$1,051,755	$1,051,755
Interest-bearing deposits	—	1,454,491	—	1,454,491	1,502,872
Repurchase agreements	—	2,239	—	2,239	2,239
Junior subordinated debt	—	6,726	—	6,726	6,726
Note payable	—	24,357	—	24,357	24,357
Accrued interest payable	—	537	—	537	537
Interest rate swaps with customers	—	301	—	301	301
Interest rate swaps with financial institutions	—	634	—	634	634
Total financial liabilities	$1,051,755	$1,489,285	$—	$2,541,040	$2,589,421

	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
December 31, 2016
Financial Assets:
Cash and due from banks	$53,000	$—	$—	$53,000	$53,000
Interest bearing deposits in banks	329,103	—	—	329,103	329,103
Time deposits in other banks	—	600	—	600	600
Securities available for sale	—	204,880	—	204,880	204,880
Other securities	1,064	—	—	1,064	1,064
Securities held to maturity	—	37	—	37	34
Other investments	—	—	12,063	12,063	12,063
Loans, including held for sale, net	—	—	2,139,645	2,139,645	2,130,492
Cash surrender value of life insurance	—	51,430	—	51,430	51,430
Servicing asset	—	186	—	186	186
Accrued interest receivable	—	6,674	—	6,674	6,674
Interest rate swaps with customers	—	430	—	430	430
Interest rate swaps with financial institutions	—	350	—	350	350
Total financial assets	$383,167	$264,587	$2,151,708	$2,799,462	$2,790,306
Financial Liabilities:
Noninterest-bearing deposits	$1,025,425	$—	$—	$1,025,425	$1,025,425
Interest-bearing deposits	—	1,451,512	—	1,451,512	1,515,335
Repurchase agreements	—	2,342	—	2,342	2,343
Junior subordinated debt	—	6,726	—	6,726	6,726
Note payable	—	27,679	—	27,679	27,679
Accrued interest payable	—	582	—	582	582
Interest rate swaps with customers	—	350	—	350	350
Interest rate swaps with financial institutions	—	430	—	430	430
Total financial liabilities	$1,025,425	$1,489,621	$—	$2,515,046	$2,578,870

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair values of all financial instruments have been determined as follows:

Cash and Cash Equivalents and Time Deposits in Other Banks—For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

Other Investments—Other investments consist of other correspondent bank stocks and CRA investments. For these investments, cost, which is generally the carrying amount, is a reasonable estimate of fair value due to redemption restrictions.

Loans—Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by segment such as real estate, commercial and agricultural, consumer, and other loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. Discount rates ranged from 2.30% to 16.50%. These rates reflect the rate environment for repricing the respective category of loans at September 30, 2017 and December 31, 2016. The fair value of the residential mortgage loans that are sold in the secondary market is estimated to be the carrying amount due to the short‑term nature of these loans.

Bank‑owned Life Insurance—The carrying value for the cash value of life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered and is considered a reasonable estimate of fair value.

Deposits—The fair values for demand deposits are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit, savings accounts, and money market deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated expected monthly maturities.

Repurchase Agreements—For these short‑term borrowings, carrying value is deemed to be a reasonable estimate of their fair value.

Junior Subordinated Debentures—The fair value for these debentures is considered to be the carrying value due to the variable rate feature of the instruments.

Servicing Assets—Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.

Accrued Interest—The carrying amounts of accrued interest approximate their fair value due to short term maturity.

NOTE 18: EARNINGS PER SHARE

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is computed using the weighted‑average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		Per		Per		Per		Per
		Share		Share		Share		Share
(Dollars in thousands, except per share data)	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Net income for common stockholders	$10,047		$6,781		$25,614		$19,651
Basic:
Weighted average shares outstanding (shares in thousands)	22,063	$0.46	21,871	$0.31	22,062	$1.16	22,067	$0.89
Diluted:
Add incremental shares for:
Effect of dilutive securities—options	75		122		82		138
Adjusted weighted average shares outstanding (shares in thousands)	22,138	$0.45	21,993	$0.31	22,144	$1.16	22,205	$0.88

NOTE 19: SUBSEQUENT EVENTS

On November 10, 2017, the Company completed its initial public offering of 2,760,000 shares of its common stock at a price of $26.00 per share, which included 360,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company. Proceeds from this offering, net of underwriting discounts and estimated offering expenses payable by us are estimated to be $64,500. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

The Company is party to change of control and non-competition agreements with certain former employees of VB Texas, Inc, as discussed in Note 14 – Employee Benefit Plans and Deferred Compensation Arrangements Termination.

The Company’s initial public offering noted above triggered the change of control provisions of these agreement and we will pay these employees approximately $2.5 million in aggregate in the first quarter of 2018.

On February 1, 2015, we entered into a loan agreement for $31,000 in connection with an acquisition. See Note 11 - Note Payable. On November 13, 2017, we paid the outstanding balance of $23,283 in full. On December 13, 2017, the Company entered into a loan agreement (the “Loan Agreement”) with Frost Bank (the “Lender”) and terminated our prior loan agreement with the Lender. The Loan Agreement provides for a $30 million revolving line of credit (the “Line of Credit”) by the Lender to the Company and the obligations of the Company under the Loan Agreement are evidenced by a Promissory Note and Pledge and Security Agreement, each dated December 13, 2017.

The Line of Credit is for a period of 12 months, beginning on the date of the Loan Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest shall accrue on outstanding borrowings at a rate equal to the maximum “Latest” “U.S.” prime rate of interest per annum, and is due and payable as accrued in four quarterly installments in the first 12 months and thereafter payments of principal in 20 quarterly installments are required together with accrued interest over a term of 60 months.

The Company may prepay the principal amount of any loan under the Loan Agreement without premium or penalty. The Company can use the proceeds from the Loan Agreement for the purpose of financing acquisitions and other general corporate purposes, including capital augmentation.

The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $240,000, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12%, and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes for the year ended December 31, 2016, included in our prospectus filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (Securities Act), on November 8, 2017. In this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation, and its consolidated subsidiaries. All references in this Quarterly Report on Form 10-Q to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary.

This discussion and analysis contains forward‑looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward‑Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward‑looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward‑looking statements. Unless otherwise stated, all information in this Quarterly Report on Form 10-Q gives effect to a 2‑for‑1 stock split, whereby each shareholder of our common stock received one additional share of common stock for each share owned as of the record date of September 30, 2017, in the form of a stock dividend that was distributed on October 13, 2017. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented.

Overview

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont, Texas. We focus on providing commercial banking solutions to small and mid‑sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate 18 branches located in the Houston market and our Beaumont market presence includes 16 branches. We have experienced significant organic growth since commencing banking operations in 2007, as well as through multiple mergers of equals, strategic acquisitions, and de novo branches. With this growth, we built and expanded our market from Beaumont and East Texas to the growing Houston market. As of September 30, 2017, we had, on a consolidated basis, total assets of $3.0 billion, total loans of $2.2 billion, total deposits of $2.6 billion and total shareholders’ equity of $381.1 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct our material business operations through CommunityBank of Texas, National Association, the discussion and analysis relates to activities primarily conducted by the Bank. As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments, customer service and loan fees, and fees related to the sale of mortgage loans. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest‑earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest‑earning assets. Net interest spread is the difference between average rates earned on interest‑earning assets and average rates paid on interest‑bearing liabilities.

Changes in market interest rates and the interest rates we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as in the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas.

Effects of Hurricane Harvey

In August 2017, Hurricane Harvey, a Category 4 hurricane, caused extensive and costly damage across Southeast Texas. The Houston and Beaumont areas received over 40 inches of rainfall, which resulted in catastrophic flooding and unprecedented damage to residences and businesses. We worked diligently throughout Hurricane Harvey and during its aftermath to ensure the safety of our employees and customers, as well as to continue to provide the financial services on which our customers greatly depend.

The operational impact to our Houston branches and infrastructure was minor. After Hurricane Harvey made landfall in Houston, we operated limited services in Houston from August 28, 2017 until August 31, 2017, which was largely due to the inability of our employees and customers to use the roadways or public transportation. Despite widespread flooding in Houston, none of our Houston branches flooded and all but one of our branches were open and operating at full capacity as of September 1, 2017. The remaining Houston branch reopened on September 6, 2017, after its electricity was restored.

Likewise, the operational impact to our Beaumont branches and infrastructure was minor and none of our Beaumont branches flooded. After Hurricane Harvey shifted course away from Houston and toward Beaumont, we operated limited services in Beaumont from August 29, 2017 until September 4, 2017. In Beaumont, all but one of our branches were open and operating at full capacity as of September 5, 2017. The remaining Beaumont branch reopened on September 11, 2017, after its utilities were restored.

Furthermore, our technology environment, bolstered by our business continuity plan, was fully operational and supported our customers and employees across all of our branches during Hurricane Harvey. Our call center, wire transfer, ATM and treasury services continued to provide telephone and electronic access for customers during the storm. During Hurricane Harvey, our business continuity plan worked as intended and is being reviewed for continued updates and improvements based on the experience.

We evaluated Hurricane Harvey’s impact on our customers and our business, including our properties, assets and loan portfolios. Some of our customers were, and continue to be, adversely impacted by Hurricane Harvey. As part of the recovery process, we contacted our customers to assist with their needs, as well as waived or refunded (i) late fees for loans with payments due from August 25, 2017 through September 10, 2017, and (ii) overdraft and ATM fees incurred from August 25, 2017 through September 10, 2017.

We have also engaged directly with customers through telephone calls to evaluate the impact of Hurricane Harvey on our consumer, real estate and business loan exposures. Our real estate loan exposures in Houston and Beaumont consist primarily of commercial properties. Based on initial conversations with customers, we have determined that the majority of our significant commercial real estate customers are characterized as low risk (i.e., sustained minimal property damage). We do not anticipate that Hurricane Harvey will result in significant losses and only one loan relationship in the principal amount of approximately $400,000 appears to have significant uninsured damage and is being monitored by our loan officers and our Senior Credit Officer. We have granted temporary payment deferrals on loans with an aggregate principal amount of approximately $64.0 million, largely to assist customers whose operations were impacted by Hurricane Harvey.

While we do not anticipate that Hurricane Harvey will have significant long‑term effects on our business, financial condition or operations, we are unable to predict with certainty the short‑ and long‑term impact that Hurricane Harvey may have on the markets in which we operate, including the impact on our customers and our loan and deposit activities and credit exposures. We will continue to monitor the residual effects of Hurricane Harvey on our business and customers.

Results of Operations

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest‑earning assets and interest‑bearing liabilities, respectively. Changes in the amount and type of interest‑earning assets and interest‑bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest‑earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and shareholders’ equity also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016. Net interest income for the nine months ended September 30, 2017 was $79.6 million compared to $75.8 million for nine months ended September 30, 2016, an increase of $3.8 million, or 5.05%. For the nine months ended September 30, 2017, net interest margin and net interest spread were 3.97%% and 3.72%, respectively, compared to 3.89% and 3.65% for the nine months ended September 30, 2016. The increase in the interest margin and net interest spread is primarily attributed to the increase in the average outstanding balances and average yields for our loans and securities portfolios. Changes in rates paid on interest‑bearing deposits for the nine months ended September 30, 2017 and September 30, 2016 had a minimal impact on the net interest margin.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.05% for the nine months ended September 30, 2017, consistent with 3.99% for the nine months ended September 30, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax‑exempt yields comparable to taxable asset yields. For the nine months ended September 30, 2017 and 2016, the adjustments were approximately $1.8 million and $1.8 million, respectively.

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans(1)	$2,190,975	$79,642	4.86%	$2,127,840	$77,425	4.86%
Securities (available for sale and held to maturity)	220,396	3,990	2.42%	161,643	2,746	2.27%
Federal funds sold and other interest-earning assets	257,628	2,110	1.10%	297,283	1,239	0.56%
Nonmarketable equity securities	14,690	551	5.01%	14,684	530	4.82%
Total interest-earning assets	2,683,689	$86,293	4.30%	2,601,450	$81,940	4.21%
Allowance for loan losses	(25,719)			(26,648)
Noninterest-earnings assets	280,139			278,191
Total assets	$2,938,109			$2,852,993
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,497,845	$5,659	0.51%	$1,436,507	$5,159	0.48%
Repurchase agreements	2,409	5	0.28%	1,838	3	0.22%
Note payable	25,841	784	4.06%	30,147	805	3.57%
Junior subordinated debt	10,826	236	2.91%	10,826	194	2.39%
Total interest-bearing liabilities	1,536,921	$6,684	0.58%	1,479,318	$6,161	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,012,952			1,008,665
Other liabilities	18,080			17,850
Total noninterest-bearing liabilities	1,031,032			1,026,515
Shareholders’ equity	370,156			347,160
Total liabilities and shareholders’ equity	$2,938,109			$2,852,993
Net interest income		$79,609			$75,779
Net interest spread(2)			3.72%			3.65%
Net interest margin(3)			3.97%			3.89%
Net interest margin—tax equivalent(4)			4.05%			3.99%

(1)	Includes average outstanding balances of loans held for sale of $853,000 and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

In order to make pre‑tax income and resultant yields on tax‑exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment of $1.8 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively, has been computed using a federal income tax rate of 35%.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Nine Months Ended
	September 30, 2017
	Compared to 2016
	Increase		Total
	(Decrease) due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$2,297	$(80)	$2,217
Securities (available for sale and held to maturity)	998	246	1,244
Federal funds sold and other interest-earning assets	(165)	1,036	871
Nonmarketable equity securities	—	21	21
Total increase (decrease) in interest income	$3,130	$1,223	$4,353
Interest-bearing liabilities:
Interest-bearing deposits	$220	$280	$500
Repurchase agreements	1	1	2
Note payable	(115)	94	(21)
Junior subordinated debt	—	42	42
Total increase (decrease) in interest expense	$106	$417	$523
Increase (decrease) in net interest income	$3,024	$806	$3,830

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016. Net interest income for the three months ended September 30, 2017 was $27.3 million compared to $25.5 million for three months ended September 30, 2016, an increase of $1.7 million, or 6.80%. For the three months ended September 30, 2017, net interest margin and net interest spread were 3.98% and 3.73%, respectively, compared to 3.83% and 3.58% for the three months ended September 30, 2016. The increase in the net interest margin and net interest spread is primarily attributed to the increase in the average outstanding balances and average yields for our loans and securities portfolios. Changes in rates paid on interest‑bearing deposits for the three months ended September 30, 2017 and September 30, 2016 had a minimal impact on the net interest margin.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.07% for the three months ended September 30, 2017 and 3.92% for the three months ended September 30, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax‑exempt yields comparable to taxable asset yields. For the three months ended September 30, 2017 and 2016, the adjustments were approximately $1.1 million and $1.1 million, respectively.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated in the manner presented for the three months ended September 30, 2017 and 2016 above. For the three months ended September 30, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans(1)	$2,191,016	$27,129	4.91%	$2,149,917	$26,121	4.83%
Securities (available for sale and held to maturity)	223,132	1,334	2.37%	176,699	973	2.19%
Federal funds sold and other interest-earning assets	284,334	927	1.29%	309,939	431	0.55%
Nonmarketable equity securities	14,695	179	4.83%	14,682	170	4.61%
Total interest-earning assets	2,713,177	$29,569	4.32%	2,651,237	$27,695	4.16%
Allowance for loan losses	(25,316)			(26,957)
Noninterest-earnings assets	290,767			278,623
Total assets	$2,978,628			$2,902,903
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,501,732	$1,964	0.52%	$1,473,177	$1,851	0.50%
Repurchase agreements	2,404	2	0.33%	1,478	—	—%
Note payable	24,742	269	4.31%	29,171	260	3.55%
Junior subordinated debt	10,826	83	3.04%	10,826	67	2.46%
Total interest-bearing liabilities	1,539,704	$2,318	0.60%	1,514,652	$2,178	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,041,731			1,020,446
Other liabilities	18,844			18,559
Total noninterest-bearing liabilities	1,060,575			1,039,005
Shareholders’ equity	378,349			349,246
Total liabilities and shareholders’ equity	$2,978,628			$2,902,903
Net interest income		$27,251			$25,517
Net interest rate spread(2)			3.73%			3.58%
Net interest margin(3)			3.98%			3.83%
Net interest margin—tax equivalent(4)			4.07%			3.92%

(1) Includes average outstanding balances of loans held for sale of $1.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively.
(2) Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest‑earning assets.

(4) In order to make pre‑tax income and resultant yields on tax‑exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment of $1.1 million and $1.1 million for the three months ended September 30. 2017 and 2016, respectively, has been computed using a federal income tax rate of 35%.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended
	September 30, 2017
	Compared to 2016
	Increase		Total
	(Decrease) due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$499	$509	$1,008
Securities (available for sale and held to maturity)	256	105	361
Federal funds sold and other interest-earning assets	(36)	532	496
Nonmarketable equity securities	—	9	9
Total increase (decrease) in interest income	$719	$1,155	$1,874
Interest-bearing liabilities:
Interest-bearing deposits	$36	$77	$113
Repurchase agreements	—	2	2
Note payable	(39)	48	9
Junior subordinated debt	—	16	16
Total increase (decrease) in interest expense	$(3)	$143	$140
Increase (decrease) in net interest income	$722	$1,012	$1,734

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the nine months ended September 30, 2017 was a net $1.4 million credit, compared to a net $3.9 million charge for the nine months ended September 30, 2016. The provision for loan losses for the three months ended September 30, 2017 was a net $1.7 million credit, compared to a net $1.2 million charge for the three months ended September 30, 2016. The decrease in the provision for loan losses during 2017 is primarily the result of pay‑offs of certain classified and problem loans, which resulted in the reversal of their related allowance for loan losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, gains on the sale of assets, card interchange fees and income from bank‑owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the nine months ended September 30, 2017, noninterest income totaled $11.1 million, a decrease of $289,000, or 2.55%, compared to $11.3 million for the nine months ended September 30, 2016. For the three months ended September 30, 2017, noninterest income totaled $4.1 million, an increase of $535,000, or 15.07%, compared to $3.6 million for the three months ended September 30, 2016. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest income:
Deposit account service charges	$4,412	$4,947	$(535)	(10.81)%
Net gain on sale of assets	1,531	640	891	139.22%
Card interchange fees	2,512	2,522	(10)	(0.40)%
Earnings on bank-owned life insurance	1,120	1,016	104	10.24%
Other	1,485	2,224	(739)	(33.23)%
Total noninterest income	$11,060	$11,349	$(289)	(2.55)%

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest income:
Deposit account service charges	$1,395	$1,695	$(300)	(17.70)%
Net gain on sale of assets	828	107	721	673.83%
Card interchange fees	803	837	(34)	(4.06)%
Earnings on bank-owned life insurance	459	339	120	35.40%
Other	601	573	28	4.89%
Total noninterest income	$4,086	$3,551	$535	15.07%

Deposit Account Service Charges. We earn fees from our customers for deposit‑related services, and these fees constitute a significant component of our noninterest income. Service charges on deposit accounts were $4.4 million for the nine months ended September 30, 2017, a decrease of $535,000, or 10.81%, over the same period in 2016. Service charges on deposit accounts were $1.4 million for the three months ended September 30, 2017, a decrease of $300,000, or 17.70%, over the same period in 2016. These decreases were predominately due to a reduction of non‑sufficient and overdraft charges incurred by our deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets, SBA loans, mortgage loans and other assets, including OREO and repossessed assets. Net gain on sale of assets was $1.5 million for the nine months ended September 30, 2017, an increase of $891,000, or 139.22%, over the same period in 2016. Net gain on sale of assets was $828,000 for the three months ended September 30, 2017, an increase of $721,000, or 673.83%, over the same period in 2016. The increases in the net gain on sale of assets during the three and nine months ended September 30, 2017 are primarily due to settlement of a legal matter related to one of our branches and the sale of certain assets of our branches in Huffman and Deweyville, Texas.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income, and other fee income. Other noninterest income decreased $739,000, or 33.23%, from $2.2 million for the nine months ended September 30, 2016 to $1.5 million for the nine months ended September 30, 2017. The decrease is primarily due to the income generated during the nine months ended September 30, 2016 by our investments in partnerships and funds associated with the Small Business Investment Company program of the U.S. Small Business Administration of $629,000. Our investments in these partnerships and funds aid the Company in meeting the requirements of the Community Reinvestment Act. The partnerships and funds are licensed small business investment companies whose income is primarily derived from investment in small businesses and ultimate liquidation of these investments at a future date for profit. Other noninterest income remained relatively flat for the three months ended September 30, 2016, as compared to the three months ended September 30, 2017.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and director fees, regulatory fees, including FDIC assessments, data processing expenses, printing and office supplies, amortization of intangibles, and advertising and marketing expenses.

For the nine months ended September 30, 2017, noninterest expense totaled $56.3 million, an increase of $1.4 million, or 2.62%, compared to $54.9 million for the nine months ended September 30, 2016. For the three months ended September 30, 2017, noninterest expense totaled $19.0 million, an increase of $987,000, or 5.47%, compared to $18.0 million for the three months ended September 30, 2016.

The following tables present the major categories of noninterest expense for the periods indicated:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Salaries and employee benefits	$34,552	$33,058	$1,494	4.52%
Non-staff expenses:
Net occupancy expense	6,805	7,652	(847)	(11.07)%
Regulatory fees	1,689	1,694	(5)	(0.3)%
Data processing	1,955	1,861	94	5.05%
Printing, stationery and office	1,065	1,094	(29)	(2.65)%
Amortization of intangibles	816	884	(68)	(7.69)%
Professional and director fees	1,937	1,801	136	7.55%
Correspondent bank and customer related expense	219	243	(24)	(9.88)%
Loan processing	320	317	3	0.95%
Advertising, marketing and business development	953	570	383	67.19%
Repossessed real estate and other assets	543	219	324	147.95%
Security and protection expense	1,055	1,355	(300)	(22.14)%
Other expense	4,394	4,116	278	6.75%
Total noninterest expense	$56,303	$54,864	$1,439	2.62%

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Salaries and employee benefits	$11,829	$10,997	$832	7.57%
Non-staff expenses:
Net occupancy expense	2,221	2,322	(101)	(4.35)%
Regulatory fees	458	546	(88)	(16.12)%
Data processing	662	621	41	6.60%
Printing, stationery and office	348	395	(47)	(11.90)%
Amortization of intangibles	267	290	(23)	(7.93)%
Professional and director fees	606	615	(9)	(1.46)%
Correspondent bank and customer related expense	67	82	(15)	(18.29)%
Loan processing	115	77	38	49.35%
Advertising, marketing and business development	266	173	93	53.76%
Repossessed real estate and other assets	340	98	242	246.94%
Security and protection expense	331	473	(142)	(30.02)%
Other expense	1,507	1,341	166	12.38%
Total noninterest expense	$19,017	$18,030	$987	5.47%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $34.6 million for the nine months ended September 30, 2017, an increase of $1.5 million, or 4.52%, compared to $33.1 million for the same period in 2016. Salaries and employee benefits were $11.8 million for the three months ended September 30, 2017, an increase of $832,000, or 7.57%, compared to $11.0 million for the same period in 2016. These increases were due to increases in salaries and incentive compensation resulting from bonuses and deferred compensation expense. As of September 30, 2017 and 2016, the number of full‑time equivalent employees were 464 and 475, respectively.

Net Occupancy Expenses. Net occupancy expenses were $6.8 million and $7.7 million for the nine months ended September 30, 2017 and 2016 and $2.2 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively. These decreases during 2017 were primarily due to the closing of multiple branches during 2017 and 2016, and a reduction in repairs, maintenance and janitorial services.

Amortization of Intangibles. Amortization costs were $816,000 for the nine months ended September 30, 2017, a decrease of $68,000, or 7.69%, compared to $884,000 for the same period in 2016. Amortization costs decreased by about the same percentage in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decreases in amortization costs during 2017 were primarily due to amortization of intangibles on an accelerated basis over their designated useful life, which ranges from seven to 20 years.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $1.9 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively and were relatively flat for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $953,000 and $570,000 for the nine months ended September 30, 2017 and 2016 and $266,000 and $173,000 for the three months ended September 30, 2017 and 2016, respectively. The increases in 2017 were primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017.

Repossessed Real Estate and Other Asset Expense. Repossessed real estate and other asset expense consists of carrying and disposition expenses associated with other real estate and repossessed assets, which were $543,000 and $219,000 for the nine months ended September 30, 2017 and 2016, respectively. Repossessed real estate and other asset expense were $340,000 and $98,000 for the three months ended September 30, 2017 and 2016. The increases of $324,000, or 147.95%, for the nine month periods and $242,000, or 246.94% for the three-month periods were due to the write‑downs taken on other real estate during the first quarter and third quarter of 2017.

Other. This category includes operating and administrative expenses, such as ATM expenses, wire transfer expense, payroll processing expense, amortization of non‑compete agreements, operational losses (debit cards, check fraud, etc.), software licenses, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships), and insurance. Other noninterest expense was $4.4 million for the nine months ended September 30, 2017, an increase of $278,000, or 6.75%, compared to the same period in 2016. Other noninterest expense was $1.5 million for the three months ended September 30, 2017, an increase of $166,000, or 12.38%, compared to the same period in 2016. These increases were primarily due to increases in software licenses.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre‑tax income, tax‑exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the nine months ended September 30, 2017 and 2016, income tax expense totaled $10.1 million and $8.7 million, respectively, and our effective tax rate for those periods was 28.4% and 30.7%, respectively. The increase in income tax expense for the nine months ended September 30, 2017 is due to higher pre‑tax income and the lower effective tax rate was due to true‑ups and return to provision adjustments booked during 2017. For the three months ended

September 30, 2017 and 2016, income tax expense totaled $3.9 million and $3.0 million, respectively, and our effective tax rate for those periods was 28.1% and 30.9%, respectively. The increase in income tax expense for the three months ended September 30, 2017 is due to higher pre‑tax income and the lower effective tax rate was due final return adjustments booked during 2017.

Financial Condition

Total assets were $3.0 billion as of September 30, 2017, compared to $3.0 billion as of December 31, 2016, an increase of $38.3 million, or 1.30%, due primarily to an increase in loans of $44.5 million, a $11.7 million increase in securities, a $16.1 million increase in the cash surrender value of insurance due to purchase of $15.0 million, partially offset by a $33.5 million decrease in cash and cash equivalents.

Loan Portfolio

Our primary source of income is derived through interest earned on loans to small to medium‑sized businesses, commercial companies, professionals and individuals located in our primary market areas. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning assets.

As of September 30, 2017, gross loans were $2.2 billion, an increase of $44.5 million, or 2.06%, compared to $2.2 billion at December 31, 2016. Loan growth was primarily due to an increase in loans in the Houston market. Total loans as a percentage of deposits were 86.10% and 84.81% as of September 30, 2017 and December 31, 2016. Total loans, as a percentage of assets were 73.57% and 73.01% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of		As of
	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$548,870	24.9%	$511,554	23.7%
Real estate:
Commercial real estate	689,501	31.3%	697,794	32.3%
Construction and development	424,489	19.3%	491,626	22.8%
1-4 family residential	246,564	11.2%	236,882	11.0%
Multi-family residential	211,219	9.6%	133,210	6.2%
Consumer	42,772	1.9%	39,694	1.8%
Agricultural	11,424	0.5%	11,106	0.5%
Other	29,684	1.3%	38,180	1.7%
Gross loans	2,204,523	100.0%	2,160,046	100.0%
Less deferred fees and unearned discount	4,579		4,548
Less loans held for sale	466		613
Total loans	$2,199,478		$2,154,885

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Commercial and industrial loans increased $37.3 million, or 7.29%, to $548.9 million as of September 30, 2017, from $511.6 million at December 31, 2016. This increase was due to organic growth in our markets.

Commercial Real Estate Loans. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by commercial real estate, both owner‑occupied and non‑owner‑occupied. Commercial real estate loans decreased $8.3 million, or 1.19%, to $689.5 million as of September 30, 2017, from $697.8 million as of December 31, 2016.

Construction and Development Loans. Construction and development loans are comprised of loans to fund construction, land acquisition and land development construction. Construction and Development loans decreased $67.1 million, or 13.66%, to $424.5 million as of September 30, 2017, from $491.6 million as of December 31, 2016, as a result of community development construction loans moving to multi‑family residential as construction is completed.

1‑4 Family Residential. Our 1‑4 family residential loan portfolio is comprised of loans secured by 1‑4 family homes, which are both owner‑occupied and investor‑owned. Our 1‑4 family residential loans were $246.6 million at September 30, 2017 an increase of $9.7 million, or 4.09%, from $236.9 million as of December 31, 2016, primarily due to continued organic growth.

Multi‑Family Residential. Our multi‑family residential loan portfolio is comprised of loans secured by properties deemed multi‑family, which includes apartment buildings. Multi‑family residential loans increased $78.0 million, or 58.56%, to $211.2 million as of September 30, 2017, from $133.2 million as of December 31, 2016. The growth during these periods was primarily a result of community development construction loans moving to multi‑family residential as construction is completed.

Other Loan Categories. Other categories of loans included in our loan portfolio include consumer loans and agricultural loans made to farmers and ranchers relating to their operations. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio, including loans held for sale, and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2017
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial and industrial	$321,214	$180,290	$47,366	$548,870
Real estate:
Commercial real estate	87,042	405,795	196,664	689,501
Construction and development	125,243	228,764	70,482	424,489
1-4 family residential	13,569	51,725	181,270	246,564
Multi-family residential	53,638	35,557	122,024	211,219
Consumer	26,714	15,399	659	42,772
Agricultural	10,191	1,233	—	11,424
Other	23,326	4,358	2,000	29,684
Total loans	$660,937	$923,121	$620,465	$2,204,523
Amounts with fixed rates	$198,324	$514,750	$239,448	$952,522
Amounts with floating rates	462,613	408,371	381,017	1,252,001

	As of December 31, 2016
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial and industrial	$288,458	$191,859	$31,237	$511,554
Real estate:
Commercial real estate	72,635	409,423	215,736	697,794
Construction and development	175,017	208,483	108,126	491,626
1-4 family residential	16,753	49,879	170,250	236,882
Multi-family residential	16,316	41,552	75,342	133,210
Consumer	24,169	15,396	129	39,694
Agricultural	9,257	1,587	262	11,106
Other	31,578	3,851	2,751	38,180
Total loans	$634,183	$922,030	$603,833	$2,160,046
Amounts with fixed rates	$158,024	$539,891	$229,507	$927,422
Amounts with floating rates	476,159	382,139	374,326	1,232,624

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than

90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured.

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We had $9.7 million in nonperforming assets as of September 30, 2017, compared to $8.1 million as of December 31, 2016, and we had $8.6 million in nonperforming loans as of September 30, 2017, compared to $6.2 million as of December 31, 2016. The increase in nonperforming assets and nonperforming loans as of September 30, 2017, from December 31, 2016, was due to the deteriorating financial performance of certain commercial relationships. The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans(1)(2)	$8,592	$6,239
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	8,592	6,239
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	729	1,078
Residential real estate	407	—
Other	—	783
Total foreclosed assets	1,136	1,861
Total nonperforming assets	$9,728	$8,100
Restructured loans—nonaccrual	$4,532	$4,326
Restructured loans—accruing	$16,787	$21,213
Ratio of nonperforming loans to total loans	0.39%	0.29%
Ratio of nonperforming assets to total assets	0.33%	0.27%

	As of	As of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans by category:(1)(2)
Commercial and industrial	$2,444	$2,318
Real estate:
Commercial real estate	5,038	2,118
Construction and development	265	458
1-4 family residential	844	1,302
Multi-family residential	1	7
Consumer	—	—
Agricultural	—	36
Other	—	—
Total nonaccrual loans	$8,592	$6,239

(1)	Excludes loans held for sale of $466,000 as of September 30, 2017 and $613,000 as of December 31, 2016.
(2)	Restructured loans‑nonaccrual are included in nonaccrual loans which are a component of nonperforming loans.

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. Within the pass category, we classify loans into one of the following three subcategories based on perceived credit risk, including repayment capacity and collateral security: high quality, good and satisfactory. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings of our credits on a monthly basis. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short‑term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses in the collateral for the loan. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated as doubtful have weaknesses of substandard assets that are sufficient to make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

Credits rated as loss are charged‑off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of September 30, 2017
			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
Commercial and industrial	$521,328	24.4%	$7,989	39.9%	$19,553	41.9%	$548,870
Real estate:
Commercial real estate	671,672	31.4%	3,480	17.4%	14,349	30.7%	689,501
Construction and development	422,137	19.8%	777	3.9%	1,575	3.4%	424,489
1-4 family residential	240,706	11.3%	—	—%	5,858	12.5%	246,564
Multi-family residential	203,778	9.5%	7,440	37.1%	1	—%	211,219
Consumer	42,370	2.0%	353	1.7%	49	0.1%	42,772
Agricultural	11,390	0.5%	—	—%	34	0.1%	11,424
Other	24,419	1.1%	—	—%	5,265	11.3%	29,684
Total	$2,137,800	100.0%	$20,039	100.0%	$46,684	100.0%	$2,204,523

	As of December 31, 2016
			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
Commercial and industrial	$483,399	23.2%	$2,207	11.4%	$25,948	45.5%	$511,554
Real estate:
Commercial real estate	674,445	32.4%	7,731	40%	15,618	27.5%	697,794
Construction and development	485,823	23.3%	933	4.8%	4,870	8.5%	491,626
1-4 family residential	234,473	11.3%	797	4.1%	1,612	2.8%	236,882
Multi-family residential	125,553	6.0%	7,650	39.6%	7	—%	133,210
Consumer	39,684	1.9%	10	0.1%	—	—%	39,694
Agricultural	11,033	0.5%	—	—%	73	0.1%	11,106
Other	29,335	1.4%	—	—%	8,845	15.6%	38,180
Total	$2,083,745	100.0%	$19,328	100.0%	$56,973	100.0%	$2,160,046

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please see “—Critical Accounting Policies—Loans and Allowance for Loan Losses.”

In connection with the review of our loan portfolio, we consider risk elements applicable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•

for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•

for commercial real estate loans and multi‑family residential loans, the debt service coverage ratio, operating results of the owner in the case of owner‑occupied properties, the loan‑to‑value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•

for 1‑4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt‑to‑income ratio and employment and income stability, the loan‑to‑value ratio, and the age, condition and marketability of the collateral; and

•

for construction and development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan‑to‑value ratio.

As of September 30, 2017, the allowance for loan losses totaled $23.8 million, or 1.08% of gross loans and as of December 31, 2016, the allowance for loan losses totaled $25.0 million, or 1.16%, of gross loans. Our allowance for loan losses as of September 30, 2017, decreased by $1.2 million, or 4.99%, compared to December 31, 2016 primarily due to the payoff of $1.1 million of impaired loans and improvement of our credit metrics.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2017	December 31, 2016
Average loans outstanding(1)	$2,190,975	$2,140,917
Total loans outstanding at end of period(2)	$2,199,478	$2,154,885
Allowance for loan losses at beginning of period	$25,006	$25,315
Provision for loan losses	(1,388)	4,575
Charge-offs:
Commercial and industrial	791	4,884
Real estate:
Commercial real estate	—	589
Construction and development	—	—
1-4 family residential	—	3
Multi-family residential	—	—
Consumer	83	277
Agricultural	—	267
Other	—	59
Total charge-offs	874	6,079
Recoveries:
Commercial and industrial	945	1,010
Real estate:
Commercial real estate	7	108
Construction and development	—	—
1-4 family residential	12	6
Multi-family residential	—	—
Consumer	24	45
Agricultural	17	26
Other	8	—
Total recoveries	1,013	1,195
Net charge-offs (recoveries)	(139)	4,884
Allowance for loan losses at end of period	$23,757	$25,006
Ratio of allowance to end of period loans	1.08%	1.16%
Ratio of net charge-offs (recoveries) to average loans(3)	(0.01)%	0.23%

(1)	Includes average outstanding balances of loans held for sale of $853,000 for the nine months ended September 30, 2017 and $905,000 for the year ended December 31, 2016.
(2)	Excludes loans held for sale of $466,000 at September 30, 2017 and $613,000 at December 31, 2016.
(3)	The ratio calculations for the nine months ended September 30, 2017 are annualized.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio for the periods shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio. If our primary market areas experience economic declines, if asset quality deteriorates or if we are successful in growing the size of our loan portfolio, our allowance could become inadequate and material additional provisions for loan losses could be required.

The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge‑offs, nor as an indication that charge‑offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of September 30, 2017		As of December 31, 2016
		Percent		Percent
(Dollars in thousands)	Amount	to Total	Amount	to Total
Commercial and industrial	$7,194	30.3%	$6,409	25.6%
Real estate:
Commercial real estate	9,640	40.6%	10,770	43.1%
Construction and development	3,364	14.2%	4,598	18.4%
1-4 family residential	1,282	5.4%	1,286	5.1%
Multi-family residential	1,360	5.7%	916	3.7%
Consumer	626	2.6%	353	1.4%
Agricultural	69	0.3%	79	0.3%
Other	222	0.9%	595	2.4%
Total allowance for loan losses	$23,757	100.0%	$25,006	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2017, the carrying amount of our investment securities totaled $217.7 million compared to $206.0 million as of December 31, 2016, an increase of $11.7 million, or 5.67%. The increase was largely the result of our continued evaluation of our securities portfolio and the investment of excess cash and cash equivalent balances. Investment securities represented 7.28% and 6.98% of total assets as of September 30, 2017and December 31, 2016, respectively.

Our investment portfolio consists of securities classified as available for sale and held to maturity. The carrying values of our investment securities classified as available for sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.  The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
State and municipal securities	$59,607	$1,036	$(214)	$60,429
U.S. agency securities
Debt securities	18,796	—	(269)	18,527
Collateralized mortgage obligations	51,782	142	(216)	51,708
Mortgage-backed securities	86,061	491	(677)	85,875
Other securities	1,098	—	(10)	1,088
Total available for sale securities	$217,344	$1,669	$(1,386)	$217,627
Held to Maturity Securities:
Collateralized mortgage obligations	$33	$3	$—	$36

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
State and municipal securities	$58,991	$638	$(650)	$58,979
U.S. agency securities
Debt securities	20,795	—	(454)	20,341
Collateralized mortgage obligations	34,005	90	(325)	33,770
Mortgage-backed securities	92,489	516	(1,215)	91,790
Other securities	1,081	—	(17)	1,064
Total available for sale securities	$207,361	$1,244	$(2,661)	$205,944
Held to Maturity Securities:
Mortgage-backed securities	$34	$3	$—	$37

Our mortgage‑backed securities at September 30, 2017 and December 31, 2016, are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our investment portfolio. As of September 30, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt‑A mortgages.

Our management evaluates securities for other‑than‑temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The following table sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures.

	As of September 30, 2017
					After Five
			After One Year		Years but
	Within One		but Within		Within Ten
	Year		Five Years		Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
State and municipal securities	$5,138	2.14%	$10,091	2.47%	$2,264	2.44%	$42,936	2.85%	$60,429	2.71%
U.S. agency securities
Debt securities	—	—%	12,632	1.66%	5,895	1.86%	—	—%	18,527	1.72%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	51,741	2.46%	51,741	2.46%
Mortgage-backed securities	—	—%	1,945	2.77%	5,565	3.54%	78,365	2.41%	85,875	2.49%
Other securities	1,088	2.13%	—	—%	—	—%	—	—%	1,088	2.13%
Total securities	$6,226	2.14%	$24,668	2.07%	$13,724	2.62%	$173,042	2.53%	$217,660	2.47%

	As of December 31, 2016
					After Five
			After One Year		Years but
	Within One		but Within		Within Ten
	Year		Five Years		Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
State and municipal securities	$4,506	1.86%	$15,303	2.27%	$4,353	2.45%	$34,817	2.87%	$58,979	2.61%
U.S. agency securities
Debt securities	—	—%	10,589	1.64%	9,752	1.87%	—	—%	20,341	1.75%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	33,770	2.47%	33,770	2.47%
Mortgage-backed securities	—	—%	3,045	2.80%	6,775	3.53%	82,004	2.49%	91,824	2.57%
Other securities	1,064	2.25%	—	—%	—	—%	—	—%	1,064	2.25%
Total securities	$5,570	1.93%	$28,937	2.09%	$20,880	2.51%	$150,591	2.57%	$205,978	2.48%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage‑backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. The weighted average life of our investment portfolio was 4.8 years with an estimated modified duration of 4.3 years as of September 30, 2017. The weighted average life of our investment portfolio was 5.1 years with an estimated modified duration of 4.5 years as of December 31, 2016.

As of September 30, 2017, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity. As of December 31, 2016, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels, and personalized service to attract and retain these deposits. Total deposits as of September 30, 2017, were $2.6 billion, an increase of $13.9 million, or 0.55%, compared to $2.5 billion as of December 31, 2016. Noninterest‑bearing deposits as of September 30, 2017, were $1.1 billion, an increase of $26.3 million, or 2.57%, compared to $1.0 billion as of December 31, 2016, which was due to normal fluctuation in customer activities. Total interest‑bearing account balances as of September 30, 2017, were $1.5 billion, a decrease of $12.5 million, or 0.82% from $1.5 billion as of December 31, 2016, primarily due to an increase in brokered certificates of deposit.

	As of September 30, 2017		As of December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$340,627	13.3%	$359,560	14.2%
Money market accounts	726,903	28.5%	731,942	28.8%
Savings accounts	88,613	3.5%	85,927	3.4%
Certificates and other time deposits, greater than $100,000	179,777	7.0%	179,621	7.1%
Certificates and other time deposits, less than $100,000	166,952	6.5%	158,285	6.2%
Total interest-bearing deposits	1,502,872	58.8%	1,515,335	59.7%
Noninterest-bearing deposits	1,051,755	41.2%	1,025,425	40.3%
Total deposits	$2,554,627	100.0%	$2,540,760	100.0%

The following table sets forth the Company’s certificates of deposit by time remaining until maturity as of the dates indicated:

	As of	As of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Three months or less	$57,968	$82,348
Over three months through nine months	58,834	47,735
Over nine months through 12 months	96,988	93,988
Over 12 months through three years	99,724	66,976
Over three years	33,215	46,859
Total	$346,729	$337,906

Average deposits for the nine months ended September 30, 2017, were $2.5 billion, compared to average deposits at December 31, 2016 of $2.5 billion, an increase of $41.8 million. The increase in average deposits in this period was primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances.

The average rate paid on total interest‑bearing deposits was consistent during this period at 0.51% and 0.48% for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. The following table presents the average balances and average rates paid on deposits for the periods indicated. Average rates paid for the nine months ended September 30, 2017 are computed on an annualized basis.

	For the Nine Months Ended		For the Year Ended
	September 30, 2017		December 31, 2016
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Interest-bearing demand accounts	$350,222	0.22%	$318,043	0.22%
Savings accounts	87,332	0.06%	84,360	0.06%
Money market accounts	715,178	0.57%	714,997	0.55%
Certificates and other time deposits, greater than $100,000	175,992	0.55%	189,965	0.58%
Certificates and other time deposits, less than $100,000	169,121	1.00%	151,201	0.87%
Total interest-bearing deposits	1,497,845	0.51%	1,458,566	0.48%
Noninterest-bearing deposits	1,012,952	—	1,010,403	—
Total deposits	$2,510,797	0.30%	$2,468,969	0.29%

The ratio of average noninterest‑bearing deposits to average total deposits was 40.34% for the nine months ended September 30, 2017 and 40.92% for the year ended December 31, 2016.

Factors affecting the cost of funding interest‑bearing assets include the volume of noninterest‑ and interest‑bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. Cost of total interest‑bearing liabilities is calculated as total interest expense divided by average total interest‑bearing deposits plus average total borrowings. Our cost of total interest‑bearing liabilities was 0.58% for the nine months ended September 30, 2017 and 0.56% for the year ended 2016.

Borrowings

Note Payable. In conjunction with the acquisition of MC Bancshares, Inc., the Company entered into a loan agreement with a correspondent financial institution for $31.0 million. On November 13, 2017, we paid the outstanding balance of this note payable of $23.3 million in full. On December 13, 2017, the Company entered into a loan agreement providing a $30 million revolving line of credit to the Company.  See “Note 19-Subsequent Events” to the condensed consolidated financial statements.

Junior Subordinated Debt. As part of two acquisitions we made, we assumed junior subordinated debt totaling $6.7 million. See “Note 13 – Junior Subordinated Debt” to the condensed consolidated financial statements.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to advances from the Federal Home Loan Bank (FHLB) are available as discussed above, we do not generally rely on this external funding source.

On November 10, 2017, the Company completed its initial public offering of 2,760,000 shares of its common stock at a price of $26.00 per share, which included 360,000 shares pursuant to the full exercise by the underwriters their option to purchase additional shares of common stock from the Company. Proceeds from this offering, net of underwriting discounts and estimated offering expenses payable by us are estimated to be $64.5 million. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

The Federal Home Loan Bank allows us to borrow on a blanket floating lien status collateralized by certain loans. As of September 30, 2017 and December 31, 2016, total borrowing capacity of $786.0 million and $767.8 million, respectively, was available under this arrangement. As of September 30, 2017 and December 31, 2016, there were no outstanding borrowings on this line and the Company did not draw on this line during these periods.

As of September 30, 2017 and December 31, 2016, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $2.9 billion for the nine months ended September 30, 2017 and $2.9 billion for the year ended December 31, 2016.

	For the Nine Months Ended	For the Year Ended
	September 30, 2017	December 31, 2016
Sources of Funds:
Deposits:
Interest-bearing	51.0%	50.7%
Noninterest-bearing	34.4%	35.1%
Repurchase agreements	0.1%	0.1%
Note payable	0.9%	1.0%
Junior subordinated debt	0.4%	0.4%
Other liabilities	0.6%	0.6%
Shareholders’ equity	12.6%	12.1%
Total	100.0%	100.0%
Uses of Funds:
Loans	74.6%	74.4%
Securities (available for sale and held to maturity)	7.5%	5.9%
Federal funds sold and other interest-earning assets	8.8%	10.5%
Nonmarketable equity securities	0.5%	0.5%
Other noninterest-earning assets	8.6%	8.7%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	40.3%	40.9%
Average loans to average deposits	87.3%	86.7%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Our average loans, including average loans held for sale, increased 3.0% during the nine months ended September 30, 2017, compared to December 31, 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest‑bearing deposits at other banks or other short‑term liquid investments until needed to fund loan growth.

As of September 30, 2017, we had $628.7 million in outstanding commitments to extend credit and $31.0 million in commitments associated with outstanding standby and commercial letters of credit, compared to $607.5 million in outstanding commitments to extend credit and $26.7 million in commitments associated with outstanding standby and commercial letters of credit as of December 31, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2017, we had cash and cash equivalents of $348.6 million, compared to $382.1 million as of December 31, 2016. The decrease was primarily due to an increase in gross loans of $44.5 million, an increase in deposits of $13.9 million and an increase in our securities portfolio of $11.7 million during the period.

Capital Resources

Total shareholders’ equity increased to $381.1 million as of September 30, 2017, compared to $357.6 million as of December 31, 2016, an increase of $23.5 million, or 6.57%, after giving effect to $3.3 million in dividends declared to common shareholders during the nine months ended September 30, 2017.

On November 10, 2017, the Company completed its initial public offering. See “-Liquidity” discussion above.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels.

At September 30, 2017 and December 31, 2016, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as September 30, 2017.

			Minimum		To be Categorized
			Required for		as Well Capitalized
			Capital Adequacy		Under Prompt
			Phase-in Schedule		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
CBTX, Inc.(1)
Common equity tier 1 capital (to risk weighted assets)	$311,698	12.9%	$109,020	4.5%	$157,474	6.5%
Tier 1 capital (to risk weighted assets)	318,098	13.1%	145,360	6.0%	193,814	8.0%
Total capital (to risk weighted assets)	342,233	14.1%	193,814	8.0%	242,267	10.0%
Tier 1 leverage capital (to average assets)	318,098	11.0%	115,539	4.0%	144,424	5.0%
CommunityBank of Texas, N.A.(2)
Common equity tier 1 capital (to risk weighted assets)	$320,334	13.2%	$108,879	4.5%	$157,270	6.5%
Tier 1 capital (to risk weighted assets)	320,334	13.2%	145,172	6.0%	193,563	8.0%
Total capital (to risk weighted assets)	344,469	14.2%	193,563	8.0%	241,953	10.0%
Tier 1 leverage capital (to average assets)	320,335	11.1%	115,539	4.0%	144,424	5.0%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non‑time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of September 30, 2017.

	As of September 30, 2017
		More than	3 years or
		1 year but less	more but less	5 years or
(Dollars in thousands)	1 year or less	than 3 years	than 5 years	more	Total
Non-cancelable future operating leases	$1,715	$2,804	$2,944	$11,203	$18,666
Time deposits	213,790	99,724	33,215	—	346,729
Note payable	4,429	8,857	8,857	2,214	24,357
Junior subordinated debt	—	—	—	6,726	6,726
Total	$219,934	$111,385	$45,016	$20,143	$396,478

On November 13, 2017, the Company paid the outstanding balance of our note payable of $23.3 million in full. On December 13, 2017, the Company entered into a loan agreement providing a $30 million revolving line of credit to the Company.  See “Note 19-Subsequent Events” to the condensed consolidated financial statements.

Off‑Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the dates indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2017
		More than	3 years or
		1 year but	more but
	1 year or	less than	less than	5 years or
(Dollars in thousands)	less	3 years	5 years	more	Total
Standby and commercial letters of credit	$30,415	$595	$10	$—	$31,020
Commitments to extend credit	406,379	182,898	11,931	27,535	628,743
Total	$436,794	$183,493	$11,941	$27,535	$659,763

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case‑by‑case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Funds Management Committee of the Bank, in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest‑earning assets and interest‑bearing liabilities and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re‑pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non‑maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12‑month horizon based upon parallel and non‑parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non‑parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one‑year period should not decline by more than 10% for a 100 basis-point shift, 20% for a 200‑basis point shift and 30% for a 300‑basis point shift.

The following tables summarize the simulated change in net interest income and fair value of equity over a 12‑month horizon as of the September 30, 2017:

		Percent Change in
	Percent Change in	Fair Value of
Change in Interest Rates (Basis Points)	Net Interest Income	Equity
+ 300	20.5%	8.1%
+ 200	14.1%	9.3%
+ 100	7.1%	8.1%
Base	—%	—%
−100	(6.8)%	(14.6)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional non‑GAAP financial measures. We classify a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP. Non‑GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way we calculate the non‑GAAP financial measures may differ from that of other companies reporting measures with similar names.

We calculate (1) tangible equity as total shareholders’ equity, less goodwill and other intangible assets, net of accumulated amortization, and (2) tangible book value per share as tangible equity divided by shares of common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share. We calculate tangible assets as total assets less goodwill and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible equity to tangible assets is total shareholders’ equity to total assets. We believe that tangible book value per share and tangible equity to tangible assets are measures that are important to many investors in the marketplace who are interested in book value per share and total shareholders’ equity to total assets, exclusive of change in intangible assets.

The following table reconcile, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, tangible equity to tangible assets and shareholders equity to total assets:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Tangible Equity
Total shareholders’ equity	$381,121	$357,637	$352,518
Adjustments:
Goodwill	80,950	80,950	80,950
Other intangibles	7,031	7,791	8,074
Tangible equity	$293,140	$268,896	$263,494
Tangible Assets
Total assets	$2,989,838	$2,951,522	$2,936,622
Adjustments:
Goodwill	80,950	80,950	80,950
Other intangibles	7,031	7,791	8,074
Tangible assets	$2,901,857	$2,862,781	$2,847,598

Common shares outstanding	22,063	22,062	21,870

Book value per share	$17.27	$16.21	$16.12
Tangible book value per share	$13.29	$12.19	$12.05

Total shareholders’ equity to total assets	12.75%	12.12%	12.00%
Tangible equity to tangible assets	10.10%	9.39%	9.25%

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2016, which is included in our prospectus filed with the SEC on November 8, 2017.  We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Securities

Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of stockholders’ equity until realized. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level‑yield method, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near‑term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement, and (2) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Loans Held for Investment

Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income using a level yield methodology without anticipating payoffs.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, the Company estimates losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the Company assesses the risk inherent in the Company’s loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses inherent in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.

Transfers of Financial Assets

Management accounts for the transfers of financial assets as sales when control over the assets has been surrendered. Control is surrendered when the assets have been isolated, a transferee obtains the right to pledge or exchange the transferred assets and there is no agreement to repurchase the assets before their maturity. Management believes the loan participations sold subject to this guidance met the condition to be treated as a sale. For securities sold under agreements to repurchase, these did not meet the criteria and are included in securities available for sale and repurchase agreements in the consolidated balance sheets.

Goodwill and Other Intangibles

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two‑step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two‑step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The fair value of net assets is estimated based on an analysis of the Company’s market value.

Determining the fair value of goodwill is considered a critical accounting estimate because the allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on the Company’s financial position, liquidity or results of operations.

Other intangible assets, identified in the form or core deposit, loan servicing assets and customer relationship intangibles, are acquired customer relationships that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Core deposit intangibles are being amortized over their estimated useful lives. Other intangible assets tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have decided not to take advantage of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See “Note 1 – Basis of Presentation, Nature of Operations and Summary of Significant Accounting and Reporting Policies” to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by its board of directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” herein for a discussion of how we manage market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect our reputation, even if resolved in our favor.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors section, constitute forward‑looking statements. Please refer to “Cautionary Note Regarding Forward‑Looking Statements.”

Risks Related to Our Business

Hurricanes or other adverse weather events in Texas can have an adverse impact on our business, financial condition and operations.

Hurricanes, tropical storms, natural disasters and other adverse weather events can have an adverse impact on our business, financial condition and operations, cause widespread property damage and have the potential to significantly depress the local economies in which we operate. We operate banking locations throughout Beaumont and Houston, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane, caused extensive and costly damage across Southeast Texas. The Houston and the Beaumont areas received over 40 inches of rainfall, which resulted in catastrophic flooding and unprecedented damage to residences and businesses. Although based on our assessment we do not believe that Hurricane Harvey will have significant long‑term effects on our business, financial condition or operations, we are unable to predict with certainty the full impact of the storm on the markets in which we operate, including any adverse impact on our customers and our loan and deposit activities and credit exposures.

Similar future adverse weather events in Texas could potentially result in extensive and costly property damage to businesses and residences, force the relocation of residents and significantly disrupt economic activity in the region. We cannot predict the extent of damage that may result from such adverse weather events, which will depend on a variety of factors that are beyond our control, including, but not limited to, the severity and duration of the event, the timing and level of government responsiveness and the pace of economic recovery. If a significant adverse weather event were to occur, it could have a materially adverse impact on our financial condition, results of operations and our business, as well as potentially increase our exposure to credit and liquidity risks.

Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our business is generated from our Beaumont and Houston markets, which are susceptible to damage by hurricanes, such as Hurricane Harvey and Hurricane Ike, which struck the Gulf Coast in 2017 and 2008, respectively. We are also subject to tornadoes, floods, droughts and other natural disasters and adverse weather. In addition to natural disasters, man‑made events, such as acts of terror and governmental responses to acts of terror, malfunctions of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our primary markets. These catastrophic events can disrupt our operations, cause widespread property damage, severely depress the local economies in which we operate and adversely affect our customers. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition and results of operations.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets of Beaumont and Houston, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of Beaumont and Houston. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets. Economic conditions within our primary markets, and the state of Texas in general, are influenced by the energy sector generally and the price of oil and gas specifically. Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets, including future declines in oil or real estate prices, could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets. See “Risk Factors—Risks Related to Our Business—Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking location network, or de novo branching. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking locations and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, which could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking locations and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium‑sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of September 30, 2017, our allowance for loan losses totaled $23.8 million, which represents approximately 1.08% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge‑offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose, or may be encouraged by our regulators, to adopt CECL on January 1, 2019. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations and financial condition.

At September 30, 2017, we had a total of approximately $9.7 million of nonperforming assets, or approximately 0.33% of total assets. Total loans classified as “substandard,” “doubtful” or “loss” as of September 30, 2017, were approximately $46.7 million, or approximately 1.56% of total assets.

An asset is generally considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well‑defined weakness(es) that jeopardize the liquidation of the debt. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Should the amount of nonperforming assets increase in the future, we may incur losses, and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. An additional increase in losses due to such assets could have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other owned real estate, or OREO, or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest‑earning assets, such as loans and investment securities, and interest paid by us on our interest‑bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest‑bearing liabilities will be more sensitive to changes in market interest rates than our interest‑earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short‑term interest rates increase more than long‑term interest rates or when long‑term interest rates decrease more than short‑term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets. Our interest rate sensitivity profile was asset sensitive as of September 30, 2017, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long‑term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short‑term interest rates continue to remain at their historically low levels for a prolonged period, and assuming longer‑term interest rates fall further, we could experience net interest margin compression as our interest‑earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to overcome the integration and other risks associated with acquisitions, which could have a material adverse effect on our ability to implement our business strategy.

Although we plan to continue to grow our business organically and through de novo branching, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk‑adjusted returns. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•	intense competition from other banking organizations and other acquirers for potential merger candidates;
•	market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;
•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	failure to achieve expected revenues, earnings or synergies from an acquisition;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including compliance and regulatory issues;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations and the failure to achieve expected cost savings;
•	losing key employees and customers;
•	reputational issues if the target’s management does not align with our culture and values;
•	significant problems relating to the conversion of the financial and customer data of the target;
•	integration of acquired customers into our financial and customer product systems;
•	risks of impairment to goodwill; or
•	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

A component of our strategy is a focus on decision‑making authority at the branch and market level, and our business, financial condition, results of operations and prospects could be adversely affected if our local teams do not follow our internal policies or are negligent in their decision‑making.

In order to be able to provide the responsive and individualized customer service that distinguishes us from competitors and in order to attract and retain management talent, we empower our local management teams to make certain business decisions on the local level. Certain operational and lending authorities are assigned to managers and their banking teams based on their experience, with all loan relationships in excess of internal specified maximums being reviewed by the Bank’s Directors Loan Committee, comprised of senior management of the Bank, or the Bank’s board of directors, as the case may be. Our local management teams may not follow our internal procedures or otherwise act in our best interests with respect to their decision‑making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent or not in our best interests could have a material adverse effect on our business, financial condition and results of operations.

Difficult market conditions and economic trends have recently and adversely affected the banking industry and could adversely affect our business, financial condition and results of operations in the future.

We are operating in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and markets. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas and are affected by these events. In addition, financial institutions in Texas have been affected by the recent volatility in the oil and gas industry and significant decrease in energy prices. Our markets have also recently been affected by Hurricane Harvey, which may have an adverse impact on our business, financial condition and operations. See “Risk Factors—Risks Related to Our Business—Hurricanes or other adverse weather events in Texas can have an adverse impact on our business, financial condition and operations.”

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Another national economic downturn or deterioration of conditions in our markets could result in losses beyond those that are provided for in our allowance for loan losses and lead to the following consequences:

•	increases in loan delinquencies;
•	increases in nonperforming assets and foreclosures;
•	decreases in demand for our products and services, which could adversely affect our liquidity position; and
•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

While economic conditions in Texas and the United States continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have generally stabilized in portions of the United States, including Texas, a resumption of declines in real estate values and home sales volumes, as well as financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations. In addition, continued volatility in the oil and gas industry and relatively low energy prices could have an adverse effect on our borrowers or their customers, including declines in real estate values and job losses, which could adversely affect our business, financial condition and results of operations.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

The economy in Texas has dependence on the energy industry. A downturn or lack of growth in the energy industry and energy‑related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy‑dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2017, our direct and indirect energy lending comprised approximately 6.2% of our gross loans. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry, such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

The small to medium‑sized businesses that we lend to may have fewer resources to endure adverse business developments, which may impair our borrowers’ ability to repay loans.

We focus our business development and marketing strategy primarily on small to medium‑sized businesses. Small to medium‑sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium‑sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, which we refer to generally as commercial and industrial loans, and the deterioration in value of which could expose us to credit losses.

As of September 30, 2017, commercial and industrial loans represented approximately $548.9 million, or 24.9%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy, local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—Hurricanes or other adverse weather events in Texas can have an adverse impact on our business, financial condition and operations.”

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of September 30, 2017, approximately $900.7 million, or 40.9%, of our gross loans were nonresidential real estate loans (including owner‑occupied commercial real estate loans) and approximately $424.5 million, or 19.3%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner‑occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non‑owner‑occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner‑occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Construction and development loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of September 30, 2017, approximately $1.6 billion, or 71.3%, of our gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure. See “Risk Factors—Risks Related to Our Business—Hurricanes or other adverse weather events in Texas can have an adverse impact on our business, financial condition and operations.”

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2017, we held approximately $1.1 million of OREO and did not hold any repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of September 30, 2017, we held approximately $1.1 million of OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write‑downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Texas has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have a material adverse effect on our business, financial condition and results of operations.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of September 30, 2017, our 15 largest loan relationships (including related entities) totaled approximately $308.2 million in loans, or 14.0% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

As of September 30, 2017, our 15 largest depositors (including related entities) accounted for $306.4 million in deposits, or approximately 12.0% of our total deposits. Further, our brokered deposit account balance was $94.2 million, or approximately 3.7% of our total deposits, as of September 30, 2017. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

A material portion of our loans and deposits are with related parties and our ability to continue do business with such related parties is highly regulated.

We have made loans to and accepted deposits from certain of our directors and officers and the directors and officers of the Bank in compliance with applicable regulations and our written policies. As of September 30, 2017, we had approximately $176.6 million of loans outstanding and approximately $78.5 million in unfunded loan commitments to such persons. In addition, we held related party deposits of approximately $253.0 million at September 30, 2017. Our business relationships with related parties are highly regulated. In particular, our ability to do business with related parties is limited with respect to, among other things, extensions of credit described in the Board of Governors of the Federal Reserve System’s, or Federal Reserve’s, Regulation O, and covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. These regulations could prevent us from pursuing activities that would otherwise be in our and our shareholders’ best interests. Moreover, if we were to fail to comply with any of these regulations, we could be subject to enforcement and other legal actions by the Federal Reserve, which could have a material adverse effect on our business, financial condition and results of operations.

We had significant deficiencies in internal control over financial reporting in the past and cannot assure you that additional significant deficiencies or material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

In the past, significant deficiencies have been identified in our internal controls over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Specifically, a significant deficiency was identified related to management’s recorded amount of the Company’s net deferred tax asset in 2014 that affected our financial statements for the fiscal years ended December 31, 2013 and prior periods, which resulted in a restatement of our financial statements for the year ended December 31, 2013. In 2015, significant deficiencies were identified including the Company’s process related to our accounting for allowance for loan losses and related disclosures of impaired loans, business combination purchase accounting, and loan sales process. In addition, in 2015 and 2016, a significant deficiency was identified relating to financial statement disclosures and related review controls.

We have implemented measures designed to address the internal control significant deficiencies and expect to continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures. However, we cannot be certain that, at some point in the future, a significant deficiency or material weakness will not be identified or our internal controls will not fail to detect a matter they are designed to prevent, and failure to remedy such significant deficiencies or material weaknesses could result in a material misstatement in our financial statements and have a material adverse effect on our business, financial condition and results of operations. The identification of any additional significant deficiency or material weakness could also result in investors losing confidence in our internal controls and questioning our reported financial information, which, among other things, could have a negative effect on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we will be required to comply with the Sarbanes‑Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes‑Oxley Act beginning with our second annual report on Form 10‑K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of our second annual report on Form 10‑K.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. In addition, we have hired additional accounting personnel in anticipation of our transition from a private company to a public company. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

We are dependent on the use of data and modeling in our management’s decision‑making, and faulty data or modeling approaches could negatively impact our decision‑making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision‑making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd‑Frank Act stress testing, or DFAST, and the Comprehensive Capital Analysis and Review, or CCAR, submissions, we anticipate that model‑derived testing may become more extensively implemented by regulators in the future.

We anticipate data‑based modeling will penetrate further into bank decision‑making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision‑making ability or, if we become subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

Delinquencies, defaults and foreclosures in residential mortgages create a higher risk of repurchases and indemnity requests.

We originate residential mortgage loans for sale to correspondent banks who may resell such mortgages to government‑sponsored enterprises, such as Fannie Mae, Freddie Mac and other investors. As a part of this process, we make various representations and warranties to the purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, we could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. Although we did not repurchase any residential mortgage loans sold to correspondent banks in 2016 or 2017, if we are forced to repurchase mortgage loans in the future that we have previously sold to investors, or indemnify those investors, our business, financial condition and results of operations could be adversely affected.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of September 30, 2017, approximately $2.2 billion, or 86.4%, of our total deposits were noninterest‑bearing deposits, interest-bearing demand accounts, savings and money market accounts. Historically our savings, money market deposit accounts, interest-bearing demand accounts and noninterest-bearing deposits have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

The $346.7 million remaining balance of deposits consisted of certificates of deposit, of which $213.8 million, or 8.4% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest‑rate conscious and may be willing to move funds into higher‑yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low‑cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Dallas and the FHLB. We also may borrow funds from third‑party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in Texas or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of September 30, 2017, we had $628.7 million in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Business—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the recent downturn has also led to increased competitive pressures on loan rates and terms for high‑quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our nonbank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant majority of our total assets in loans (our loan‑to‑asset ratio was 73.7% as of September 30, 2017), we invest a percentage of our total assets (7.3% as of September 30, 2017) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of September 30, 2017, the fair value of our available for sale investment securities portfolio was $217.6 million, which included a net unrealized gain of $283,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed‑rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other‑than‑temporary impairment related to our investment portfolio as of September 30, 2017, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards.

From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

We depend on our information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems including with third‑party servicers and financial intermediaries. We outsource many of our major systems. Specifically, we rely on third parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring our network and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third‑party servicers. The failure of these systems, a cyber security breach involving any of our third‑party service providers, or the termination or change in terms of a third‑party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third‑party systems, we could experience service denials if demand for such services exceeds capacity or such third‑party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third‑party service providers could entail significant delay, expense and disruption of service.

As a result, if these third‑party service providers experience difficulties, are subject to cyber security breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third‑party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the OCC, has recently issued guidance outlining the expectations for third‑party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have recently issued enforcement actions against financial institutions for failure in oversight of third‑party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third‑party service providers experience difficulty, are subject to cyber security breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third‑party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break‑ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber‑crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology, or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost‑effective basis systems that will enable us to keep pace with such developments. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology‑driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

We are subject to certain operational risks, including, but not limited to, customer, employee or third‑party fraud and data processing system failures and errors.

Because we are a financial institution, employee errors and employee or customer misconduct could subject us in particular to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information, each of which can be particularly damaging for financial institutions. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented information could adversely affect our business, results of operations and financial condition.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean‑up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as our company, rely on technology companies to provide information technology products and services necessary to support their day‑to‑day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time‑consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

In addition to litigation relating to intellectual property, we are regularly involved in litigation matters in the ordinary course of business. While we believe that these litigation matters should not have a material adverse effect on our business, financial condition, results of operations or future prospects, we may be unable to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material adverse effect on our business, financial condition and results of operations.

We have entered into employment agreements with certain of our officers, which may increase our compensation costs upon the occurrence of certain events or increase the cost of acquiring us.

We have entered into employment agreements with certain of our officers, which may increase our compensation costs upon the occurrence of certain events or increase the cost of acquiring us. In the event of termination of employment other than for cause, or in the event of certain types of termination following a change in control, as set forth in the relevant employment agreement, the agreement will provide for cash severance benefits based on such officer’s current base salary and the terms of such agreement.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which could have a material adverse effect on our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of September, 2017, our goodwill totaled $81.0 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly-regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd‑Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

The ongoing implementation of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, could adversely affect our business, financial condition, and results of operations.

On July 21, 2010, the Dodd‑Frank Act was signed into law, and the process of implementation is ongoing. The Dodd‑Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd‑Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially in light of the Trump administration’s recent executive order calling for a full review of the Dodd‑Frank Act and the regulations promulgated under it. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the OCC and the Federal Reserve System periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

We recently became subject to more stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action.

The Dodd‑Frank Act requires the federal banking agencies to establish stricter risk‑based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published new capital rules, referred to herein as the Basel III capital rules, which revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets. The Basel III capital rules apply to all bank holding companies with $1.0 billion or more in consolidated assets and all banks regardless of size. The Basel III capital rules became effective as applied to us on January 1, 2015, with a phase‑in period for the new capital conservation buffer that generally extends from January 1, 2015 through January 1, 2019.

As a result of the enactment of the Basel III capital rules, we became subject to increased required capital levels. Our inability to comply with these more stringent capital requirements could, among other things, result in lower returns on equity; require the raising of additional capital; limit our ability to repurchase shares or pay dividends and discretionary bonuses; or result in regulatory actions, any of which could adversely affect our business, financial condition and results of operations.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses, and expansion of the Bank’s banking location network, or de novo branching. Generally, we must receive federal regulatory approval before we can acquire a depository institution or related business insured by the Federal Deposit Insurance Corporation, or FDIC, or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act, or the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti‑money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act, or CRA, and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd‑Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws could have a material adverse effect on our business, financial condition and results of operations.

The Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of, and transactions with, such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Through our Company and the Bank, and our agents and employees, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action or otherwise gain an unfair business advantage. We are also subject to applicable anti‑corruption laws in the jurisdictions in which we may operate. We have implemented policies, procedures and internal controls that are designed to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected.

In addition, we and our legacy companies have sold loans to third parties. In connection with these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd‑Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd‑Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio, and the FDIC has put in place a restoration plan to restore the Deposit Insurance Fund to its 1.35% minimum reserve ratio managed by the Dodd‑Frank Act by

September 30, 2020. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were approximately $1.7 million for the years ended December 31, 2016 and December 31, 2015. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd‑Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right with payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, financial condition and results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions regarding concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi‑family and nonfarm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. At September 30, 2017, the Bank’s ratios under these tests were 122.5% and 278.8%, respectively. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;
•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors or us, including the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issuance additional securities in the future and from time to time. Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holder of our commons stock.

In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we have not incurred as a private company, particularly after we no longer qualify as an emerging growth company. We expect to incur incremental costs related to operating as a public company of approximately $700,000 annually, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes‑Oxley Act, the Dodd‑Frank Act, the PCAOB and the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the Nasdaq Global Select Market rules will make certain operating activities more time‑consuming, and we will also incur significant new legal, accounting, insurance and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses and such increases will reduce our profitability.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

Our management and board of directors have significant control over our business.

Our directors and named executive officers beneficially own approximately 29.3% of our outstanding common stock as a group. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders.

We have broad discretion in the use of the net proceeds to us from our initial public offering, and our use of these proceeds may not yield a favorable return on your investment.

We intend to use the net proceeds to us from our initial public offering to further implement our expansion strategy, fund organic growth in our banking markets and for general corporate purposes. We have not specifically allocated the amount of net proceeds to us that will be used for these purposes and our management will have broad discretion over how these proceeds are used and could spend these proceeds in ways with which you may not agree. In addition, we may not use the net proceeds to us from our initial public offering effectively or in a manner that increases our market value or enhances our profitability. We have not established a timetable for the effective deployment of the net proceeds to us, and we cannot predict how long it will take to deploy these proceeds. Investing the net proceeds to us in securities until we are able to deploy these proceeds will provide lower yields than we generally earn on loans, which may have an adverse effect on our profitability. Although we may, from time to time in the ordinary course of business, evaluate potential acquisition opportunities that we believe provide attractive risk‑adjusted returns, we do not have any immediate plans, arrangements or understandings relating to any acquisitions, nor are we engaged in negotiations with any potential acquisition targets. Likewise, although we regularly consider establishing de novo banking locations and organic growth initiatives within our current and potential new markets, we do not have any immediate plans, arrangements or understandings relating to the establishment of any de novo banking locations or any other organic growth initiatives outside of the ordinary course of business.

The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of September 30, 2017, we had outstanding approximately $24.4 million of senior debt obligations relating to advances on our line of credit loan secured by the capital stock of the Bank, and approximately $6.7 million in aggregate principal amount of junior subordinated debentures issued to statutory trusts that, in turn, have issued and outstanding $10.5 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 10,000,000 shares of one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the stock of the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses, satisfy our obligations (including our subordinated debentures and our other debt obligations) and to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC has the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Historically, our board of directors has declared dividends on our common stock payable in the month following the end of each calendar quarter, and we anticipate that we will continue paying a quarterly dividend on our common stock in an amount equal to approximately $0.05 per share per quarter. Although we have historically paid dividends to our shareholders and currently intend to generally maintain our current dividend levels, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

We are a separate and distinct legal entity from the Bank. We receive substantially all of our revenue from dividends paid to us by the Bank, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. If the Bank does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures underlying our trust preferred securities and our other debt obligations. If required payments on our outstanding junior subordinated debentures, held by our unconsolidated subsidiary trusts, or our other debt obligations, are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti‑takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

Our certificate of formation and our bylaws (each as amended and restated) may have an anti‑takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	establish a classified board of directors, with directors of each class serving a three‑year term upon completion of a phase‑in period;
•	provide that directors may only be removed from office for cause and only upon a majority shareholder vote;
•	eliminate cumulative voting in elections of directors;
•	permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;

•	require the request of holders of at least 50.0% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•	prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
•

require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

•

enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution or its holding company. These laws include the Bank Holding Company Act of 1956, as amended, or the BHC Act, and the Change in Bank Control Act, or the CBCA. These laws could delay or prevent an acquisition.

Furthermore, our amended and restated certificate of formation provides that the state courts located in Jefferson County, Texas, the county in which Beaumont is located, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers; (c) any action asserting a claim against us or our directors or officers arising pursuant to the Texas Business Organizations Code, or TBOC, our certificate of formation, or our amended and restated bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of formation related to choice of forum. The choice of forum provision in our amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2017, subsequent to the period covered by this Report, we issued and sold 2,760,000 shares of our common stock, including 360,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $26.00 per share, for aggregate gross proceeds of $71.8 million before deducting underwriting discounts and estimated offering expenses, and estimated  aggregate net proceeds of approximately $64.5 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-220930), which was declared effective by the SEC on November 7, 2017. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Stephens Inc. and Keefe, Bruyette & Woods, a Stifel Company, acted as representatives of the several underwriters. The offering commenced on November 7, 2017, did not terminate until the sale of all of the shares offered, and was closed on November 10, 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-220930), filed with the Securities and Exchange Commission on November 8, 2017 pursuant to Rule 424(b). We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisitions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On February 1, 2015, we entered into a loan agreement for $31.0 million in connection with an acquisition. On November 13, 2017, we paid the outstanding balance of $23.28 million in full.  On December 13, 2017, the Company entered into a loan agreement (the “Loan Agreement”) with Frost Bank (the “Lender”), and terminated our prior loan agreement with the Lender. The Loan Agreement provides for a $30 million revolving line of credit (the “Line of Credit”) by the Lender to the Company and the obligations of the Company under the Loan Agreement are evidenced by a Promissory Note and Pledge and Security Agreement, each dated December 13, 2017.

The Line of Credit is for a period of 12 months, beginning on the date of the Loan Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months.  Interest shall accrue on outstanding borrowings at a rate equal to the maximum “Latest” “U.S.” prime rate of interest per annum,  and is due and payable as accrued in four quarterly installments in the first 12 months and thereafter payments of principal in 20 quarterly installments are required together with accrued interest over a term of 60 months. The Company may prepay the principal amount of any loan under the Loan Agreement without premium or penalty. The Company can use the proceeds from the Loan Agreement for the purpose of financing acquisitions and other general corporate purposes, including capital augmentation.

The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

The Loan Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur certain additional debt, incur or permit liens on assets, make acquisitions, consolidate or merge with any other company, engage in asset sales, and pay dividends during periods of default. The Loan Agreement contains financial covenants restricting the Company from allowing the Banks’ Texas Ratio, as defined in the Loan Agreement, to be less than 15%, and total qualified capital to risk based assets ratio be less than 12%. Further, the Company must ensure that it has free cash flow coverage ratio of not less than 1.25 to 1.00 and its tangible net worth of not less than $240 million. Obligations under the Loan Agreement may be accelerated upon certain customary events of default (subject to applicable grace periods), including among others: nonpayment of principal, interest or fees; breach of certain affirmative or negative covenants; breach of the representations or warranties in any material respect; event of default under, or acceleration of, other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries; invalidity or unenforceability of any this Loan Agreement or any other security documentation associated; and a change of control of the Company.

The foregoing summary of the Loan Agreement does not purport to be a complete description of the terms and conditions of the Loan Agreement and is qualified in its entirety by the full text of the Loan Agreement attached as Exhibit 10.1, the Pledge and Security Agreement dated December 13, 2017 attached as Exhibit 10.2 and the Promissory Note dated December 13, 2017 attached as Exhibit 10.3, which are  incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017)

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2017)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017)

10.1	Loan Agreement between CBTX, Inc., as borrower, and Frost Bank, as lender, dated as of December 13, 2017.

10.2	Promissory Note between CBTX, Inc., as borrower, and Frost Bank, as lender, dated as of December 13, 2017.

10.3	Pledge and Security Agreement between CBTX, Inc., as borrower, and Frost Bank, as lender, dated as of December 13, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: December14, 2017	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2017	/s/ Robert T. Pigott, Jr.
Robert T. Pigott, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)