Form 10-K
period 2017-12-31
CBTX, Inc.
filed 2018-03-23
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. The registrant's common stock began trading on the NASDAQ Global Market on November 8, 2017. As of November 8, 2017, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $507.0 million.

As of March 15, 2018, there were 25,944,084 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 212,580 shares of unvested restricted stock deemed to have beneficial ownership.

Document Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

CBTX, INC.

PART I.

Item 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation and its consolidated subsidiaries. All references in this Annual Report on Form 10-K to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary. All references in this Annual Report on Form 10-K to “Houston” refer to the Houston‑The Woodlands‑Sugar Land Metropolitan Statistical Area, or MSA and surrounding counties and references to “Beaumont” refer to the Beaumont‑Port Arthur MSA and surrounding counties.

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont, Texas. We focus on providing commercial banking solutions to small and mid‑sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate 18 branches located in the Houston market and our Beaumont market presence includes 15 branches. We have experienced significant organic growth since commencing banking operations in 2007, as well as through multiple mergers of equals, strategic acquisitions and de novo branches. With this growth, we built and expanded our market from Beaumont and East Texas to the growing Houston market. As of December 31, 2017, we had, on a consolidated basis, total assets of $3.1 billion, total loans of $2.3 billion, total deposits of $2.6 billion and total shareholders’ equity of $446.2 million.

Initial Public Offering

We completed an initial public offering of our common stock on November 10, 2017. Our common stock is listed on the NASDAQ Global Market under the symbol “CBTX.”

Our History and Growth

We are a Texas corporation that was incorporated on January 26, 2007. We were originally founded by a group of Beaumont business and community leaders. We began operations in 2007 with the acquisition of CountyBank, N.A., an institution with $130 million in assets with operations in Beaumont and surrounding counties. Our founders envisioned a community bank in Beaumont committed to creating long‑term relationships with small and mid‑sized businesses and professionals. Our management and board had a long‑term strategic vision to expand the Bank’s presence west into Houston through strategic acquisitions, hiring experienced banking professionals and focused de novo branching.

Today, our company reflects the successful execution of our vision, as we have expanded into the attractive Houston market and have added experience and depth to our leadership team. Our loan portfolio has been transformed from 74.2% in the Beaumont market and 25.8% in the Houston market at December 31, 2009 to 29.9% in the Beaumont market and 70.1% in the Houston market at December 31, 2017. Our merger and acquisition and expansion history includes the following:

(Dollars in millions)	Date Acquired/Added	Assets Acquired	Branches Acquired/Added	Location
Bank Acquired (1)
County Bancshares, Inc./County Bank, N.A.	August 2007	$130	-	Beaumont
Crosby Bancshares, Inc. (Crosby State Bank)	December 2008	439	8	Houston
Founders Bank, SSB	July 2011	124	1	Houston
VB Texas, Inc. (Vista Bank Texas)	July 2013	665	7	Houston
MC Bancshares, Inc. (Memorial City Bank)	February 2015	268	2	Houston
Branch Added
Pasadena Branch	July 2012	-	1	Houston
Westchase Branch	May 2014	-	1	Houston
The Woodlands Branch	May 2015	-	1	Houston

(1)	Assets of acquired banks are as of the most recent quarter prior to their respective close dates.

We are focused on controlled, profitable growth. Since December 31, 2009, our total assets increased from approximately $1.3 billion to approximately $3.1 billion as of December 31, 2017 and our return on average assets improved from 0.16% for the year ended December 31, 2009 to 0.93% for the year ended December 31, 2017. We believe that there are significant ongoing growth opportunities for us in our markets.

Our Strategy

Our executive management team and Board of Directors have focused on building a premier banking franchise that is capable of yielding sustainable growth and long‑term profitability that enhances value for our shareholders, which we intend to accomplish through:

Organic Growth.  We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share and believe that Houston specifically has significant organic growth opportunities. Through the successful implementation of our relationship‑driven, community banking strategy, a significant portion of our organic growth has been through referral business from our current customers and professionals in our markets including attorneys, accountants and other professional service providers. We plan to continue our organic growth by leveraging the extensive experience of our Board of Directors, executive management team and senior bankers, all of which give us market insight and familiarity with our customers. By understanding our customers’ businesses, appropriately structuring our loans and applying a solution‑minded approach and attitude to our customers’ needs, we believe that we will continue to attract customers who value our approach of being their financial partners. Our team of seasoned bankers has been and will continue to be, an important driver of our organic growth by further developing banking relationships with current and potential customers.

We have a track record of hiring experienced bankers to enhance our organic growth and we intend to add to our team of experienced bankers in order to grow our current footprint and expand certain lending verticals.

Strong Credit Culture. Our approach to credit begins with a thorough understanding of our customers’ businesses. When underwriting a potential lending opportunity, we analyze our customer’s balance sheet with a focus on liquidity and the income statement with emphasis on cash flow and the cash cycle of the business. Additionally, we receive personal guarantees from the principal or principals on the majority of our commercial credits. Our credit officers are involved in the underwriting structuring and pricing process from inception of the lending opportunity through approval. We manage risk in the portfolio with prudent underwriting and proactive credit administration. See “Credit Policies and Procedures” in this section for further information.

Diversified Loan Portfolio.  Our focus on lending to small to medium‑sized businesses and professionals in our market areas results in a diverse loan portfolio comprised primarily of core relationships, where our bankers support clients through tailored financial solutions. Additionally, we carefully monitor exposure to certain asset classes to minimize the impact of a downturn in the value of such assets. Finally, we expand our commercial and industrial, medical and Small Business Administration, or SBA, lending products as we see attractive opportunities and believe this will further diversify our loan portfolio across lending verticals.

Comprehensive Suite of Financial Solutions.  We provide a comprehensive suite of financial solutions that competes with large, national competitors, but with the personalized attention and nimbleness of a relationship‑focused community bank. We offer a full range of banking products, including commercial and industrial loans (including equipment loans and working capital lines of credit), commercial real estate loans (including owner‑occupied and investor real estate loans), construction and development loans, SBA loans, treasury services and commercial deposits. Other banking products we offer include traditional retail deposits, mortgage origination and online banking. We have recently expanded our treasury services platform by hiring additional personnel in order to more effectively provide treasury services solutions to our customers. We believe our clients prefer to obtain their banking services from local institutions able to provide the sophistication of larger banks, but with a local and agile decision‑making process, personal connections and an interest in investing in the local economy and community. This also allows us to gather core, low‑cost deposit relationships, high credit quality loans and fee income generated by value‑added services.

Strategic Acquisitions.  We intend to continue to supplement our organic growth through strategic acquisitions. Many small to medium‑sized banking organizations face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. We expect our markets will afford us opportunities to identify and execute acquisitions designed to strengthen our franchise, increase shareholder value and contribute meaningful strategic enhancements, including talented bankers, a sound credit culture and a complementary branch footprint.

Increased Operational Efficiency.  We are focused on improving our operational efficiency and expect these efforts to drive future profitability and increase shareholder value. We have upgraded our operating capabilities and created a platform for continued efficiencies in the areas of risk management, technology, data processing, regulatory compliance and human resources that is capable of handling our continued growth, which we believe will help us to achieve increased scale without incurring significant incremental noninterest expense. Our centralized corporate lending structure combined with our robust treasury services provides us with a more efficient path to profitable growth. Our efficiency ratio has improved from 67.8% for the year ended December 31, 2012, to 64.19% for the year ended December 31, 2017.

Our Competitive Strengths

We believe our competitive strengths include the following:

Deep and Experienced Management Team.  The Bank is managed by an executive committee consisting of ten highly qualified and experienced bankers with an average of 38 years of banking experience. The members of the executive committee oversee various aspects of our organization including lending, credit administration, treasury services, finance, operations, information technology, regulatory compliance, risk management and human resources. Additionally, we have four regional CEOs with an average of 27 years of banking experience who oversee loan and deposit production and performance in their respective markets. Our team has a demonstrated track record of achieving profitable growth, maintaining a strong credit culture, implementing a relationship‑driven approach to banking and successfully executing acquisitions.

We believe our continued growth and success will benefit from a commitment to developing our next generation of bankers. Our commitment to talent development includes a mentorship program, which provides our junior bankers with an opportunity to take a hands‑on approach to interacting with our customers and learning directly from our successful senior banking team members, along with formal in‑house training for our junior bankers. We believe that our commitment to the development of talent leads to long‑term continuity and the recruitment and retention of high quality bankers in our markets. These aspects lay the foundation for the long‑term growth potential of the Bank.

Strength of Our Operating Markets.  We believe that our two primary markets provide us growth opportunities for our loans and deposits, as well as opportunity to increase profitability and build shareholder value. Houston has a diverse economy with a robust job market and we believe it is one of the most dynamic banking markets in the country. Our management, team of lenders and well positioned branch network should afford us the ability to capitalize on the projected growth in the Houston MSA.

Our team’s history of operating successful banking institutions in the Beaumont market spans decades and we have a strong reputation for delivering superior service in the market. Our deep ties to the community have led to a dominant market share and we are ranked number one in deposits in the Beaumont‑Port Arthur MSA, with over 20% market share as of June 30, 2017, based on the annual Federal Deposit Insurance Corporation, or FDIC, annual summary of deposits survey results. Our branches in the Beaumont‑Port Arthur MSA provide a stable, low‑cost core funding base of approximately $1.2 billion of deposits.

True Relationship‑Based Community Banking.  We believe that banking is a profession and we expect our bankers to be more than just salesmen. With an active knowledge of our markets and skilled analytical capabilities, our bankers serve as financial partners to our customers, helping them to grow their businesses. We strive to provide complete and comprehensive loan and deposit options to our customers and we believe that the most effective way to win business is to develop relationships with our customers by spending time with them at their places of business. Our bankers make these customer visits a priority and we take a team‑based approach by including treasury services professionals and senior management on many customer meetings. Our bankers strive to gain a comprehensive understanding of how our customers’ businesses operate, which helps us craft financial solutions to fulfill their needs. As a testament to our relationship approach to banking, as of December 31, 2017, approximately 83% of our loan customers also have deposit relationships with us.

Growing Core Deposit Franchise.  Developing low‑cost deposit relationships with our business customers is a key component of our growth strategy. Our strong deposit base serves as a major driver of our operating results, as we utilize our core deposits primarily to fund our loan growth. We believe that our relationship‑based approach to banking, combined with our ability to offer a full suite of sophisticated treasury services, enhances our ability to source low‑cost, core deposits to fund organic growth.

Maintain Strong Asset Quality.  Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be integral to our strategy. We use our risk management infrastructure to monitor existing operations, support decision‑making and improve the success rate of new initiatives. To maintain strong asset quality, we employ centralized and thorough loan underwriting, a diversified loan portfolio and highly experienced credit officers and credit analysts. See “Credit Policies and Procedures” in this section for further information.

Proven Ability to Acquire and Integrate Banks.  We have completed five whole‑bank acquisitions and, as a result, we believe we have developed an experienced and disciplined acquisition and integration approach capable of identifying candidates, conducting thorough due diligence, determining financial attractiveness and integrating the acquired institution. We believe that we have built a corporate infrastructure capable of supporting additional continued growth both organically and through strategic acquisitions. Our acquisition experience and our reputation as a successful acquirer should position us well to capitalize on additional opportunities in the future.

Our Banking Services

Lending Activities

We offer a variety of loans, including commercial and industrial, commercial real estate‑backed loans (including loans secured by owner‑occupied commercial properties), commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, construction and development loans, homebuilder loans, agricultural loans, SBA loans, letters of credit and other loan products to small and medium‑sized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, home equity lines of credit, or HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

The following is a discussion of our major lending activity:

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, restaurant franchisees, SBA loans, letters of credit and other loan products, primarily in our target markets, that are underwritten based on the borrower’s ability to service the debt from income. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.

Commercial Real Estate and Multi‑Family Loans.  We make commercial mortgage loans collateralized by real estate, which may be owner‑occupied or non‑owner‑occupied real estate, as well as multi‑family residential loans. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well‑managed property with adequate margins and generally obtain a guaranty from responsible parties. Our commercial mortgage loans are generally collateralized by first liens on real estate, have variable or fixed interest rates and typically amortize over a 10 to 20 year period with balloon payments or rate adjustments at the end of three to seven years.

Our multi‑family residential loan portfolio is comprised of loans secured by properties deemed multi‑family, which includes apartment buildings. Our multi‑family residential loan portfolio is primarily comprised of and collateralized by Texas‑based community development and affordable housing projects and is the result of the conversion of construction and development loans on such projects into permanent loans upon the successful completion of projects.

Repayment is largely based on the successful management of the project and the success of leasing the units and the terms of the loans generally can vary up to between 30 to 35 years.

Construction and Development Loans. We make loans to finance the construction of residential and non‑residential properties. Construction and development loans generally are collateralized by first liens on real estate and generally have variable interest rates. Our construction and development loans typically have terms that range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor.

1‑4 Family Residential.  We originate residential mortgages to be held for investment or for sale into the secondary market through the mortgage division of our Bank. We have developed a scalable platform for mortgage originations within this division and believe that we have significant opportunities to grow the business. The mortgage division handles loan processing, underwriting and closings in‑house. Typically, loans with a fixed interest rate terms greater than 10 years are sold on the secondary market and adjustable rate mortgages are held for investment.

Consumer and Other Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. We also make loans to borrowers that in turn provide financing to their clients as part of their businesses. A small portion, approximately 0.5% at December 31, 2017, of our gross loans are agricultural loans.

For additional information concerning our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio”.

Credit Policies and Procedures

General.  Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be integral to our strategy. We place a considerable emphasis on effective risk management as an essential component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision‑making and improve the success rate of new initiatives. To maintain strong asset quality, we employ centralized and thorough loan underwriting, a diversified loan portfolio and highly experienced credit officers and credit analysts, including our Chief Credit Officer and two Regional Credit Officers, one located in each of our primary markets.

Our approach to credit begins with a thorough understanding of our customer’s business. When underwriting a potential lending opportunity, we analyze our customer’s balance sheet with a focus on liquidity and the income statement with emphasis on cash flow and the cash cycle of the business. Additionally, we receive personal guarantees from the principal or principals on the majority of our commercial credits. Substantially all our loans are made to borrowers located or operating in our primary market areas with whom we have ongoing relationships across various product lines. We believe that our future growth and profitability will be predicated on the successful execution of our relationship‑driven business model and our ongoing commitment to understanding and meeting the needs of our customers.

Credit Concentrations.  In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our management administers a risk‑based approach to effectively identify, measure, monitor, mitigate, control and manage concentration risks. The Bank’s Board of Directors establishes capital limits for concentrations based on collateral. Sub‑limits within concentration are considered and assessed, when necessary, to mitigate risk. Board‑approved limits consider capital, asset quality earnings, liquidity compliance, competition, reputation and legal considerations. The Bank’s Board of Directors review capital limitations, at least annually, or more frequently when dictated by changing conditions. Our Credit Administration Department monitors the levels of concentrations relative to the specified limit approved by the Bank’s Board of Directors.

Loan Approval Process.  We maintain a credit culture that actively supports the extension of credit based on sound, fundamental lending principles and we selectively extend credit to establish long‑term relationships with our customers. As of December 31, 2017, the Bank had a legal lending limit of approximately $52.1 million and our board had established an “in‑house” lending limit to any single customer of $25.0 million. Our board evaluates the in‑house limit from time to time and adjusts it based on, among other things, its consideration of the Bank’s operations, economic conditions and other factors it deems relevant. Additionally, we may make loans that exceed our in‑house limit if such loans are approved by our Directors Loan Committee. Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We believe our individual lending authority is low relative to our peers. All credit relationships greater than $250,000 must be approved by our Regional Credit Officers. All credit relationships greater than $1.0 million must be approved by our internal loan committee, consisting of the Bank’s Chairman of the Board and Chief Executive Officer, President, Vice Chairman of the Board and Senior Credit Officer. Our Directors Loan Committee, which meets twice per week, must approve all credit relationships greater than $2.5 million. These limits are reviewed periodically by the Bank’s Board of Directors. Our credit officers are involved in the underwriting, structuring and pricing process at inception of the lending opportunity and remain involved through approval and we believe that our credit approval process provides for thorough underwriting and efficient decision‑making.

Credit Risk Management.  We manage risk in our portfolio with prudent underwriting and proactive credit administration, utilizing a Regional Credit Officer and credit analysts located in each of our two primary markets. We have lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Our management and Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and our Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in our loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Our loan review function is designed to ensure the early identification of problem loans. In particular, our loan review policy seeks to provide for (i) the timely identification of potential and existing credit weaknesses in individual loans, significant customer relationships and within our loan portfolio in general, (ii) the prompt assignment of credit risk grades, where appropriate and (iii) the maintenance of an adequate allowance for loan loss account by making timely and appropriate provisions for probable, estimated and identifiable losses. Our loan review process involves evaluating credit quality, sufficiency of credit and collateral documentation, proper collateral lien perfections, proper collateral loan approval for new loans and subsequent renewals, formal extensions, restructurings and renegotiations, customer adherence to loan covenants and approved modifications, compliance with our loan policy and applicable laws and regulations and the accuracy and timeliness of credit risk grades being assigned from time to time by our loan officers, our Senior Credit Officer or the Directors Loan Committee.

Our loan review function involves early‑stage reviews from all our loan officers with respect to their assigned portfolios. Our loan officers report problem past due credits to our Senior Credit Officer on a timely basis to allow our management an opportunity to assess whether collection procedures are being adhered to in a consistent manner. Our loan officers are responsible for initiating prompt customer contacts and for thorough review of customer financial statements upon receipt by the Bank, maturing loan reports, delinquent loan reports, customer correspondence, credit and collateral exception reports and collateral documents and valuation reports. Based on these ongoing reviews and analyses, our loan officers submit recommendations directly to the Bank’s President, Senior Credit Officer, or Directors Loan Committee regarding the designation of appropriate credit risk grades for individual loans and customer relationships, as well as recommendations for the upgrading or downgrading of previously adversely‑graded loans, where justified.

Our Senior Credit Officer and the Directors Loan Committee have secondary responsibilities for review and analysis of individual loans, customer relationships and our portfolio as a whole. Based upon the periodic review of internally generated bank reports and discussion of information on individual loan customers, our Senior Credit Officer or the Directors Loan Committee will recommend the designation of credit risk grades and upgrades or downgrades, where justified. Final responsibility for loan review and assignment of credit risk grades lies with the Bank’s Board of Directors, which reviews our Watch/Problem Loan List at least quarterly. The Directors Loan Committee and the Bank’s Board of Directors also review loan portfolio composition and customer and industry sector concentrations and verify adherence to established prudent parameters.

We retain an independent third-party to review and validate our credit risk program on a periodic basis. Results of these reviews are presented to our management and Board of Directors. The loan review process supplements the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures. We believe our conservative lending approach and focused management of nonperforming assets have resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers and we also monitor our delinquency levels for any negative or adverse trends.

Deposits

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e‑Statements, bank‑by‑mail and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury services. We solicit deposits through our relationship‑driven team of dedicated and accessible bankers and through community‑focused marketing. Our strong deposit base serves as a major driver of our operating results, as we utilize our core deposits primarily to fund our loan growth. We believe that our relationship‑based approach to banking, combined with our ability to offer a sophisticated full suite of treasury services, enhances our ability to source low‑cost, to fund organic growth. For additional information concerning our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits”.

Other Products and Services

We offer competitively priced banking products and services with a focus on customer convenience and accessibility. We offer a full suite of online banking services including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit, as well as treasury services, including lockbox, wire transfer services, remote deposit capture and automated clearinghouse services.

We are currently focused on expanding noninterest income through increased income from our treasury services, which also serves as an attractive source of core deposits. We offer a full array of commercial treasury services designed to be competitive with banks of all sizes. Treasury services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, automated clearinghouse origination and stop payments. We have recently expanded our treasury services platform by hiring additional personnel to provide treasury solutions to our customers more effectively. Treasury services deposit products consist of remote deposit capture, merchant services, positive pay and reverse positive pay (automated fraud detection tools), account reconciliation services, zero balance accounts and sweep accounts, including loan sweep.

Competition

The banking and financial services industry is highly competitive and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third‑party payment processors, financial technology, or fintech companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee‑based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated suite of financial solutions, our high‑quality customer service culture, our positive reputation and our long‑standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Our Employees

As of December 31, 2017, we employed 462 full‑time equivalent persons. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good.

Our Corporate Information

The Bank’s headquarters are located at 5999 Delaware Street, Beaumont, Texas 77706 and our telephone number is (409) 861‑7200. The majority of our executives, including our Chairman, President and Chief Executive Officer, Robert R. Franklin, Jr., are located in our Houston office at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600.

Available Information

The Company’s website address is www.communitybankoftx.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC”. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC.

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, Office of the Comptroller of the Currency, or OCC, FDIC, Consumer Financial Protection Bureau, or CFPB, Internal Revenue Service, or IRS, and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and our subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors and the public, rather than our shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Financial Services Industry Reform.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, was enacted. The Dodd‑Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•establish the CFPB, an independent organization dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services;

•apply the same leverage and risk‑based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009, are exempt from this requirement);

•broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period (subject to risk‑based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits;

•permanently increase FDIC deposit insurance maximum to $250,000;

•eliminate the upper limit for the reserve ratio designated by the FDIC each year, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

•permit banking organizations with less than $15.0 billion in consolidated assets as of December 31, 2009, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase‑out;

•permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were part of a bank that were chartered by such state;

•repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•require bank holding companies and banks to be “well capitalized” and “well managed” to acquire banks located outside of their home state and require any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed”;

•direct the Federal Reserve to establish interchange fees for debit cards under a “reasonable and proportional cost” per transaction standard, as discussed further below;

•increase regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration;

•restrict the preemption of select state laws by federal banking law applicable to national banks and remove federal preemption for subsidiaries and affiliates of national banks;

•implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•increase the authority of the Federal Reserve to examine us and any nonbank subsidiaries.

In addition, the Dodd‑Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect publicly traded companies. However, under the Jumpstart Our Business Startups or JOBS Act, there are exceptions to certain of these requirements for so long as a publicly traded company qualifies as an emerging growth company.

In addition, the Company and the Bank would be affected by the Durbin Amendment to the Dodd‑Frank Act regarding limits on debit card interchange fees if it reaches $10 billion of assets. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve has adopted rules under this provision that limit the maximum permissible interchange fee that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

The requirements of the Dodd‑Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd‑Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. President Trump issued an executive order on February 3, 2017, outlining a number of “Core Principles” of regulation of the industry and directing the Secretary of the Treasury to submit a report by June 3, 2017, identifying any laws, rules or regulations (including those promulgated under the auspices of the Dodd‑Frank Act) that are determined to be inconsistent with those principles.  In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.  Further, the Trump administration, Senate and House of Representatives have proposed various changes to the Dodd‑Frank Act and related regulations and supervisory guidance. We cannot predict whether any or all of these proposals will be enacted or finalized. Any changes resulting from further implementation of, changes to, or repeal of the Dodd‑Frank

Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Revised Rules on Regulatory Capital. The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the OCC. The current risk-based capital standards applicable to the Company and the Bank, parts of which are currently in the process of being phased in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. In July 2013, the federal bank regulators approved final rules, the Basel III Capital Rules, implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Capital Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (1) a Tier 1 capital‑to‑adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (2) a Tier 1 capital to risk‑weighted assets ratio, or Tier 1 risk‑based capital ratio, of at least 6.0%; (3) a total risk‑based capital (Tier 1 plus Tier 2) to risk‑weighted assets ratio, or total risk‑based capital ratio, of at least 8.0%; and (4) a CET1 capital ratio of at least 4.5%.

The capital rules also call for bank holding companies and banks to maintain a “capital conservation buffer” on top of the minimum risk‑based capital requirements. The buffer must be composed of common equity Tier 1 capital. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. When it is fully phased in on January 1, 2019, the buffer will be 2.5% of risk‑weighted assets. For 2018, the buffer is 1.875%.

The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage‑servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from CET1 capital.

The Federal Reserve and the OCC may also set higher capital requirements for individual institutions whose circumstances warrant it. For example, institutions experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the rules.

These rules also set forth certain changes in the methods of calculating certain risk‑weighted assets, which in turn will affect the calculation of risk‑based ratios. Under the new rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo‑style transactions.

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

Imposition of Liability for Undercapitalized Subsidiaries.  Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels as further described below. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized and the amount necessary to cause the institution to become adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the Volcker Rule). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, issued final rules, or Final Rules, implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.”  The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted extensions until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and in December 2016 provided guidance allowing for additional extensions to the conformance period for certain illiquid funds. The Company has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.

In August 2017, the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes of section 619 of the Dodd-Frank Act while decreasing the compliance burden on banking entities and fostering economic growth. The request for comment invited input on ways to tailor the rule’s requirements and clarify key provisions that define prohibited and permissible activities, and how the federal regulatory agencies could implement the existing rule more effectively without revising the regulation. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. We cannot assure you as to whether and to what extent regulations that would simplify compliance with the Volcker Rule will be adopted.

CBTX, Inc.

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, or BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.

Acquisitions by Bank Holding Companies.  The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be serve, including the record of performance under the Community Reinvestment Act of 1977, or CRA, the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, or the Riegle-Neal Act, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state.

Control Acquisitions.  Under the BHC Act, a company may not acquire “control” of a bank holding company or a bank without the prior approval of the Federal Reserve Board. The statute defines control as ownership or control of 25% or more of any class of voting securities, control of the election of a majority of the board of directors, or any other circumstances in which the Federal Reserve Board determines that a company directly or indirectly exercises a controlling influence over the management or policies of the bank holding company or bank. The Federal Reserve Board regulations include a presumption that control does not exist only when a company owns or controls less than 5% of the outstanding shares of any class of voting securities. Companies that propose to acquire between 5% and 25% of any class of voting securities usually consult with the Federal Reserve Board in advance and often must make written commitments not to exercise control. As a matter of policy, the Federal Reserve Board has in a number of cases required a company to take certain actions to avoid control if it proposes to acquire 25% or more but less than 33% of the total equity of a bank or bank holding company through the acquisition of both voting and non‑voting shares, even if the voting shares are less than 25% of a class. The Federal Reserve Board deems the acquisition of 33% or more of the total equity of a bank or bank holding company to represent control.

The BHC Act does not apply to acquisitions by individuals or certain trusts, but if an individual, trust, or company proposes to acquire control of a bank or bank holding company, the Change in Bank Control Act, or CIBC Act, requires prior notice to the bank’s primary federal regulator or to the Federal Reserve Board in the case of a bank holding company. The CIBC Act uses the same definition of control as the BHC Act, but agency regulations under the CIBC Act presume in many cases that a change in control occurs when an individual, trust, or company acquires 10% or more of any class of voting securities. The notice is not required for a company required to file an application under the BHC Act for the same transaction.

The requirements of the BHC Act and the CIBC Act could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength.  We are regarded as a legal entity separate and distinct from CommunityBank of Texas, N.A. The principal source of our revenues is dividends received from the Bank. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. The Federal Reserve Board regulates capital dividends paid by the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, we should not pay cash dividends that exceed our net income in any year or that can only be funded in ways that weaken our financial strength, including by borrowing money to pay dividends.

Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd‑Frank Act codified this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed above, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of the Bank were to become impaired, the Federal Reserve could assess us for the deficiency. If we failed to pay the assessment within three months, the Federal Reserve could order the sale of our stock in the Bank to cover the deficiency.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and will be required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities.  Under the BHC Act, we may engage or acquire a company engaged solely in certain types of activities. Permissible activities include banking, managing or controlling banks or furnishing services to or performing services for the Bank, and certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit‑related insurance; leasing personal property on a full‑payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. The BHC Act also permits certain other specific activities. To engage in such activities, we would in many cases be required to obtain the prior approval of the Federal Reserve. In its review of applications, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Gramm‑Leach‑Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act to expand the scope of activities available to a bank holding company. The amendments allow a qualifying bank holding company to elect “financial holding company” status. A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We qualify for financial holding company status, but we have not made such an election. We would make such an election in the future if we plan to engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

Safe and Sound Banking Practices.  Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and to assess civil money penalties or impose enforcement action for such activities. The penalties can be as high as $1.0 million for each day the activity continues.

Anti‑tying Restrictions.  Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.

CommunityBank of Texas, N.A.

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and examination by the OCC. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the OCC is the Bank’s primary federal regulator. The OCC and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Capital Adequacy Requirements. Under the Basel III Capital Rules, discussed above, the OCC monitors the capital adequacy of the Bank by using a combination of risk‑based guidelines and leverage ratios. The OCC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, OCC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital‑deficient institutions that are FDIC‑insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the revised capital rules, which became effective on January 1, 2015, a “well capitalized” bank has a total risk‑based capital ratio of 10.0% or higher, a Tier 1 risk‑based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a Common Equity Tier 1 or CET1 capital ratio of 6.5% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk‑based capital ratio of 8.0% or higher, a Tier 1 risk‑based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), a CET1 capital ratio of 4.5% or higher and does not meet the criteria for a well capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As a national bank’s capital decreases, restrictions on the OCC’s enforcement powers become more severe. A significantly undercapitalized national bank is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has very limited discretion in dealing with a critically undercapitalized national bank and is virtually required to appoint a receiver or conservator.

Banks with risk‑based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching.  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under the Dodd‑Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch. Under current Texas law, state banks are permitted to establish branch offices throughout Texas with prior regulatory approval. In addition, with prior regulatory approval, state banks are permitted to acquire branches of existing banks located in Texas. State banks located in Texas may also branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws.

Restrictions on Transactions with Affiliates and Insiders.  Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W promulgated under such Sections. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk‑based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd‑Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in Section 22(h) of the Federal Reserve Act and in Regulation O promulgated by the Federal Reserve apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Generally, the aggregate of these loans cannot exceed the institution’s total unimpaired capital and surplus, although a bank’s regulators may determine that a more stringent limit is appropriate. Loans to senior executive officers of a bank are even further restricted. Insiders are subject to monetary penalties for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to us will continue to be our principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s Board of Directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years.

In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, the Bank may not pay any dividend if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The OCC may further restrict the payment of dividends by requiring that the Bank maintain a higher level of capital than otherwise required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends), it may require, generally after notice and hearing, that the Bank cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Incentive Compensation Guidance.  The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to help ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk‑taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that can materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk‑taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive‑based compensation arrangements initially in April 2011 and again in April and May 2016. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Audit Report.  For insured institutions with total assets of $500 million or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, must be submitted to the FDIC. If the insured institution has consolidated total assets of more than $1.0 billion, it must additionally submit an attestation by the auditors regarding the institution’s internal controls. For large insured depository institutions, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or if its total assets exceed $1.0 billion, an audit committee that is entirely independent. The committees of institutions with total assets of more than $3.0 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors and includes members with experience in banking or related financial management.

Deposit Insurance Assessments.  The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor through the Deposit Insurance Fund and safeguards the safety and soundness of the banking and thrift industries. The maximum amount of deposit insurance for banks and savings institutions is $250,000 per depositor. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and is calculated based on an institution’s average consolidated total assets minus average tangible equity.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi‑annually, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice‑and‑comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

In addition, all FDIC‑insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.

Financial Modernization.  Under the GLB Act, banks may establish financial subsidiaries and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act, or CRA rating from its primary federal regulator of satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

Brokered Deposit Restrictions.  Insured depository institutions that are categorized as adequately capitalized institutions under the FDI Act and corresponding federal regulations cannot accept, renew or roll over brokered deposits without receiving a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on any deposits. Insured depository institutions that are categorized as undercapitalized institutions under the FDI Act and corresponding federal regulations may not accept, renew or roll over brokered deposits. The Bank is not currently subject to such restrictions.

Concentrated Commercial Real Estate Lending Regulations.  The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development and other land represent 100.0% or more of total capital or (2) total reported loans secured by multi‑family and nonfarm residential properties and loans for acquisition, construction, land development and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner‑occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act.  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination.

Consumer Laws and Regulations.  The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

In addition, the Dodd‑Frank Act created the CFPB. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011 and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd‑Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10.0 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd‑Frank Act identifies a number of covered nonbank institutions and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. In addition, the Dodd‑Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Mortgage Lending Rules.  The Dodd‑Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd‑Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd‑Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability‑to‑repay determination, the permissible sources for income verification and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third‑party documents that may be relied on for such verification, such as government records and check‑cashing or funds‑transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt‑to‑income ratio may not exceed 43.0%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap. Certain loans, including interest‑only loans and negative amortization loans, cannot be qualified mortgages.

Anti‑Money Laundering and OFAC.  Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act, certain financial institutions, such as the Bank, must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers, which must be complied with no later than May 2018.

The Office of Foreign Assets Control, or OFAC, administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Privacy.  The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non‑public information about consumers to non‑affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non‑affiliated third-party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.

Federal Home Loan Bank System, or FHLB.  The FHLB system, of which the Bank is a member, consists of 11 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the Dallas FHLB, provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Enforcement Powers.  The federal banking agencies, including our primary federal regulator, the OCC, have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject the Company or the Bank and their subsidiaries, as well as their respective officers, directors and other institution‑affiliated parties, to administrative sanctions and potentially substantial civil money penalties. For example, the regulatory authorities may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence to a significant extent the overall growth of bank loans, investments, deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus may have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Future Legislation and Regulatory Reform

In recent years, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide‑ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies and the effects of such legislation, regulation and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. If any of the following risks occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward‑looking statements. Please refer to “Cautionary Note Regarding Forward‑Looking Statements.”

Risks Related to Our Business

Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our business is generated from our Beaumont and Houston markets, which are susceptible to damage by hurricanes.

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

In addition to natural disasters, man‑made events, such as acts of terror and governmental responses to acts of terror, malfunctions of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our primary markets. These adverse weather and catastrophic events can disrupt our operations, cause widespread and extensive property damage, force the relocation of residents and significantly disrupt economic activity in the region, severely depress the local economies in which we operate and adversely affect our customers. If the economies in our primary markets experience an overall decline because of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition and results of operations.

Our business is concentrated in and largely dependent upon, the continued growth and welfare of our primary markets of Beaumont and Houston and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of Beaumont and Houston. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets. Economic conditions within our primary markets and the state of Texas in general are influenced by the energy sector generally and the price of oil and gas specifically. Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets, including future declines in oil or real estate prices, could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets. See “Risk Factors—Risks Related to Our Business—Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, which could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking locations and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and an additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Our goals, strategies and continued growth are closely tied to the banking philosophy and strengths of our executive management, including our Chairman, President and Chief Executive Officer, Robert R. Franklin, Jr.  Competition for qualified employees is intense and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small to medium‑sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2017, our allowance for loan losses totaled $24.8 million, which represents approximately 1.07% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating and the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge‑offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose, or may be encouraged by our regulators, to adopt CECL on January 1, 2019. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which will likely require us to increase our allowance for loan losses. Moreover, the CECL model likely will create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations and financial condition.

At December 31, 2017, we had a total of approximately $8.4 million of nonperforming assets, or approximately 0.27% of total assets. Total loans classified as “substandard,” “doubtful” or “loss” as of December 31, 2017 were approximately $42.3 million, or approximately 1.37% of total assets.

An asset is generally considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well‑defined weakness(es) that jeopardizes the liquidation of the debt. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” based on currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer write off.

Should the amount of nonperforming assets or classified assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. An additional increase in losses due to such assets could have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other owned real estate, or OREO, or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. We may not experience future increases in the value of nonperforming assets. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate considering the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long‑term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short‑term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer‑term interest rates fall further, we could experience net interest margin compression as our interest‑earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have a material adverse effect on our business, financial condition and results of operations.

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

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

A component of our strategy is a focus on decision‑making authority at the branch and market level and our business, financial condition, results of operations and prospects could be adversely affected if our local teams do not follow our internal policies or are negligent in their decision‑making.

To provide the responsive and individualized customer service that distinguishes us from competitors and to attract and retain management talent, we empower our local management teams to make certain business decisions on the local level. Certain operational and lending authorities are assigned to managers and their banking teams based on their experience, with all loan relationships in excess of internal specified maximums being reviewed by the Bank’s Directors Loan Committee, comprised of senior management of the Bank, or the Bank’s Board of Directors. Our local management teams may not follow our internal procedures or otherwise act in our best interests with respect to their decision‑making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent or not in our best interests, could have a material adverse effect on our business, financial condition and results of operations.

Difficult market conditions and economic trends have recently and adversely affected the banking industry and could adversely affect our business, financial condition and results of operations in the future.

We are operating in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and markets. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas and are affected by these events. In addition, financial institutions in Texas have been affected by recent volatility in the oil and gas industry and significant decrease in energy prices. Our markets have also recently been affected by Hurricane Harvey, which may have an adverse impact on our business, financial condition and operations. See “Risk Factors—Risks Related to Our Business—Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

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

While economic conditions in Texas and the United States continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have generally stabilized in portions of the United States, including Texas, a resumption of declines in real estate values and home sales volumes, as well as financial stress on borrowers because of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations. In addition, continued volatility in the oil and gas industry and relatively low energy prices could have an adverse effect on our borrowers or their customers, including declines in real estate values and job losses, which could adversely affect our business, financial condition and results of operations.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

The economy in Texas is dependent upon on the energy industry. A downturn or lack of growth in the energy industry and energy‑related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy‑dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, our direct and indirect energy lending comprised approximately 6.0% of our gross loans. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. More significantly for us,  a decline in energy prices or general uncertainty resulting from continued energy price volatility could have other adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry, such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

The small to medium‑sized businesses that we lend to may have fewer resources to endure adverse business developments, which may impair our borrowers’ ability to repay loans.

We focus our business development and marketing strategy primarily on small to medium‑sized businesses. Small to medium‑sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium‑sized business often depends on the management skills, talents and efforts of a small group of people and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2017, approximately $1.7 billion, or 71.9%, of our gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2017, approximately $958.6 million, or 41.4%, of our gross loans were nonresidential real estate loans (including owner‑occupied commercial real estate loans) and approximately $449.2 million, or 19.4%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner‑occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non‑owner‑occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner‑occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Construction and development loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period, any of which could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, which we refer to generally as commercial and industrial loans and the deterioration in value of which could expose us to credit losses.

As of December 31, 2017, commercial and industrial loans represented approximately $559.4 million, or 24.1%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy, local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2017, we held approximately $705,000 of OREO and did not hold any repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2017, we held approximately $705,000 of OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write‑downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically Texas has had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default and we cannot be certain that Texas will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2017, our 15 largest loan relationships (including related entities) totaled approximately $380.0 million in loans, or 16.4% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, a large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

As of December 31, 2017, our 15 largest depositors (including related entities) accounted for $263.8 million in deposits, or approximately 10.1% of our total deposits. Further, our brokered deposit account balance was $88.3 million, or approximately 3.4% of our total deposits, as of December 31, 2017. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, because of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

A material portion of our loans and deposits are with related parties and our ability to continue to do business with such related parties is highly regulated.

We have made loans to and accepted deposits from certain of our directors and officers and the directors and officers of the Bank in compliance with applicable regulations and our written policies. As of December 31, 2017, we had approximately $205.8 million of loans outstanding and approximately $69.7 million in unfunded loan commitments to such persons. In addition, we held related party deposits of approximately $224.4 million at December 31, 2017. Our business relationships with related parties are highly regulated. In particular, our ability to do business with related parties is limited with respect to, among other things, extensions of credit described in the Board of Governors of the Federal Reserve System’s, or Federal Reserve’s, Regulation O and covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. These regulations could prevent us from pursuing activities that would otherwise be in our and our shareholders’ best interests. Moreover, if we were to fail to comply with any of these regulations, we could be subject to enforcement and other legal actions by the Federal Reserve, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the past, significant deficiencies have been identified in our internal controls over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Specifically, a significant deficiency was identified related to management’s recorded amount of the Company’s net deferred tax asset in 2014 that affected our financial statements for the fiscal years ended December 31, 2013 and prior periods, which resulted in a restatement of our financial statements for the year ended December 31, 2013. In 2015, significant deficiencies were identified including the Company’s process related to our accounting for allowance for loan losses and related disclosures of impaired loans, business combination purchase accounting and loan sales process. In addition, in 2015 and 2016, a significant deficiency was identified relating to financial statement disclosures and related review controls.

We have implemented measures designed to address the internal control significant deficiencies and expect to continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures. However, we cannot be certain that, at some point in the future, a significant deficiency or material weakness will not occur or if our internal controls will detect such a matter that they are designed to prevent. Failure to remedy significant deficiencies or material weaknesses could result in a material misstatement in our financial statements and have a material adverse effect on our business, financial condition and results of operations. The identification of any additional significant deficiency or material weakness could also result in investors losing confidence in our internal controls and questioning our reported financial information, which, among other things, could have a negative effect on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes‑Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes‑Oxley Act beginning with our second annual report on Form 10‑K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of our second annual report on Form 10‑K.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. In addition, we hired additional accounting personnel in anticipation of our transition from a private company to a public company. Our actions, however, may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

We are dependent on the use of data and modeling in our management’s decision‑making and faulty data or modeling approaches could negatively impact our decision‑making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision‑making and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd‑Frank Act stress testing and the Comprehensive Capital Analysis and Review submissions, we anticipate that model‑derived testing may become more extensively implemented by regulators in the future.

We anticipate data‑based modeling will penetrate further into bank decision‑making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements can be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision‑making ability or, if we become subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity.

Our most important source of funds is deposits. As of December 31, 2017, approximately $2.3 billion, or 87.2%, of our total deposits were noninterest‑bearing deposits, interest-bearing demand accounts, savings and money market accounts. Historically our savings, money market deposit accounts, interest-bearing demand accounts and noninterest-bearing deposits have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2017, the $332.0 million remaining balance of deposits consisted of certificates of deposit, of which $205.4 million, or 7.9% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest rate conscious and may be willing to move funds into higher‑yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low‑cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Dallas and the FHLB. We also may borrow funds from third‑party lenders, such as other financial institutions. In the fourth quarter of 2017, the Company entered into a loan agreement providing a $30.0 million revolving line of credit to the Company. There were no funds under these lines of credit outstanding as of December 31, 2017.

Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity because of a downturn in Texas or by one or more adverse regulatory actions against us. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2017, we had $688.0 million in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Business—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the recent downturn has also led to increased competitive pressures on loan rates and terms for high‑quality credits. We may not be able to compete successfully with other financial institutions in our markets and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our nonbank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We could recognize losses on securities held in our portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

We invest in securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2017, our securities were 7.2% of total assets and the fair value of our available for sale securities portfolio was $223.2 million, which included a net unrealized loss of $493,000. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other‑than‑temporary impairment or in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other‑than‑temporary impairment related to our investment portfolio as of December

31, 2017, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, which could cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards.

From time to time the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently and retrospectively, in each case resulting in our needing to revise or restate prior period financial statements, which could materially change our financial statements and related disclosures, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

We depend on our information technology and telecommunications systems of third parties and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

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

If these third‑party service providers experience difficulties, are subject to cyber security breaches, or terminate their services and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third‑party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

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

The occurrence of fraudulent activity, breaches of our information security, and cyber-security attacks could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients, or third parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	manipulate or destroy data;
•	disrupt, sabotage or degrade service on a financial institution’s systems; or
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental.

Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyberattacks change frequently and may not be recognized until launched or until well after the breach has occurred;
•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future. While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage our reputation and otherwise adversely affect our operations and financial condition.

We are subject to certain operational risks, including, but not limited to, customer, employee or third‑party fraud and data processing system failures and errors.

Because we are a financial institution, employee errors and employee or customer misconduct could cause financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information, each of which can be particularly damaging for financial institutions. It is not always possible to prevent employee errors and misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

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

In deciding whether to approve loans or to enter other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third-party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

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

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as our company, rely on technology companies to provide information technology products and services necessary to support their day‑to‑day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We also use trademarks and logos for marketing purposes, and third parties may allege that our marketing, processes or systems may infringe their intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time‑consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Our goodwill totals $81.0 million. While we have not recorded any impairment charges related to goodwill since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly-regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd‑Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

The ongoing implementation of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, could adversely affect our business, financial condition and results of operations.

On July 21, 2010, the Dodd‑Frank Act was signed into law and the process of implementation is ongoing. The Dodd‑Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding how the provisions of the Dodd‑Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially considering the Trump administration’s recent executive order calling for a full review of the Dodd‑Frank Act and the regulations promulgated under it. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the OCC and the Federal Reserve System periodically conduct examinations of our business, including compliance with laws and regulations. If one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

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

Many of our new activities and expansion plans require regulatory approvals and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses and expansion of the Bank’s banking location network, or de novo branching. Generally, we must receive federal regulatory approval before we can acquire a depository institution or related business insured by the FDIC, or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities). Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act, or CRA, and fair lending laws and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd‑Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties can also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws could have a material adverse effect on our business, financial condition and results of operations.

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of and transactions with such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Through our Company and the Bank and our agents and employees, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action or otherwise gain an unfair business advantage. We are also subject to applicable anti‑corruption laws in the jurisdictions in which we may operate. We have implemented policies, procedures and internal controls that are designed to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

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

We service some of our own loans and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operations could be adversely affected.

In addition, we and our legacy companies have sold loans to third parties. In these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd‑Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the way we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has in recent years increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd‑Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and the FDIC has put in place a restoration plan to restore the Deposit Insurance Fund to its 1.35% minimum reserve ratio managed by the Dodd‑Frank Act by December 31, 2020. If recent increases in premiums are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums. Our FDIC insurance related costs were approximately $1.6 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

A capital injection may be required at a time when our resources are limited and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right with payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company to make a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

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

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions regarding concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital, or (2) total reported loans secured by multi‑family and nonfarm residential properties, loans for construction, land acquisition and development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. At December 31, 2017, the Bank’s ratios under these tests were 128.3% and 296.5%, respectively. The focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
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

The stock market and especially the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to decline.

We may issue additional securities in the future and from time to time. Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing shareholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner we may determine from time to time. If we sell any such securities in subsequent transactions, the percentage ownership of our then existing shareholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our commons stock.

In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

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

We completed our initial public offering in November of 2017 and the obligations associated with being a public company require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, and we will particularly face such costs and expenses after we no longer qualify as an emerging growth company. We expect to incur incremental costs related to operating as a public company of approximately $700,000 annually, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements and the rules and regulations implemented by the SEC, the Sarbanes‑Oxley Act, the Dodd‑Frank Act, the Public Company Accounting Oversight Board, or PCAOB, and Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the Nasdaq Global Select Market rules will make certain operating activities more time‑consuming and we will also incur significant new legal, accounting, insurance and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We have made and will continue to make changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses and such increases will reduce our profitability.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

Our management and Board of Directors have significant control over our business.

Our directors and named executive officers beneficially owned approximately 29.0% of our outstanding common stock as a group at December 31, 2017. Consequently, our management and Board of Directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders.

The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2017, we had outstanding approximately $6.7 million in aggregate principal amount of junior subordinated debentures issued to statutory trusts that, in turn, have issued and outstanding $10.5 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. To the extent that we issue additional debt obligations or junior subordinated debentures, the additional debt obligations or additional junior subordinated debentures will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

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

We are dependent upon the Bank for cash flow and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the stock of the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses, satisfy our obligations (including our subordinated debentures and our other debt obligations) and to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC can restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our dividend policy may change without notice and our future ability to pay dividends is subject to restrictions.

Historically, our Board of Directors has declared dividends on our common stock payable in the month following the end of each calendar quarter and we anticipate that we will continue paying a quarterly dividend on our common stock in an amount equal to approximately $0.05 per share per quarter. Although we have historically paid dividends to our shareholders and currently intend to generally maintain our current dividend levels, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

We are a separate and distinct legal entity from the Bank. We receive substantially all our revenue from dividends paid to us by the Bank, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. If the Bank does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

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

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution or its holding company. These laws include the BHC Act and the CIBC Act. These laws could delay or prevent an acquisition.

Furthermore, our amended and restated certificate of formation provides that the state or federal courts located in Jefferson County, Texas, the county in which Beaumont is located, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers; (c) any action asserting a claim against us or our directors or officers arising pursuant to the Texas Business Organizations Code, or TBOC, our certificate of formation, or our amended and restated bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of formation related to choice of forum. The choice of forum provision in our amended and restated certificate of formation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank currently operates 33 banking locations, all of which are in Texas. The headquarters of the Bank is located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861‑7200. The majority of the Bank’s and our executive officers are located in Houston at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600.

The Bank currently operates banking locations in the following Texas locations:

	Number of Branches	Owned	Leased
Houston Market
Baytown	1	1	-
Boling	1	1	-
Crosby	2	2	-
Houston	8	3	5
Humble	1	1	-
Pasadena	1	1	-
Sugar Land	1	-	1
Wharton	1	-	1
The Woodlands	1	-	1
Tomball	1	1	-
	18	10	8
Beaumont Market
Beaumont	4	2	2
Buna	1	1	-
Jasper	1	1	-
Kirbyville	1	1	-
Lumberton	1	1	-
Nederland	1	1	-
Newton	1	1	-
Orange	1	1	-
Port Arthur	1	1	-
Silsbee	1	1	-
Vidor	1	1	-
Woodville	1	1	-
	15	13	2
Total	33	23	10

For the leased locations, we either lease the banking location entirely, own the building and have a ground lease, or own the drive‑in and lease the branch. We believe that lease terms for the 10 branches we lease are generally consistent with prevailing market terms. The expiration dates of the leases range from 2018 to 2045, without consideration of any renewal periods available to us. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of our common stock are traded on the NASDAQ Global Market under the symbol “CBTX”. Our shares have been traded on the NASDAQ Global Market since November 8, 2017. Prior to that date, there was no public trading market for our common stock. The following table presents the range of high and low sales price per share on the NASDAQ Global Market for the periods indicated.

Price per Share
	High	Low
Fourth quarter 2017 (November 8, 2017 to December 31, 2017)	$ 30.72	$ 27.20

Holders of Record

As of March 19, 2018, there were approximately 679 holders of record of our common stock.

Dividend Policy

It has been our policy to pay a dividend to our shareholders as a return on their investment. We have historically declared dividends in the amount of $0.05 per share payable in the month following the end of each calendar quarter.

We intend to continue our current dividend policy of quarterly dividends of $0.05 per share; however, our dividend policy may change with respect to the payment of dividends as a return on investment and our Board of Directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will be dependent upon our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions (including the restrictions discussed below) and any other factors that our Board of Directors may deem relevant.

The following table shows recent quarterly dividends that have been paid on our common stock with respect to the periods indicated. The amounts set forth in the following table have been adjusted to give effect to a 2‑for‑1 stock split, whereby each shareholder of our common stock received one additional share of common stock for each share owned as of the record date of September 30, 2017, in the form of a stock dividend that was distributed on October 13, 2017. The effect of the stock split on per share figures has been retroactively applied to all periods presented.

(Dollars in thousands, except per share data)	Per Share Dividend Amount	Total Cash Dividends Declared
2016
First quarter	$0.05	$1,120
Second quarter	0.05	1,090
Third quarter	0.05	1,083
Fourth quarter	0.05	1,102
	$0.20	$4,395
2017
First quarter	$0.05	$1,103
Second quarter	0.05	1,103
Third quarter	0.05	1,103
Fourth quarter	0.05	1,252
	$0.20	$4,561

Dividend Restrictions

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. See “Supervision and Regulation—CBTX, Inc.—Regulatory Restrictions on Dividends; Source of Strength.” In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See “Supervision and Regulation—CommunityBank of Texas, N.A.—Restrictions on Distribution of Bank Dividends and Assets.” The present and future dividend policies of the Bank are subject to the discretion of the Board of Directors of the Bank. The Bank is not obligated to pay us dividends.

As a Texas corporation, we are subject to certain restrictions on distributions under TBOC. Generally, a Texas corporation may not make a distribution to its shareholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, if required payments on our outstanding debt obligations, including our junior subordinated debentures held by our unconsolidated subsidiary trusts, are not made or suspended, we may be prohibited from paying dividends on our common stock. We are also subject to certain restrictions on our right to pay dividends to our shareholders in the event we default under the terms of our note payable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans as of December 31, 2017:

	Number of Shares	Weighted-Average	Number of Shares
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of Outstanding	Outstanding	Future Issuance Under
	Options, Warrants	Options, Warrants	Equity Compensation Plans
Plan Category	and Rights	and Rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	168,000	$ 18.85	1,346,620
Equity compensation plans not approved by shareholders (2)	-	-	-
Total	168,000	$ 18.85	1,346,620

(1)

The number of shares available for future issuance includes 387,420 shares available under the Company’s 2017 Omnibus Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 959,200 shares available under the Company’s 2014 Stock Option Plan.

(2)

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 92,322 options with a weighted-average exercise price of $10.82 to be issued under a stock option plan the Company assumed in a 2006 acquisition.

Stock Performance Graph

The following performance graph compares total stockholders’ return on our common stock for the period beginning at the close of trading November 8, 2017 to December 31, 2017, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 8, 2017, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 8,	December 31,
	2017	2017
CBTX, Inc.	$ 100.00	$ 114.08
NASDAQ Composite	$ 100.00	$ 102.00
NASDAQ Bank	$ 100.00	$ 104.37

Comparison of Cumulative Total Return

120
115
110
105
100
95
Index Value
11/7/2017
12/31/2017
Period Ending
NASDAQ
NASDAQ Bank
CBTX

Unregistered Sales of Equity Securities

On November 6, 2017, one of our officers exercised a previously granted option to purchase 10,160 shares of our common stock at an exercise price of $9.85 per share. No commissions were paid on this purchase. This issuance of securities was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction by an issuer that does not involve any public offering or is made pursuant to benefit plans and contracts relating to compensation.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. Our historical results are not necessarily indicative of any future period. The information presented in the table below has been adjusted to give effect to a 2‑for‑1 stock split, whereby each shareholder of our common stock received one additional share of common stock for each share owned as of the record date of September 30, 2017, in the form of a stock dividend that was distributed on October 13, 2017. The effect of the stock split on outstanding share and per share figures has been retroactively applied to all periods presented.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014		2013
Balance Sheet Data:
Cash and equivalents	$326,199	$382,103	$434,901	$490,748		$424,544
Loans, excluding loans held for sale	2,311,544	2,154,885	2,092,010	1,876,593		1,757,431
Allowance for loan losses	(24,778)	(25,006)	(25,315)	(24,952)		(23,843)
Loans, net	2,286,766	2,129,879	2,066,695	1,851,641		1,733,588
Goodwill and other intangible assets, net	87,720	88,741	89,829	67,952		69,274
Total assets	3,081,083	2,951,522	2,882,625	2,628,587		2,450,865
Noninterest-bearing deposits	1,109,789	1,025,425	1,053,957	974,571		824,870
Interest-bearing deposits	1,493,183	1,515,335	1,429,409	1,294,482		1,290,357
Total deposits	2,602,972	2,540,760	2,483,366	2,269,053		2,115,227
Shareholders' equity	446,214	357,637	344,313	329,252		311,139
Income Statement Data:
Interest income	$116,659	$109,951	$105,525	$96,458		$80,049
Interest expense	8,885	8,405	7,654	6,371		6,414
Net interest income	107,774	101,546	97,871	90,087		73,635
Provision (recapture) for loan losses	(338)	4,575	6,950	3,766		10,255
Net interest income after provision (recapture) for loan losses	108,112	96,971	90,921	86,321		63,380
Noninterest income	14,204	15,749	14,967	13,356		11,716
Noninterest expense	78,292	73,502	70,961	66,359		56,508
Income before income taxes	44,024	39,218	34,927	33,318		18,588
Income tax expense	16,453	12,010	10,791	10,476		5,685
Net income	$27,571	$27,208	$24,136	$22,842		$12,903
Share and Per Share Data:
Earnings per share - Basic	$1.23	$1.23	$1.07	$1.01	$	$0.69
Earnings per share - Diluted	1.22	1.22	1.06	1.00		0.68
Dividends per share	0.20	0.20	0.20	0.20		0.20
Book value per share	17.97	16.21	15.44	14.61		13.80
Tangible book value per share (1)	14.44	12.19	11.41	11.60		10.73
Weighted-average common shares outstanding- Basic	22,457	22,049	22,462	22,530		18,783
Weighted-average common shares outstanding- Diluted	22,573	22,235	22,675	22,765		19,019
Common shares outstanding at period end	24,833	22,062	22,303	22,534		22,544

(table continued on next page)

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.93%	0.94%	0.85%	0.90%	0.65%
Return on average shareholder's equity	7.18%	7.79%	7.16%	7.07%	4.86%
Net interest margin - tax equivalent basis	4.06%	3.96%	3.85%	3.92%	4.02%
Efficiency ratio (2)	64.19%	62.66%	62.89%	64.15%	66.21%
Selected Ratios:
Loans to deposits	88.80%	84.81%	84.24%	82.70%	83.08%
Noninterest-bearing deposits to total deposits	42.64%	40.36%	42.44%	42.95%	39.00%
Cost of deposits	0.30%	0.29%	0.26%	0.28%	0.35%
Credit Quality Ratios:
Nonperforming assets to total assets	0.27%	0.27%	0.52%	0.93%	0.65%
Nonperforming loans to total loans	0.33%	0.29%	0.66%	1.23%	0.73%
Allowance for loan losses to nonperforming loans	324.06%	400.80%	183.28%	107.76%	185.59%
Allowance for loan losses to total loans	1.07%	1.16%	1.21%	1.33%	1.36%
Net charge-offs (recaptures) to average loans	—%	0.23%	0.32%	0.15%	0.28%
Liquidity and Capital Ratios:
Total shareholders' equity to total assets	14.48%	12.12%	11.94%	12.53%	12.70%
Tangible equity to tangible assets (1)	11.98%	9.39%	9.11%	10.20%	10.16%
Common equity tier 1 capital ratio	14.19%	11.52%	10.89%	N/A	N/A
Tier 1 leverage ratio	12.30%	9.78%	9.34%	10.71%	10.72%
Tier 1 risk-based capital ratio	14.44%	11.78%	11.16%	13.41%	13.37%
Total risk-based capital ratio	15.42%	12.85%	12.24%	14.66%	14.62%

(3)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
(4)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional non‑GAAP financial measures. We classify a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in our statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP. Non‑GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way we calculate the non‑GAAP financial measures may differ from that of other companies reporting measures with similar names.

We calculate tangible equity as total shareholders’ equity, less goodwill and other intangible assets, net of accumulated amortization and tangible book value per share as tangible equity divided by shares of common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share. We calculate tangible assets as total assets less goodwill and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible equity to tangible assets is total shareholders’ equity to total assets. We believe that tangible book value per share and tangible equity to tangible assets are measures that are important to many investors in the marketplace who are interested in book value per share and total shareholders’ equity to total assets, exclusive of change in intangible assets.

	As of December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible Equity
Total shareholders’ equity	$446,214	$357,637	$344,313	$329,252	$311,139
Adjustments:
Goodwill	80,950	80,950	80,950	59,049	59,049
Other intangibles	6,770	7,791	8,879	8,903	10,225
Tangible equity	$358,494	$268,896	$254,484	$261,300	$241,865
Tangible Assets
Total assets	$3,081,083	$2,951,522	$2,882,625	$2,628,587	$2,450,865
Adjustments:
Goodwill	80,950	80,950	80,950	59,049	59,049
Other intangibles	6,770	7,791	8,879	8,903	10,225
Tangible assets	$2,993,363	$2,862,781	$2,792,796	$2,560,635	$2,381,591

Common shares outstanding (1) (2)	24,833	22,062	22,303	22,534	22,544

Book value per share	$17.97	$16.21	$15.44	$14.61	$13.80
Tangible book value per share	$14.44	$12.19	$11.41	$11.60	$10.73

Total shareholders’ equity to total assets	14.48%	12.12%	11.94%	12.53%	12.70%
Tangible equity to tangible assets	11.98%	9.39%	9.11%	10.20%	10.16%

(1)

Excludes the dilutive effect, if any, of 260,322, 248,314, 647,074, 575,326, 593,812 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2017, 2016, 2015, 2014, 2013, respectively.

(2)	Excludes the dilutive effect, if any, of 212,580 shares of restricted stock issuable upon vesting as of December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements. These forward‑looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described below under “Part I – Item 1A. – Risk Factors” and the following:

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities and other matters beyond our control;
•	the geographic concentration of our markets in Beaumont and Houston, Texas;
•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that we hold;
•	time and effort necessary to resolve nonperforming assets;
•	deterioration of our asset quality;
•	interest rate risk associated with our business;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing our loans;
•	our ability to maintain important deposit customer relationships and our reputation;
•	our ability to maintain effective internal control over financial reporting;
•	operational risks associated with our business;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with our business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers, including cyber security breaches of network security;

•	environmental liability associated with our lending activities;
•	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system; and
•	other factors that are discussed in the section to this Annual Report on Form 10-K entitled “Risk Factors”.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made and we do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A.  – Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont, Texas. As of December 31, 2017, we had, on a consolidated basis, total assets of $3.1 billion, total loans of $2.3 billion, total deposits of $2.6 billion and total shareholders’ equity of $446.2 million. For the year ended December 31, 2017, net income was $27.6 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct our material business operations through CommunityBank of Texas, National Association, the discussion and analysis relates to activities primarily conducted by the Bank. As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. We incur most of our expenses from interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

Hurricane Harvey

In August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston and Beaumont and surrounding areas. As of December 31, 2017, the Company has not experienced any material financial impact related to Hurricane Harvey, but will continue to monitor the residual effects of Hurricane Harvey on our business and customers.

Results of Operations Year Ended December 31, 2017 vs Year Ended December 31, 2016

Net income for 2017 was $27.6 million compared to $27.2 million for 2016, an increase of $363,000, or 1.3%. This increase is primarily due to a $6.2 million increase in net interest income, a $4.8 million increase in noninterest expense and a $4.4 million increase in income taxes. See further analysis of these fluctuations in the related discussions that follow.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	Increase (Decrease)
Interest income	$116,659	$109,951	$6,708	6.10%
Interest expense	8,885	8,405	480	5.71%
Net interest income	107,774	101,546	6,228	6.13%
Provision (recapture) for loan losses	(338)	4,575	(4,913)	(107.39)%
Noninterest income	14,204	15,749	(1,545)	(9.81)%
Noninterest expense	78,292	73,502	4,790	6.52%
Income before income taxes	44,024	39,218	4,806	12.25%
Income tax expense	16,453	12,010	4,443	36.99%
Net income	$27,571	$27,208	$363	1.33%
Earnings per share - Basic	$1.23	$1.23	$—
Earnings per share - Diluted	1.22	1.22	—

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest‑earning assets, such as loans and securities and interest expense on interest‑bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest‑earning assets and interest‑bearing liabilities, respectively. Changes in the amount and type of interest‑earning assets and interest‑bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest‑earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and shareholders’ equity also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

 Net interest income for the year ended December 31, 2017 was $107.8 million, compared to $101.5 million for the year ended December 31, 2016, an increase of $6.2 million, or 6.13%. For the year ended December 31, 2017, net interest margin and net interest spread were 3.97% and 3.72%, respectively, compared to 3.87% and 3.63% for the year ended December 31, 2016. The increase in the net interest margin and net interest spread is primarily attributable to the increase in the average outstanding balances for our loans and securities portfolios. Changes in rates paid on interest‑bearing deposits for 2017 and 2016 had a minimal impact on the net interest margin.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.06% for the year ended December 31, 2017, consistent with 3.96% for the year ended December 31, 2016. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 35% federal tax rate, thus making tax‑exempt yields comparable to taxable asset yields. For the years ended December 31, 2017 and 2016, the adjustments were approximately $2.3 million and $2.4 million, respectively.

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2017 and 2016, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,206,541	$107,368	4.87%	$2,140,917	$103,723	4.84%
Securities	220,953	5,347	2.42%	169,509	3,801	2.24%
Federal funds sold and other interest-earning assets	272,715	3,204	1.17%	301,018	1,732	0.58%
Nonmarketable equity securities	14,692	740	5.04%	14,683	695	4.73%
Total interest-earning assets	2,714,901	$116,659	4.30%	2,626,127	$109,951	4.19%
Allowance for loan losses	(25,319)			(26,826)
Noninterest-earnings assets	284,165			276,413
Total assets	$2,973,747			$2,875,714
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,503,350	$7,652	0.51%	$1,458,566	$7,073	0.48%
Repurchase agreements	2,254	5	0.27%	1,918	5	0.26%
Note payable	22,164	906	4.09%	29,624	1,061	3.58%
Junior subordinated debt	10,826	322	2.97%	10,826	266	2.46%
Total interest-bearing liabilities	1,538,594	$8,885	0.58%	1,500,934	$8,405	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,031,707			1,010,403
Other liabilities	19,388			15,270
Total noninterest-bearing liabilities	1,051,095			1,025,673
Shareholders’ equity	384,058			349,107
Total liabilities and shareholders’ equity	$2,973,747			$2,875,714
Net interest income		$107,774			$101,546
Net interest spread (2)			3.72%			3.63%
Net interest margin (3)			3.97%			3.87%
Net interest margin—tax equivalent (4)			4.06%			3.96%

(1)	Includes average outstanding balances of loans held for sale of $769,000 and $905,000 million for the year ended December 31, 2017 and 2016, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

To make pre‑tax income and resultant yields on tax‑exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment of $2.3 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively, has been computed using a federal income tax rate of 35%.

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

	For the Year Ended December 31, 2017
	Compared to 2016
	Increase		Total
	(Decrease) due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$3,176	$469	$3,645
Securities	1,153	393	1,546
Federal funds sold and other interest-earning assets	(174)	1,646	1,472
Nonmarketable equity securities	—	45	45
Total increase in interest income	$4,155	$2,553	$6,708
Interest-bearing liabilities:
Interest-bearing deposits	$221	$358	$579
Repurchase agreements	—	—	—
Note payable	(267)	112	(155)
Junior subordinated debt	—	56	56
Total increase (decrease) in interest expense	$(46)	$526	$480
Increase in net interest income	$4,201	$2,027	$6,228

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The recapture for loan losses for the year ended December 31, 2017 was a $338,000, compared to a $4.6 million provision for the year ended December 31, 2016. The decrease in the provision for loan losses during 2017 is primarily the result of pay‑offs of certain classified and problem loans, which resulted in the reversal of their related allowance for loan losses.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, gains on the sale of assets, card interchange fees and income from bank‑owned life insurance. For the year ended December 31, 2017, noninterest income totaled $14.2 million, a decrease of $1.5 million, or 9.81%, compared to $15.7 million for the year ended December 31, 2016. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest income:
Deposit account service charges	$5,800	$6,538	$(738)	(11.29)%
Net gain on sale of assets	1,524	1,922	(398)	(20.71)%
Card interchange fees	3,453	3,352	101	3.01%
Earnings on bank-owned life insurance	1,580	1,356	224	16.52%
Other	1,847	2,581	(734)	(28.44)%
Total noninterest income	$14,204	$15,749	$(1,545)	(9.81)%

Deposit Account Service Charges. We earn fees from our customers for deposit‑related services and these fees are a significant component of our noninterest income. Service charges on deposit accounts were $5.8 million for the year ended December 31, 2017, a decrease of $738,000, or 11.29%, over the same period in 2016. These decreases were predominately due to a reduction of non‑sufficient and overdraft charges incurred by our deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets, SBA loans, mortgage loans and other assets, including OREO and repossessed assets. Net gain on sale of assets was $1.5 million for the year ended December 31, 2017, a decrease of $398,000, or 20.71%, over the same period in 2016.  Net gain on sale of assets for the year ended December 31, 2017 primarily relates to the settlement of a legal matter related to one of our branches and the sale of certain assets of our branches in Huffman and Deweyville, Texas. Net gain on sale of assets for the year ended December 31, 2016 was primarily attributed to the sale of one of our branch locations during that period.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and other fee income. Other noninterest income decreased $734,000, or 28.44%, from $2.6 million for the year ended December 31, 2016 to $1.8 million for the year ended December 31, 2017. The decrease is primarily due to the income generated during the year ended December 31, 2016 by our investments in partnerships and funds associated with the Small Business Investment Company, or SBIC, program of the SBA of $629,000. Our investments in these partnerships and funds aid the Company in meeting its CRA requirements. The partnerships and funds are licensed small business investment companies whose income is primarily derived from investment in small businesses and ultimate liquidation of these investments at a future date for profit.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and director fees, regulatory fees, including FDIC assessments, data processing expenses, printing and office supplies, amortization of intangibles and advertising and marketing expenses.

For the year ended December 31, 2017, noninterest expense totaled $78.3 million, an increase of $4.8 million, or 6.52%, compared to $73.5 million for the year ended December 31, 2016. The following table presents the major categories of noninterest expense for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$48,573	$44,239	$4,334	9.80%
Net occupancy expense	9,151	10,100	(949)	(9.40)%
Regulatory fees	2,176	2,300	(124)	(5.39)%
Data processing	2,629	2,484	145	5.84%
Printing, stationery and office	1,480	1,537	(57)	(3.71)%
Amortization of intangibles	1,079	1,167	(88)	(7.54)%
Professional and director fees	3,105	2,481	624	25.15%
Correspondent bank and customer related expense	286	320	(34)	(10.63)%
Loan processing	461	509	(48)	(9.43)%
Advertising, marketing and business development	1,461	789	672	85.17%
Repossessed real estate and other assets	609	318	291	91.51%
Security and protection expense	1,355	1,718	(363)	(21.13)%
Telephone and communications	1,316	1,444	(128)	(8.86)%
Other expense	4,611	4,096	515	12.57%
Total noninterest expense	$78,292	$73,502	$4,790	6.52%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $48.6 million for the year ended December 31, 2017, an increase of $4.3 million, or 9.80%, compared to $44.2 million for the same period in 2016. The increase in 2017 was due to increases in salaries and incentive compensation resulting from bonuses and deferred compensation expense and a $2.5 million charge for change of control payments to certain employees triggered by to our initial public offering.

Net Occupancy Expenses. Net occupancy expenses were $9.2 million and $10.1 million for the year ended December 31, 2017 and 2016, respectively. The decrease during 2017 was primarily due to the closing of multiple branches during 2017 and 2016 and a reduction in repairs, maintenance and janitorial services.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $3.1 million and $2.5 million for the year ended December 31, 2017 and 2016, respectively. The increase of $624,000 for the year ended December 31, 2017, compared to the year ended December 31, 2016, is primarily due to increased audit fees as a result of the Company’s initial public offering.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $1.5 million and $789,000 for the year ended December 31, 2017 and 2016, respectively. The increase in 2017 was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017.

Other. This category includes operating and administrative expenses, such as ATM expenses, wire transfer expense, payroll processing expense, amortization of non‑compete agreements, operational losses (debit cards, check fraud, etc.), software licenses, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships) and insurance. Other noninterest expense was $4.6 million for the year ended December 31, 2017, an increase of $515,000, or 12.57%, compared to the same period in 2016, primarily due to increases in software licenses.

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

For the years ended December 31, 2017 and 2016, income tax expense totaled $16.5 million and $12.0 million and our effective tax rate for those periods was 37.4% and 30.7%, respectively. The increase in tax expense for the year ended December 31, 2017, compared to the year ended December 31, 2016 is due to the deferred tax asset remeasurement adjustment of $3.9 million related to the recent Tax Cuts and Jobs Act recorded in the fourth quarter of 2017 and true-ups and return to provision adjustments booked in 2017.

Results of Operations Year Ended December 31, 2016 vs Year Ended December 31, 2015

Net income for 2016 was $27.2 million compared to $24.1 million for 2015, an increase of $3.1 million, or 12.73%. This increase is primarily due to a $3.7 million increase in net interest income and a $2.4 million decrease in the provision for loan losses, which were partially offset by a $2.6 million increase in noninterest expense and a $1.2 million increase in income taxes.  See further analysis of these fluctuations in the related discussions that follow.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	Increase (Decrease)
Interest income	$109,951	$105,525	$4,426	4.19%
Interest expense	8,405	7,654	751	9.81%
Net interest income	101,546	97,871	3,675	3.75%
Provision for loan losses	4,575	6,950	(2,375)	(34.17)%
Noninterest income	15,749	14,967	782	5.22%
Noninterest expense	73,502	70,961	2,541	3.58%
Income before income taxes	39,218	34,927	4,291	12.29%
Income tax expense	12,010	10,791	1,219	11.30%
Net income	$27,208	$24,136	$3,072	12.73%
Earnings per share - Basic	$1.23	$1.07	$0.16
Earnings per share - Diluted	1.22	1.06	0.16

Net Interest Income

Net interest income for 2016 was $101.5 million compared to $97.9 million for 2015, an increase of $3.7 million, or 3.75%. The growth in net interest income was primarily attributable to a $72.1 million, or 3.48%, increase in average loans outstanding for the year ended December 31, 2016, compared to 2015, partially offset by a three-basis point decrease in the yield on total loans. The increase in average loans outstanding was primarily due to organic growth in both of our markets and specifically loan growth in the Houston market, including from the maturing of our Westchase and The Woodlands branches. For the year ended December 31, 2016, net interest margin and net interest spread were 3.87% and 3.63%, respectively, compared to 3.77% and 3.54% for the same period in 2015.

Tax equivalent net interest margin, defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, for 2016 was 3.96%, an increase of 11 basis points compared with 3.85% for 2015. This net interest margin increase was primarily due to growth of higher‑yielding interest‑earning assets, in both our loan portfolio and the state and municipal securities portion of our investment portfolio. For the years ended December 31, 2016 and 2015, the adjustments were approximately $2.4 million and $2.1 million, respectively.

	For the Years Ended December 31,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,140,917	$103,723	4.84%	$2,068,827	$100,786	4.87%
Securities	169,509	3,801	2.24%	117,883	2,814	2.39%
Federal funds sold and other interest-earning assets	301,018	1,732	0.58%	402,391	1,392	0.35%
Nonmarketable equity securities	14,683	695	4.73%	9,653	533	5.52%
Total interest-earning assets	2,626,127	$109,951	4.19%	2,598,754	$105,525	4.06%
Allowance for loan losses	(26,826)			(27,325)
Noninterest-earnings assets	276,413			282,482
Total assets	$2,875,714			$2,853,911
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,458,566	$7,073	0.48%	$1,442,194	$6,501	0.45%
Repurchase agreements	1,918	5	0.26%	1,473	4	0.27%
Note payable	29,624	1,061	3.58%	28,113	932	3.32%
Junior subordinated debt	10,826	266	2.46%	10,815	217	2.01%
Total interest-bearing liabilities	1,500,934	$8,405	0.56%	1,482,595	$7,654	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,010,403			1,014,897
Other liabilities	15,270			19,380
Total noninterest-bearing liabilities	1,025,673			1,034,277
Shareholders’ equity	349,107			337,039
Total liabilities and shareholders’ equity	$2,875,714			$2,853,911
Net interest income		$101,546			$97,871
Net interest rate spread (2)			3.63%			3.54%
Net interest margin (3)			3.87%			3.77%
Net interest margin—tax equivalent (4)			3.96%			3.85%

(1)	Includes average outstanding balances of loans held for sale of $905,000 and $637,000 for the year ended December 31, 2016 and 2015, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

To make pre‑tax income and resultant yields on tax‑exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment of $2.4 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively, has been computed using a federal income tax rate of 35%.

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

	For the Year Ended December 31, 2016
	Compared to 2015
	Increase		Total
	(Decrease) due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$3,512	$(575)	$2,937
Securities	1,232	(245)	987
Federal funds sold and other interest-earning assets	(351)	691	340
Nonmarketable equity securities	278	(116)	162
Total increase (decrease) in interest income	$4,671	$(245)	$4,426
Interest-bearing liabilities:
Interest-bearing deposits	$74	$498	$572
Repurchase agreements	1	—	1
Note payable	50	79	129
Junior subordinated debt	—	49	49
Total increase (decrease) in interest expense	$125	$626	$751
Increase (decrease) in net interest income	$4,546	$(871)	$3,675

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.”

The provision for loan losses for the year ended December 31, 2016 was $4.6 million compared to $7.0 million for the year ended December 31, 2015. The decrease of $2.4 million was primarily due to the decrease in net charge‑offs for the year ended December 31, 2016 compared to the same period in 2015 offset by our growth in loans for the year end December 31, 2016.

Net charge‑offs for the year ended December 31, 2016 totaled $4.9 million, or 0.23% of total average loans, including loans held for sale, as compared to net charge‑offs of $6.6 million, or 0.32%, for the same period in 2015. Loans increased to $2.2 billion for the year ended December 31, 2016, from $2.1 billion for the year ended December 31, 2015, an increase of $62.9 million or 3.01%.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, gains on the sale of assets, card interchange fees and income from bank‑owned life insurance. For the year ended December 31, 2016, noninterest income totaled $15.7 million, an increase of $782,000, or 5.22%, compared to $15.0 million for the year ended December 31, 2015. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)
Noninterest income:
Deposit account service charges	$6,538	$6,912	$(374)	(5.41)%
Net gain on sale of assets	1,922	783	1,139	145.47%
Gain on redemption of junior subordinated debt	—	1,025	(1,025)	(100.00)%
Card interchange fees	3,352	3,331	21	0.63%
Earnings on bank-owned life insurance	1,356	1,357	(1)	(0.07)%
Other	2,581	1,559	1,022	65.55%
Total noninterest income	$15,749	$14,967	$782	5.22%

Deposit Account Service Charges.  We earn fees from our customers for deposit‑related services and these fees constitute a significant component of our noninterest income. Service charges on deposit accounts were $6.5 million for the year ended December 31, 2016, a decrease of $374,000, or 5.41%, over the same period in 2015. The decreases in these periods were due to a reduction of non‑sufficient and overdraft charges incurred by our deposit customers.

Net Gain on Sale of Assets.  Net gain on sale of assets consists of the gains associated with the sale of fixed assets, SBA loans, mortgage loans and other assets, including OREO and repossessed assets. Net gain on sale of assets was $1.9 million for the year ended December 31, 2016, which was a $1.1 million, or 145.47%, increase over the same period in 2015. This increase was primarily attributed to the sale of one of our branch locations.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and other fee income. Other noninterest income increased $1.0 million, or 65.55%, in 2016 compared to 2015 due primarily to income recognized on our investments in partnerships and funds licensed under the SBIC program of the SBA of $629,000 and origination fees associated with swaps originated with and on behalf of, our loan customers of $174,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and director fees, regulatory fees, including FDIC assessments, data processing expenses, printing and office supplies, amortization of intangibles and advertising and marketing expenses.

For the year ended December 31, 2016, noninterest expense totaled $73.5 million, an increase of $2.5 million, or 3.58%, compared to $71.0 million for the year ended December 31, 2015. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$44,239	$41,601	$2,638	6.34%
Net occupancy expense	10,100	9,844	256	2.60%
Regulatory fees	2,300	2,206	94	4.26%
Data processing	2,484	2,416	68	2.81%
Printing, stationery and office	1,537	1,573	(36)	(2.29)%
Amortization of intangibles	1,167	1,305	(138)	(10.57)%
Professional and director fees	2,481	2,462	19	0.77%
Correspondent bank and customer related expense	320	325	(5)	(1.54)%
Loan processing	509	619	(110)	(17.77)%
Advertising, marketing and business development	789	925	(136)	(14.70)%
Repossessed real estate and other assets	318	228	90	39.47%
Security and protection expense	1,718	1,619	99	6.11%
Merger expense	—	1,374	(1,374)	(100.00)%
Telephone and communications	1,444	1,386	58	4.18%
Other expense	4,096	3,078	1,018	33.07%
Total noninterest expense	$73,502	$70,961	$2,541	3.58%

Salaries and Employee Benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $44.2 million for the year ended December 31, 2016, an increase of $2.6 million, or 6.34%, compared to $41.6 million for the same period in 2015. The increase was due primarily to an increase in incentive compensation, health insurance expenses, benefit plan expenses and payroll taxes.

Net Occupancy Expenses.  Net occupancy expenses were $10.1 million and $9.8 million for the years ended December 31, 2016 and 2015, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $3.3 million for the year ended December 31, 2016 and $3.6 million for the same period in 2015. The increase of $256,000, or 2.60%, in occupancy expenses for 2016 compared to 2015 was due primarily to increased lease expense due to our new corporate location and renewal of leases for existing locations, offset by the decrease in depreciation of leasehold improvement, furniture, fixtures and office equipment.

Merger Expense.  Merger expense represents expenses incurred in and related to, the acquisition of MC Bancshares, Inc. The Company entered into the definitive agreement in March 2014 and consummated the acquisition in February 2015. There were no merger expenses incurred in 2016.

Other.  This category includes operating and administrative expenses, such as ATM expenses, wire transfer expense, payroll processing expense, amortization of non‑compete agreements, operational losses (debit cards, check fraud, etc.), software licenses, business development expenses (i.e., travel and entertainment, charitable contributions and club memberships) and insurance. Other noninterest expense increased to $4.1 million for the year ended December 31, 2016, compared to $3.1 million for the same period in 2015, an increase of $1.0 million, or 33.07%. The increase was primarily due to operational losses incurred on customer debit card transactions, losses associated with customer transactional accounts, amortization of non‑compete agreements for a full year and an increase in software licenses.

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

For the years ended December 31, 2016 and 2015, income tax expense totaled $12.0 million and $10.8 million, respectively. Our effective tax rates for the years ended December 31, 2016 and 2015 were generally consistent and were 30.7% and 30.9%, respectively.

Financial Condition

Total assets were $3.1 billion as of December 31, 2017, compared to $3.0 billion as of December 31, 2016, an increase of $129.6 million, or 4.39%, due primarily to an increase in loans of $157.7 million, a $17.2 million increase in securities, a $16.6 million increase in the cash surrender value of insurance due to purchase of $15.0 million, partially offset by a $55.9 million decrease in cash and cash equivalents. A majority of our assets are loans and securities and a majority of our liabilities are deposits.  See further analysis in the related discussions that follow.

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

As of December 31, 2017, gross loans were $2.3 billion, an increase of $157.7 million, or 7.30%, compared to $2.2 billion at December 31, 2016.  Loan growth was primarily due to an increase in loans in the Houston market. Total loans as a percentage of deposits were 88.80% and 84.81% as of December 31, 2017 and December 31, 2016. Total loans, as a percentage of assets were 75.02% and 73.01% as of December 31, 2017 and December 31, 2016, respectively. The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$559,363	24.1%	$511,554	23.7%	$504,750	24.0%	$485,318	25.8%	$521,360	29.6%
Real estate:
Commercial real estate	738,293	31.9%	697,794	32.3%	693,421	33.0%	691,724	36.8%	675,406	38.4%
Construction and development	449,211	19.4%	491,626	22.8%	451,219	21.5%	327,280	17.4%	268,798	15.3%
1-4 family residential	258,584	11.2%	236,882	11.0%	217,301	10.4%	187,585	10.0%	175,844	10.0%
Multi-family residential	220,305	9.5%	133,210	6.2%	114,366	5.4%	73,246	3.9%	28,467	1.6%
Consumer	40,433	1.7%	39,694	1.8%	41,006	2.0%	47,451	2.5%	48,897	2.8%
Agricultural	11,256	0.5%	11,106	0.5%	12,737	0.6%	16,842	0.9%	14,055	0.8%
Other	40,344	1.7%	38,180	1.7%	64,452	3.1%	50,891	2.7%	26,999	1.5%
Gross loans	2,317,789	100.0%	2,160,046	100.0%	2,099,252	100.0%	1,880,337	100.0%	1,759,826	100.0%
Less deferred fees and unearned discount	4,785		4,548		5,680		3,124		1,240
Less loans held for sale	1,460		613		1,562		620		1,155
Total loans	$2,311,544		$2,154,885		$2,092,010		$1,876,593		$1,757,431

Commercial and Industrial Loans.  Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Commercial and industrial loans increased $47.8 million, or 9.35%, to $559.4 million as of December 31, 2017 due to increased marketing efforts to gain market share.

Commercial Real Estate Loans.  Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by commercial real estate, both owner‑occupied and non‑owner‑occupied.

Commercial real estate loans increased $40.5 million, or 5.80%, to $738.3 million as of December 31, 2017, from $697.8 million as of December 31, 2016 due to increased demand.

Construction and Development Loans.  Construction and development loans are comprised of loans to fund construction, land acquisition and land development construction. Construction and development loans decreased $42.4 million, or 8.63%, to $449.2 million as of December 31, 2017, from $491.6 million as of December 31, 2016, as a result of community development construction loans moving to multi‑family residential as construction is completed.

1‑4 Family Residential.  Our 1‑4 family residential loan portfolio is comprised of loans secured by 1‑4 family homes, which are both owner‑occupied and investor‑owned. Our 1‑4 family residential loans were $258.6 million at December 31, 2017 an increase of $21.7 million, or 9.16%, from $236.9 million as of December 31, 2016, primarily due to continued organic growth, consistent with prior years.

Multi‑Family Residential.  Our multi‑family residential loan portfolio is comprised of loans secured by properties deemed multi‑family, which includes apartment buildings. Multi‑family residential loans increased $87.1 million, or 65.38%, to $220.3 million as of December 31, 2017, from $133.2 million as of December 31, 2016. The growth during these periods was primarily a result of community development construction loans moving to multi‑family residential as construction is completed.

Other Loan Categories.  Other categories of loans included in our loan portfolio include consumer loans and agricultural loans made to farmers and ranchers relating to their operations. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio, including loans held for sale and the amount of such loans with fixed and variable interest rates in each maturity range as of date indicated are summarized in the following table:

	As of December 31, 2017
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial and industrial	$324,434	$183,915	$51,014	$559,363
Real estate:
Commercial real estate	109,920	434,390	193,983	738,293
Construction and development	149,227	234,783	65,201	449,211
1-4 family residential	19,332	48,563	190,689	258,584
Multi-family residential	56,855	25,229	138,221	220,305
Consumer	25,169	14,652	612	40,433
Agricultural	9,820	1,436	—	11,256
Other	24,694	13,870	1,780	40,344
Total loans	$719,451	$956,838	$641,500	$2,317,789
Amounts with fixed rates	$212,052	$566,321	$252,419	$1,030,792
Amounts with variable rates	507,399	390,517	389,081	1,286,997

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured.

We believe our conservative lending approach and focused management of nonperforming assets have resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans (1) (2)	$7,646	$6,239	$13,722	$22,878	$12,822
Accruing loans 90 or more days past due	—	—	90	278	25
Total nonperforming loans	7,646	6,239	13,812	23,156	12,847
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	298	1,078	1,079	1,077	2,813
Residential real estate	407	—	—	192	126
Other	—	783	13	132	196
Total foreclosed assets	705	1,861	1,092	1,401	3,135
Total nonperforming assets	$8,351	$8,100	$14,904	$24,557	$15,982
Restructured loans—nonaccrual	$4,815	$4,326	$11,915	$3,881	$5,347
Restructured loans—accruing	$13,339	$21,213	$8,497	$1,246	$2,370
Nonperforming loans to total loans	0.33%	0.29%	0.66%	1.23%	0.73%
Nonperforming assets to total assets	0.27%	0.27%	0.52%	0.93%	0.65%

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans by category: (1) (2)
Commercial and industrial	$3,280	$2,318	$8,020	$15,396	$7,863
Real estate:
Commercial real estate	3,216	2,118	3,721	5,180	2,631
Construction and development	252	458	1,046	1,856	1,676
1-4 family residential	898	1,302	915	405	564
Multi-family residential	—	7	14	22	32
Consumer	—	—	6	19	34
Agricultural	—	36	—	—	—
Other	—	—	—	—	22
Total nonaccrual loans	$7,646	$6,239	$13,722	$22,878	$12,822

(1)	Excludes loans held for sale of $1.5 million, $613,000, $1.6 million, $620,000 and $1.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)	Restructured loans‑nonaccrual are included in nonaccrual loans, which are a component of nonperforming loans.

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

Pass— Credits in this category are considered “pass” which indicates prudent underwriting and a normal amount of risk. The range of risk within these credits can vary from little to no risk with cash securing a credit, to a level of risk that requires a strong secondary source of repayment on the debt. Pass credits with a higher level of risk may be to borrowers that are higher leveraged, less well capitalized or in an industry or economic area that is known to carry a higher level of risk, volatility, or susceptibility to weaknesses in the economy. This higher risk grade may be assigned due to out of date credit information, as well as collateral information, which may need to be updated for current market value in order to allow a credit quality analysis of the credit.

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

Doubtful—Credits in this category are considered “doubtful” in accordance with regulatory guidelines, are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near‑term event which lacks certainty. Generally, these credits will have a valuation allowance based upon management’s best estimate of the losses probable to occur in the liquidation of the debt.

Loss— Credits in this category are considered “loss” in accordance with regulatory guidelines and are considered uncollectible and of such little value as to question their continued existence as assets on the Company’s financial statements. Such credits are to be charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. This category does not intend to imply that the debt or some portion of it will never be paid, nor does it in any way imply that the debt will be forgiven.

The following tables summarize the internal ratings of our loans as of the dates indicated:

	As of December 31, 2017
			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
Commercial and industrial	$535,589	23.7%	$8,403	42.9%	$15,371	36.3%	$559,363
Real estate:
Commercial real estate	722,503	32.0%	2,951	15.1%	12,839	30.4%	738,293
Construction and development	448,124	19.9%	565	2.9%	522	1.2%	449,211
1-4 family residential	252,317	11.2%	—	—%	6,267	14.8%	258,584
Multi-family residential	212,899	9.4%	7,406	37.8%	—	—%	220,305
Consumer	40,144	1.8%	246	1.3%	43	0.1%	40,433
Agricultural	11,223	0.5%	—	—%	33	0.1%	11,256
Other	33,109	1.5%	—	—%	7,235	17.1%	40,344
Total	$2,255,908	100.0%	$19,571	100.0%	$42,310	100.0%	$2,317,789

	As of December 31, 2016
			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
Commercial and industrial	$483,399	23.2%	$2,207	11.4%	$25,948	45.5%	$511,554
Real estate:
Commercial real estate	674,445	32.4%	7,731	40.0%	15,618	27.5%	697,794
Construction and development	485,823	23.3%	933	4.8%	4,870	8.5%	491,626
1-4 family residential	234,473	11.3%	797	4.1%	1,612	2.8%	236,882
Multi-family residential	125,553	6.0%	7,650	39.6%	7	—%	133,210
Consumer	39,684	1.9%	10	0.1%	—	—%	39,694
Agricultural	11,033	0.5%	—	—%	73	0.1%	11,106
Other	29,335	1.4%	—	—%	8,845	15.6%	38,180
Total	$2,083,745	100.0%	$19,328	100.0%	$56,973	100.0%	$2,160,046

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please see “—Critical Accounting Policies—Loans and Allowance for Loan Losses.”

In reviewing our loan portfolio, we consider risk elements applicable to particular loan types or categories to assess the quality of individual loans. Some of the risk elements we consider include:

Commercial and industrial loans—the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

Commercial real estate loans and multi‑family residential loans—the debt service coverage ratio, operating results of the owner in the case of owner‑occupied properties, the loan‑to‑value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

1‑4 family residential mortgage loans— the borrower’s ability to repay the loan, including a consideration of the debt‑to‑income ratio and employment and income stability, the loan‑to‑value ratio and the age, condition and marketability of the collateral; and

Construction and development loans—the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan‑to‑value ratio.

As of December 31, 2017, the allowance for loan losses totaled $24.8 million, or 1.07% of gross loans and as of December 31, 2016, the allowance for loan losses totaled $25.0 million, or 1.16%, of gross loans. Our allowance for loan losses as of December 31, 2017 decreased by $228,000, or 0.91%, compared to December 31, 2016 primarily due to improvement of our credit metrics.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Average loans outstanding (1)	$2,206,541	$2,140,917	$2,068,827	$1,814,994	$1,374,270
Total loans outstanding at end of period (2)	$2,311,544	$2,154,885	$2,092,010	$1,876,593	$1,757,431
Allowance for loan losses at beginning of period	$25,006	$25,315	$24,952	$23,843	$17,498
Provision (recapture) for loan losses	(338)	4,575	6,950	3,766	10,255
Charge-offs:
Commercial and industrial	904	4,884	7,210	1,597	3,622
Real estate:
Commercial real estate	120	589	27	1,082	555
Construction and development	—	—	—	315	5
1-4 family residential	8	3	263	110	181
Multi-family residential	—	—	—	—	—
Consumer	93	277	102	70	234
Agricultural	—	267	—	—	290
Other	—	59	—	2	—
Total charge-offs	1,125	6,079	7,602	3,176	4,887
Recoveries:
Commercial and industrial	1,110	1,010	524	391	239
Real estate:
Commercial real estate	9	108	289	26	488
Construction and development	—	—	—	—	—
1-4 family residential	13	6	142	23	89
Multi-family residential	—	—	—	—	—
Consumer	43	45	60	79	161
Agricultural	52	26	—	—	—
Other	8	—	—	—	—
Total recoveries	1,235	1,195	1,015	519	977
Net charge-offs (recoveries)	(110)	4,884	6,587	2,657	3,910
Allowance for loan losses at end of period	$24,778	$25,006	$25,315	$24,952	$23,843
Allowance for loan losses to end of period loans	1.07%	1.16%	1.21%	1.33%	1.36%
Net charge-offs (recoveries) to average loans	0.00%	0.23%	0.32%	0.15%	0.28%

(1)	Includes average outstanding balances of loans held for sale.
(2)	Excludes loans held for sale of $1.5 million, $613,000, $1.6 million, $620,000 and $1.2 million at December 31, 2017, 2016, 2015, 2014 and 2013.
(3)	Net of deferred loan fees and discounts of $4.8 million, $4.5 million, $5.7 million, $3.1 million and $1.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

The following table shows the allocation of the allowance for loan losses among loan categories as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge‑offs, nor as an indication that charge‑offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2017		2016		2015		2014		2013
(Dollars		Percent		Percent		Percent		Percent		Percent
in thousands)	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
Commercial and industrial	$7,257	29.3%	$6,409	25.6%	$4,746	18.7%	$7,160	28.7%	$9,581	40.2%
Real estate:
Commercial real estate	10,375	41.9%	10,770	43.1%	7,058	27.9%	6,985	28.0%	5,792	24.3%
Construction and development	3,482	14.0%	4,598	18.4%	4,504	17.8%	2,991	12.0%	3,148	13.2%
1-4 family residential	1,326	5.4%	1,286	5.1%	2,295	9.1%	1,843	7.4%	1,677	7.0%
Multi-family residential	1,419	5.7%	916	3.7%	762	3.0%	500	2.0%	228	1.0%
Consumer	566	2.3%	353	1.4%	363	1.4%	423	1.7%	404	1.7%
Agricultural	68	0.3%	79	0.3%	93	0.4%	118	0.4%	111	0.4%
Other	285	1.1%	595	2.4%	5,494	21.7%	4,932	19.8%	2,902	12.2%
Total allowance for loan losses	$24,778	100.0%	$25,006	100.0%	$25,315	100.0%	$24,952	100.0%	$23,843	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2017, the carrying amount of our investment securities totaled $223.2 million compared to $206.0 million as of December 31, 2016, an increase of $17.2 million, or 8.36%. The increase was largely the result of our continued evaluation of our securities portfolio and the investment of excess cash and cash equivalent balances. Investment securities represented 7.24% and 6.98% of total assets as of December 31, 2017 and 2016, respectively. The following tables summarize the amortized cost and estimated fair value of our securities as of the dates shown:

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total available for sale securities	$223,668	$1,553	$(2,046)	$223,175
Held to maturity securities:
Mortgage-backed securities	$33	$2	$—	$35

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
State and municipal securities	$58,991	$638	$(650)	$58,979
U.S. agency securities:
Debt securities	20,795	—	(454)	20,341
Collateralized mortgage obligations	34,005	90	(325)	33,770
Mortgage-backed securities	92,489	516	(1,215)	91,790
Other securities	1,081	—	(17)	1,064
Total available for sale securities	$207,361	$1,244	$(2,661)	$205,944
Held to maturity securities:
Mortgage-backed securities	$34	$3	$—	$37

Our mortgage‑backed securities at December 31, 2017 and 2016 are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our investment portfolio. As of December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt‑A mortgages.

The following table sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted-average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2017
	Within One		After One Year		After Five Years
	Year		but Within Five Years		but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
State and municipal securities	$5,107	2.14%	$9,999	2.47%	$2,265	2.44%	$44,545	2.85%	$61,916	2.71%
U.S. agency securities:
Debt securities	—	—%	15,005	1.68%	1,940	1.86%	—	—%	16,945	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	61,253	2.52%	61,253	2.52%
Mortgage-backed securities	—	—%	1,631	2.83%	5,143	3.55%	75,233	2.46%	82,007	2.53%
Other securities	1,087	2.13%	—	—%	—	—%	—	—%	1,087	2.13%
Total securities	$6,194	2.14%	$26,635	2.04%	$9,348	2.91%	$181,031	2.57%	$223,208	2.51%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage‑backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. The weighted-average life of our investment portfolio was 5.1 years with an estimated modified duration of 4.5 years as of December 31, 2017. As of December 31, 2017, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels and personalized service to attract and retain these deposits. Total deposits as of December 31, 2017, were $2.6 billion, an increase of $62.2 million, or 2.45%, compared to $2.5 billion as of December 31, 2016. Noninterest‑bearing deposits as of December 31, 2017, were $1.1 billion, an increase of $84.4 million, or 8.23%, compared to $1.0 billion as of December 31, 2016, which was due to normal fluctuation in customer activities. Total interest‑bearing account balances as of December 31, 2017, were $1.5 billion, a decrease of $22.2 million, or 1.46% from $1.5 billion as of December 31, 2016, primarily due to a decrease in money market accounts.

	As of December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$363,015	14.0%	$359,560	14.2%
Money market accounts	702,299	27.0%	731,942	28.8%
Saving accounts	95,842	3.7%	85,927	3.4%
Certificates and other time deposits, $100,000 or greater	172,469	6.6%	179,621	7.1%
Certificates and other time deposits, less than $100,000	159,558	6.1%	158,285	6.2%
Total interest-bearing deposits	1,493,183	57.4%	1,515,335	59.7%
Noninterest-bearing deposits	1,109,789	42.6%	1,025,425	40.3%
Total deposits	$2,602,972	100.0%	$2,540,760	100.0%

The following table sets forth the Company’s certificates of deposit by time remaining until maturity as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2017	2016
Three months or less	$63,482	$82,348
Over three months through six months	57,471	47,735
Over six months through 12 months	84,476	93,988
Over 12 months through three years	102,864	66,976
Over three years	23,734	46,859
Total	$332,027	$337,906

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2017		2016
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$349,672	0.22%	$318,043	0.22%
Savings accounts	88,883	0.06%	84,360	0.06%
Money market accounts	721,327	0.58%	714,997	0.55%
Certificates and other time deposits, $100,000 or greater	175,793	0.54%	189,965	0.58%
Certificates and other time deposits, less than $100,000	167,675	1.01%	151,201	0.87%
Total interest-bearing deposits	1,503,350	0.51%	1,458,566	0.48%
Noninterest-bearing deposits	1,031,707	—	1,010,403	—
Total deposits	$2,535,057	0.30%	$2,468,969	0.29%

Average deposits for the year ended December 31, 2017, were $2.5 billion, compared to average deposits for the year ended December 31, 2016 of $2.5 billion, an increase of $66.1 million. The increase in average deposits in this period was primarily due to our continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances. The average rate paid on total interest‑bearing deposits was consistent during this period at 0.51% and 0.48% for the years ended December 31, 2017 and 2016, respectively.

Factors affecting the cost of funding interest‑bearing assets include the volume of noninterest‑bearing and interest‑bearing deposits, changes in market interest rates and economic conditions in our primary market areas and their impact on interest paid on deposits, as well as the ongoing execution of our balance sheet management strategy. The cost of total interest‑bearing liabilities is calculated as total interest expense divided by average total interest‑bearing deposits plus average total borrowings. Our cost of total interest‑bearing liabilities was 0.58% for the year ended December 31, 2017 and 0.56% for the year ended December 31, 2016.

Borrowings

Note Payable. In conjunction with the acquisition of MC Bancshares, Inc., the Company entered into a loan agreement with a correspondent financial institution for $31.0 million. In the fourth quarter of 2017, the Company paid the then remaining outstanding balance and entered into a loan agreement providing a $30.0 million revolving line of credit to the Company.

Junior Subordinated Debt. In connection with the acquisition of Crosby Bancshares, Inc. during 2008, we assumed $5.2 million in junior subordinated debentures underlying common securities and trust preferred securities. The subordinated debt securities have a due date of December 15, 2035 and interest is payable quarterly. The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe, or LIBOR, plus 1.44%, reset quarterly, which was 3.03% at December 31, 2017 and 2.40% at December 31, 2016. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

In connection with the acquisition of County Bancshares, Inc. during 2007, we assumed $5.7 million in junior subordinated debt underlying common securities and trust preferred securities. In 2015, we purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million. The subordinated debt securities have a due date of April 7, 2035 and interest is payable quarterly. The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 3.36% at December 31, 2017 and 2.88% at December 31, 2016. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the year ended December 31, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to advances from the FHLB are available as discussed above, we do not generally rely on this external funding source.

On November 10, 2017, the Company completed its initial public offering of 2,760,000 shares of its common stock at a price of $26.00 per share. Proceeds from this offering, net of underwriting discounts and offering expenses of $7.2 million paid by us were $64.5 million. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of December 31, 2017 and 2016, total borrowing capacity of $793.3 million and $767.8 million, respectively, was available under this arrangement. As of December 31, 2017 and 2016, there were no outstanding borrowings on this line and the Company did not draw on this line during these periods.

As of December 31, 2017 and 2016, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2017 and 2016.

As mentioned above, in the fourth quarter of 2017, the Company entered into a loan agreement providing a $30.0 million revolving line of credit to the Company. There were no funds under this line of credit outstanding as of December 31, 2017.

	For the Years Ended December 31,
	2017	2016
Sources of funds:
Deposits:
Interest-bearing	50.5%	50.7%
Noninterest-bearing	34.7%	35.1%
Repurchase agreements	0.1%	0.1%
Note payable	0.7%	1.0%
Junior subordinated debt	0.4%	0.4%
Other liabilities	0.7%	0.6%
Shareholders’ equity	12.9%	12.1%
Total sources	100.0%	100.0%
Uses of funds:
Loans	74.2%	74.4%
Securities	7.4%	5.9%
Federal funds sold and other interest-earning assets	9.2%	10.5%
Nonmarketable equity securities	0.5%	0.5%
Other noninterest-earning assets	8.7%	8.7%
Total uses	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	40.7%	40.9%
Average loans to average deposits	87.0%	86.7%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Our average loans increased 3.1% during the year ended December 31, 2017, compared to December 31, 2016. We predominantly invest excess deposits in overnight deposits with our correspondent banks, federal funds sold, securities, interest‑bearing deposits at other banks or other short‑term liquid investments until needed to fund loan growth.

As of December 31, 2017, we had $688.0 million in outstanding commitments to extend credit and $29.0 million in commitments associated with outstanding standby and commercial letters of credit, compared to $607.5 million in outstanding commitments to extend credit and $26.7 million in commitments associated with outstanding standby and commercial letters of credit as of December 31, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2017, we had cash and cash equivalents of $326.2 million, compared to $382.1 million as of December 31, 2016.

Capital Resources

Total shareholders’ equity increased to $446.2 million as of December 31, 2017, compared to $357.6 million as of December 31, 2016, an increase of $88.6 million, or 24.8%, after giving effect to $4.6 million in dividends declared to common shareholders during the year ended December 31, 2017. The increase in shareholders’ equity is primarily due to net proceeds of $64.5 million received from our initial public offering and our net income for the year ended December 31, 2017 of $27.6 million.

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

At December 31, 2017 and 2016, the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums.

As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us. The following table presents the regulatory capital ratios for our Company and the Bank as of December 31, 2017.

			Minimum		To be Categorized
			Required for		as Well Capitalized
			Capital Adequacy		Under Prompt
			Phase-in Schedule		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017					`
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$361,322	14.2%	$114,628	4.5%	$178,310	7.0%
Bank Only	$322,414	12.7%	$114,252	4.5%	$178,150	7.0%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$367,722	14.4%	$152,837	6.0%	$216,519	8.5%
Bank Only	$322,414	12.7%	$152,700	6.0%	$216,325	8.5%
Total Capital to Risk-Weighted Assets:
Consolidated	$392,878	15.4%	$203,782	8.0%	$267,464	10.5%
Bank Only	$347,569	13.7%	$203,600	8.0%	$267,726	10.5%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$367,722	12.3%	$119,769	4.0%	$119,769	4.0%
Bank Only	$322,414	10.8%	$119,403	4.0%	$119,403	4.0%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments (other than non‑time deposit obligations), which consist of future cash payments associated with our contractual obligations, as of December 31, 2017.

	As of December 31, 2017
		More than	3 years or
		1 year but less	more but less	5 years or
(Dollars in thousands)	1 year or less	than 3 years	than 5 years	more	Total
Non-cancelable future operating leases	$1,573	$2,803	$2,975	$10,833	$18,184
Time deposits	205,429	102,864	23,734	—	332,027
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,002	$105,667	$26,709	$17,559	$356,937

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

	As of December 31, 2017
		More than	3 years or
		1 year but	more but
	1 year or	less than	less than	5 years or
(Dollars in thousands)	less	3 years	5 years	more	Total
Standby and commercial letters of credit	$27,996	$981	$—	$—	$28,977
Commitments to extend credit	386,505	257,223	25,546	18,775	688,049
Total	$414,501	$258,204	$25,546	$18,775	$717,026

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

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

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts to reduce interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Funds Management Committee of the Bank, in accordance with policies approved by the Bank’s Board of Directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest‑earning assets and interest‑bearing liabilities and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and re‑pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non‑maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
Change in Interest	Percent Change in	Percent Change in	Percent Change in	Percent Change in
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	19.6%	3.9%	19.9%	3.1%
+ 200	13.5%	5.5%	13.2%	7.9%
+ 100	6.9%	6.4%	5.9%	5.6%
Base	—%	—%	—%	—%
−100	(7.2)%	(10.3)%	(4.0)%	(14.6)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP, which measures financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Critical Accounting Policies

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2017, which is included in “Item 8 – Financial Statements and Supplementary Data”. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Securities

Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of our asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

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

Management evaluates debt securities for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near‑term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Loans Held for Investment

Loans held for investment are those that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and cost and an allowance for loan losses. Loans are typically secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income using a level yield methodology without anticipating payoffs.

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

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses inherent in the Company’s loan portfolio at each balance sheet date and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance and therefore the Company’s financial position, liquidity or results of operations.

Transfers of Financial Assets

Management accounts for the transfers of financial assets as sales when control over the assets has been surrendered. Control is surrendered when the assets have been isolated, a transferee obtains the right to pledge or exchange the transferred assets and there is no agreement to repurchase the assets before their maturity. The Company’s loan participations sold subject to this guidance which met the conditions to be treated as a sale were recorded as such. Any securities sold under agreements to repurchase that did not meet the criteria are included in securities available for sale and repurchase agreements in the consolidated balance sheets.

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

The Company’s other intangible assets include core deposits, loan servicing assets and customer relationship intangibles, which can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have decided not to take advantage of this provision and we will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See “Note 1 – Basis of Presentation, Nature of Operations and Summary of Significant Accounting and Reporting Policies” to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by its Board of Directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” herein for a discussion of how we manage market risk.

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, begin on page 91 of this Annual Report on Form 10-K.  See “Item 15—Exhibits and Financial Statement Schedules” below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on management’s assessment of internal control over financial reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rule of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statements Schedules

All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

Item 15. Exhibit Index

Exhibit Number	Description of Exhibit

3.1

First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.1

Loan Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.2

Promissory Note between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.3

Pledge and Security Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.4†

Amended and Restated Employment Agreement between CBTX, Inc. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.4.1†

2017 Salary Continuation Agreement between CommunityBank of Texas, N.A. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4.1 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.5†

Employment Agreement between CBFH, Inc. and Robert T. Pigott, dated March 6, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.6†

Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated May 21, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.7†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.8†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated March 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.9†	CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.10†

Form of Restricted Stock Award Agreement under the CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.11†

Form of Restricted Stock Unit Award Agreement under the CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.12†

Form of Stock Option Award Agreement under the CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.13†

Form of Stock Appreciation Right Award Agreement under the CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.14†	VB Texas, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.15†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.16†

Form of Stock Option Award Agreement and Notice of Stock Option Award under the CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.17†

Executive Deferred Compensation Agreement between CommunityBank of Texas, NA and J. Pat Parsons, dated December 30, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.18†

Acknowledgment Agreement between CommunityBank of Texas, NA and J. Pat Parsons, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.19†

Form of Indemnification Agreement between CBTX, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

21.1*	Subsidiaries of CBTX, Inc.

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from CBTX’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*     Filed with this Annual Report on Form 10‑K

**   Furnished with this Annual Report on Form 10‑K

†Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on March 23, 2018.

CBTX, INC.
By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on the dates set forth below.

Title	Date

/s/ Robert R. Franklin, Jr. Robert R. Franklin, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2018

/s/ Robert T. Pigott, Jr. Robert T. Pigott, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2018

/s/ Michael A. Havard Michael A. Havard	Director	March 23, 2018

/s/ Tommy W. Lott Tommy W. Lott	Director	March 23, 2018

/s/ Glen W. Morgan Glen W. Morgan	Director	March 23, 2018

/s/ J. Pat Parsons J. Pat Parsons	Vice Chairman	March 23, 2018

/s/ Joe E. Penland, Sr. Joe E. Penland, Sr.	Director	March 23, 2018

/s/ Wayne A. Reaud Wayne A. Reaud	Director	March 23, 2018

/s/ Joseph B. Swinbank Joseph B. Swinbank	Director	March 23, 2018

/s/ Sheila G. Umphrey Sheila G. Umphrey	Director	March 23, 2018

/s/ John E. Williams, Jr John E. Williams, Jr.	Director	March 23, 2018

/s/ William E. Wilson, Jr. William E. Wilson, Jr.	Director	March 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CBTX, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CBTX, Inc. (a Texas corporation) and subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 23, 2018

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(Dollars in thousands, except par value and per share amounts)

	At December 31,
	2017	2016

ASSETS
Cash and due from banks	$59,255	$53,000
Interest-bearing deposits at other financial institutions	266,944	329,103
Total cash and cash equivalents	326,199	382,103
Time deposits in other banks	600	600
Securities	223,208	205,978
Other investments	12,226	12,063
Loans held for sale	1,460	613
Loans, net of allowance for loan loss of $24,778 and $25,006 at December 31, 2017 and 2016, respectively	2,286,766	2,129,879
Premises and equipment, net	53,607	57,514
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $13,930 and $12,851 at December 31, 2017 and 2016, respectively	6,770	7,791
Bank-owned life insurance	68,010	51,430
Deferred tax asset, net	5,780	9,031
Repossessed real estate and other assets	705	1,861
Other assets	14,802	11,709
Total assets	$3,081,083	$2,951,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,109,789	$1,025,425
Interest-bearing deposits	1,493,183	1,515,335
Total deposits	2,602,972	2,540,760
Repurchase agreements	1,525	2,343
Junior subordinated debt	6,726	6,726
Note payable	—	27,679
Other liabilities	23,646	16,377
Total liabilities	2,634,869	2,593,885
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,731,504 shares issued at December 31, 2017 and 22,971,504 issued at December 31, 2016, 24,833,232 shares outstanding at December 31, 2017 and 22,062,072 shares outstanding at December 31, 2016	257	230
Additional paid-in capital	343,249	278,501
Retained earnings	118,353	95,274
Treasury stock, at cost (898,272 shares held at December 31, 2017 and 909,432 held at December 31, 2016)	(15,256)	(15,446)
Accumulated other comprehensive loss, net of tax of $104 and $495 at December 31, 2017 and 2016, respectively.	(389)	(922)
Total shareholders’ equity	446,214	357,637
Total liabilities and shareholders’ equity	$3,081,083	$2,951,522

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Interest income
Interest and fees on loans	$107,368	$103,723	$100,786
Securities	5,347	3,801	2,814
Federal Funds and interest-bearing deposits	3,944	2,427	1,925
Total interest income	116,659	109,951	105,525
Interest expense
Deposits	7,652	7,073	6,501
Repurchase agreements	5	5	4
Note payable	906	1,061	932
Junior subordinated debt	322	266	217
Total interest expense	8,885	8,405	7,654
Net interest income	107,774	101,546	97,871
Provision (recapture) for loan losses	(338)	4,575	6,950
Net interest income after provision (recapture) for loan losses	108,112	96,971	90,921
Noninterest income
Deposit account service charges	5,800	6,538	6,912
Net gain on sale of assets	1,524	1,922	783
Gain on redemption of junior subordinated debt	—	—	1,025
Card interchange fees	3,453	3,352	3,331
Earnings on bank-owned life insurance	1,580	1,356	1,357
Other	1,847	2,581	1,559
Total noninterest income	14,204	15,749	14,967
Noninterest expense
Salaries and employee benefits	48,573	44,239	41,601
Net occupancy expense	9,151	10,100	9,844
Regulatory fees	2,176	2,300	2,206
Data processing	2,629	2,484	2,416
Printing, stationery and office	1,480	1,537	1,573
Amortization of intangibles	1,079	1,167	1,305
Professional and director fees	3,105	2,481	2,462
Correspondent bank and customer related transaction expenses	286	320	325
Loan processing costs	461	509	619
Advertising, marketing and business development	1,461	789	925
Repossessed real estate and other asset expense	609	318	228
Security and protection expense	1,355	1,718	1,619
Merger expense	—	—	1,374
Telephone and communications	1,316	1,444	1,386
Other expenses	4,611	4,096	3,078
Total noninterest Expense	78,292	73,502	70,961
Net income before income tax expense	44,024	39,218	34,927
Income tax expense	16,453	12,010	10,791
Net income	$27,571	$27,208	$24,136
Earnings per common share
Basic	$1.23	$1.23	$1.07
Diluted	$1.22	$1.22	$1.06

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$27,571	$27,208	$24,136
Unrealized gains (losses) on securities available for sale arising during the period, net	897	(3,622)	(527)
Reclassification adjustments for net realized gains included in net income	27	28	—
Change in related deferred income tax	(391)	1,258	184
Other comprehensive income (loss), net of tax	533	(2,336)	(343)
Total comprehensive income	$28,104	$24,872	$23,793

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at January 1, 2015	22,971,504	$230	$281,248	$52,812	(437,574)	$(6,794)	$1,757	$329,253
Purchase of shares of treasury stock	—	—	—	—	(246,708)	(4,418)	—	(4,418)
Issuance of shares of treasury stock by exercise of stock options	—	—	(97)	—	16,252	257	—	160
Stock-based compensation expense	—	—	12	—	—	—	—	12
Dividends on common stock, $0.20 per share	—	—	—	(4,487)	—	—	—	(4,487)
Net income	—	—	—	24,136	—	—	—	24,136
Other comprehensive loss, net of tax	—	—	—	—	—	—	(343)	(343)
Balance at December 31, 2015	22,971,504	230	281,163	72,461	(668,030)	(10,955)	1,414	344,313

Purchase of shares of treasury stock	—	—	—	—	(635,100)	(11,079)	—	(11,079)
Issuance of shares of treasury stock by exercise of stock options	—	—	(2,705)	—	393,698	6,588	—	3,883
Stock-based compensation expense	—	—	43	—	—	—	—	43
Dividends on common stock, $0.20 per share	—	—	—	(4,395)	—	—	—	(4,395)
Net income	—	—	—	27,208	—	—	—	27,208
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,336)	(2,336)
Balance at December 31, 2016	22,971,504	230	278,501	95,274	(909,432)	(15,446)	(922)	357,637

Sale of common stock in initial public offering, net of offering costs of $7,241	2,760,000	27	64,492	—	—	—	—	64,519
Issuance of shares of treasury stock by exercise of stock options	—	—	(73)	—	11,160	190	—	117
Stock-based compensation expense	—	—	329	—	—	—	—	329
Dividends on common stock, $0.20 per share	—	—	—	(4,561)	—	—	—	(4,561)
Net income	—	—	—	27,571	—	—	—	27,571
Other comprehensive income, net of tax	—	—	—	69	—	—	533	602
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$27,571	$27,208	$24,136
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for loan losses	(338)	4,575	6,950
Depreciation	3,353	3,259	3,643
Deferred income tax provision (benefit)	2,932	601	(1,664)
Amortization of intangibles	1,079	1,167	1,305
Valuation adjustments on repossessed real estate and other assets	341	65	115
Net realized gains on securities	(50)	(52)	(22)
Gains on sales of assets	(1,524)	(1,922)	(783)
Gain on redemption of junior subordinated debt	—	—	(1,025)
Net income on bank-owned life insurance	(1,580)	(1,356)	(1,357)
Amortization of premiums on securities	1,294	1,267	907
Stock-based compensation expense	329	43	12
Change in operating assets and liabilities:
Loans held for sale	(420)	1,408	(573)
Other assets	(3,156)	(1,188)	2,459
Other liabilities	5,759	967	(1,269)
Total adjustments	8,019	8,834	8,698
Net cash provided by operating activities	35,590	36,042	32,834
Cash flows from investing activities:
Acquisition of MCBI, net of cash acquired	—	—	(5,936)
Purchases of securities	(355,525)	(406,173)	(383,162)
Proceeds from sales, calls and maturities of securities	317,284	322,861	321,135
Principal repayments of securities	20,692	18,595	10,879
Net purchases of other investments	(162)	(52)	(1,887)
Net increase in time deposits in other banks	—	(200)	—
Net increase in loans	(187,030)	(78,553)	(36,342)
Sales of loan participations	46,067	4,948	26,755
Purchases of loan participations	(18,491)	—	(6,771)
Sales of U.S. Small Business Administration loans	2,173	3,490	3,593
Redemption (purchases) of bank-owned life insurance	(15,000)	367	(15,000)
Proceeds from sales of repossessed real estate and other assets	2,574	1,657	862
Purchases of premises and equipment	(992)	(1,882)	—
Proceeds from sales of premises and equipment	2,977	3,368	(2,790)
Net cash used in investing activities	(185,433)	(131,574)	(88,664)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	84,364	(28,533)	1,186
Net increase (decrease) in interest-bearing deposits	(22,152)	85,926	(14,254)
Net increase (decrease) in securities sold under agreements to repurchase	(818)	253	(2,096)
Proceeds from sale of common stock in initial public offering	71,760	—	—
Offering cost for initial public offering	(7,241)	—	—
Purchases of treasury stock	—	(11,079)	(4,418)
Proceeds from issuance of treasury stock for exercise of stock options	117	3,883	160
Purchase of trust preferred securities	—	—	(3,075)
Proceeds from note payable	—	—	31,000
Repayments of note payable	(27,679)	(3,321)	—
Repayments of FHLB advances	—	—	(4,033)
Dividends paid on common stock	(4,412)	(4,395)	(4,487)
Net cash provided (used) in financing activities	93,939	42,734	(17)
Net decrease in cash and cash equivalents	(55,904)	(52,798)	(55,847)
Cash and cash equivalents, beginning	382,103	434,901	490,748
Cash and cash equivalents, ending	$326,199	$382,103	$434,901

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts)

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations— CBTX, Inc., or the Company or CBTX, was formed on January 26, 2007 and through its subsidiary, CommunityBank of Texas, N.A., or the Bank, operates 33 locations in the Houston and Beaumont/East Texas market areas. The Company’s primary source of revenue is from investing funds received from depositors and from providing loan and other financial services to its customers. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Federal Reserve Board.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and the Bank, a wholly-owned subsidiary of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification— Within noninterest expense, telephone and communication costs for 2016 and 2015 have been reclassified from printing, stationery and office to a separate line to conform to the 2017 financial statement presentation in the consolidated statements of income.

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

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate primarily to the determination of the allowance for loan losses, the fair value of the Company’s investment securities, repossessed assets, deferred tax assets, financial instruments and intangible assets.

Cash and Due from Banks—The Bank is required to maintain regulatory reserves with the Federal Reserve Bank. The reserve requirements for the Bank were approximately $15.8 million and $16.1 million at December 31, 2017 and 2016, respectively. Accordingly, cash and due from banks balances were restricted to that extent.

The majority of cash, cash equivalents and time deposits of the Company are maintained with major financial institutions in the U.S. and have original maturities less than 90 days. Interest-bearing deposit accounts with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions with which it has deposits. The Company has cash deposits in correspondent financial institutions in excess of the amount insured by the FDIC in the amount of $91.8 million and $79.2 million at December 31, 2017 and 2016, respectively.

Loans—Through its Bank subsidiary, the Company makes mortgage, commercial and consumer loans to customers throughout counties located in Southeast Texas. The ability of the Company’s debtors to honor their contracts is dependent in part upon the general economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay‑off, are measured at historical cost and generally reported at their outstanding unpaid principal balances, net of any unearned income, charge‑offs and unamortized deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

The Company records lines of credit at their funded portion. All unfunded amounts for loans in process and credit lines are reported as unfunded commitments. Interest income is accrued on the unpaid principal balance.

A loan portfolio segment is the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Company’s loan portfolio segments are commercial and industrial, real estate, consumer, agriculture and other. The classes of financing receivables within the real estate segment are commercial real estate, construction and development, 1-4 family residential and multi-family residential.

The Company selectively extends credit to establish long‑term relationships with its customers. The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit. The Company also maintains documentation requirements and extensive credit quality assurance practices to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Government Guaranteed Loans—The Company originates loans that are partially guaranteed by the Small Business Administration, or SBA, and the Company may sell the guaranteed portion of these loans as market conditions and pricing allow for a gain to be recorded on the sale. Loan sales are recorded when control over the transferred asset has been relinquished. Control over the transferred portion is deemed to be surrendered when the assets have been removed from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

In calculating the gain on sale of SBA loans, the Company’s investment in the loan is allocated among the unguaranteed portion of the loan, the servicing amount retained and the guaranteed portion of the loan sold, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment.

Loan Servicing—Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing assets are initially recorded at fair market value and amortized in proportion to and over the service period and assessed for impairment or increased obligation based on fair value at each reporting date. Fair market value is based on the gross coupon less an assumed contractual servicing cost.

Servicing fee income is recorded for fees earned from servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of the loan servicing rights is netted against loan servicing fee income.

Nonrefundable Fees and Costs Associated with Lending Activities—Loan origination and commitment fees are deferred and accreted into income over the term of the loan. The unamortized balance of deferred loan fees reduces the investment in loans on the balance sheet. In addition, direct origination costs are deferred and amortized against interest income over the term of the loan. The unamortized balance of deferred origination costs is added to the investment in loans on the balance sheet.

Nonperforming Loans and Past Due Loans—Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because of delinquency status or because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan and the probability that the Company will collect all principal and interest amounts outstanding.

When a loan is placed on nonaccrual status, interest accrued and uncollected during the current year prior to the judgment of uncollectability is charged to operations, unless the loan is well secured with collateral values sufficient to ensure collection of both principal and interest. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts, reducing the Company’s recorded investment in the loan and next to the recovery of charged‑off principal or interest amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is defined as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Interest income received on impaired loans is either applied against principal or realized as interest income, according to management’s judgment as to the collectability of principal.

Troubled Debt Restructurings—The Company will classify a loan as a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) the borrower has been granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Interest is generally accrued on such loans in accordance with the new terms.

Allowance for Loan Losses—The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s lending portfolio. Credit exposures deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged‑off amounts is recorded as a recovery to these accounts. The allowance for loan losses does not include amounts related to accrued interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual or is charged‑off.

The Company employs a systematic methodology for determining the allowance for loan losses that consists of two components: (i) specific valuation allowances based on probable losses on specific loans and (ii) historical valuation allowances based on historical average loss experience for similar loans with similar characteristics and trends adjusted, as necessary, to reflect the impact of current conditions and further adjusted for general economic conditions and other risk factors both internal and external to the Company.

Except for groups of smaller‑balance homogenous loans, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The specific allowance related to an impaired loan is established when the carrying value of the loan is more than the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company uses fair market value, less reasonable and customary costs to sell, for collateral dependent loans. In certain instances, a specific allowance will be established to protect against market deterioration.

The allowance on the remaining portfolio segments is calculated using historical loss rates adjusted for qualitative factors. Criticized and classified loans, not deemed impaired, are subject to an allowance based on the historical loss migration analysis by grade adjusted for qualitative factors. Pass loans are subject to an allowance based on historical losses by product type adjusted for qualitative factors.

The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio. The general valuation factor is based upon a more qualitative analysis of risk. Various risks are considered in the determination of the environmental adjustment factor such as asset quality, lending management and staff, loan policies and procedures, loan review, credit concentrations, loan volumes, collateral values, compliance and economic trends.

A majority of the loan portfolio is comprised of loans to businesses and individuals in the Houston metropolitan and Beaumont area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses

Concentrations of Risk—The Company’s investments are potentially subject to various levels of risk associated with economic and political events beyond management’s control. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks could materially impact the amounts reflected herein.

Generally, all of the Company’s loans, loan commitments, and letters of credit have been granted to customers in the counties in Texas in which it operates branch facilities. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions. Concentrations of credit by type of loan are set forth in Note 4. It is the Company’s policy to not extend credit to any single borrower or group of related borrowers in excess of its subsidiary Bank’s legal lending limits as defined by state and federal banking regulations. The regional economy of certain counties where the Company operates depends heavily on the forestry and oil and gas industries. The ultimate collectability and performance of a substantial portion of the Company’s loan portfolio is dependent on the local market conditions in all counties in which the Company operates.

Loans Held for Sale—Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. These loans are held for an interim period, usually less than 30 days. Accordingly, these loans are classified as held for sale and are carried at cost, which is determined on an aggregate basis and deemed to be the equivalent of fair value based on the short-term nature of the loans.

Securities— Securities that the Company intends to hold for an indefinite period of time are classified as available for sale and are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest risk, prepayment risk or other similar economic factors. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the ability to hold these long‑term securities until their scheduled maturities.

Securities are accounted for on a trade date basis. Premiums and discounts are amortized and accreted to income using the level‑yield method of accounting, adjusted for prepayments as applicable. Interest earned on these assets is included in interest income. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

Securities are evaluated for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (i) the duration and the extent to which the fair value has been less than cost, (ii) the financial condition and near‑term prospects of the issuer and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The assessment of whether an other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or will be required to sell the security before recovery of its amortized cost basis, less any current‑period credit loss. If the Company intends to sell the security or it is more likely that the Company will be required to sell the security before recovery of its amortized cost basis less any current‑period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security before recovery of its amortized cost basis, less any current‑period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Other Investments—Banks that are members of the Federal Home Loan Bank, or FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Both stock and cash dividends may be received on FHLB stock and are recorded when received as interest income. At December 31, 2017 and 2016, the Company held $1.2 million in FHLB stock.

Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although the par value of the stock is $100 per share, member banks pay only $50 per share at the time of purchase with an understanding that the other half of the subscription amount is subject to call at any time. The stock does not provide the owner with control or financial interest in the Federal Reserve Bank, is non‑transferable and cannot be used as collateral. Dividends are received in the form of cash and are recorded as interest income when received. At December 31, 2017 and 2016, the Company held $9.3 million in Federal Reserve Bank stock, which is included in other investments on the consolidated balance sheets.

The Company also held an investment totaling $141,000 in the stock of The Independent Bankers Financial Corporation, or TIB, at December 31, 2017 and 2016, which is included in other investments on the consolidated balance sheets.

Investments in stock of the FHLB, the Federal Reserve Bank and TIB are restricted investments due to limited marketability and are stated at cost as management believes their cost value is ultimately recoverable.

The Company has investments in two private investment funds and a limited partnership, which totaled $1.6 million and $1.5 million at December 31, 2017 and 2016, respectively, included in other investments on the consolidated balance sheets. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company, or SBIC, program of the SBA. The investments are stated at cost, which management believes to be recoverable and have required periodic capital calls. Unfunded commitments related to these investments totaled $3.8 million at December 31, 2017.

Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight‑line method over the estimated useful lives of the assets. Land is carried at cost. Leasehold improvements are amortized over the life of the lease, plus renewal options or the estimated useful lives, whichever is shorter. Buildings are depreciated over a period not to exceed thirty-two years. Depending upon the type of furniture and equipment, the depreciation period will range from three to ten years. Bank vehicles are amortized over a period of three years. Gains and losses on dispositions are included in other noninterest income. During periods of real estate development, interest on construction costs is capitalized if considered material by management.

Goodwill, Servicing Assets and Intangible Assets—Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred. Impairment would exist if the fair value of the reporting unit at the date of the test is less than the goodwill recorded on the financial statements. If an impairment of goodwill exists, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

The Company’s identified intangibles are core deposits, customer relationship intangibles and loan servicing assets and these intangibles are being amortized over their estimated useful lives. Our intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

Core deposit intangibles are amortized over a seven to ten-year period using an accelerated method in keeping with the anticipated benefits derived from those core deposits. Customer relationship intangibles are being amortized over a fifteen-year period on a straight-line basis.

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

Bank-owned life insurance—The Company has purchased life insurance policies on certain employees, which are carried on the consolidated balance sheet at their cash surrender value. Increases to the cash surrender value of the policies are recorded in noninterest income. Expenses related to life insurance policies are recorded in other noninterest expense.

Repossessed Real Estate and Other Assets—Real estate and other assets acquired through repossession or foreclosure are held for sale and are initially recorded at the fair value of the asset less any selling costs, establishing a new cost basis. Outstanding loan balances are reduced to reflect this value through charges to the allowance for possible credit losses. Subsequent to repossession or foreclosure, the asset is carried at the lower of its new cost basis or fair value, less estimated costs to sell. Subsequent adjustments to reflect changes in value below the recorded amounts are recognized in income in the period such determinations are assessed. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of these assets, net of related income and gains and losses on their disposition are included in other noninterest income or expense.

Other Assets—Included in other assets on the Company’s consolidated balance sheets are accrued interest receivables on loans and investments, prepaid expenses and other miscellaneous assets.

Repurchase Agreements—The Company utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate short‑term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Pledged securities are maintained with our safekeeping agent.

Derivative Financial Instruments—All derivatives are recorded at fair value on the balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements. Fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Company did not have derivative instruments that qualified for hedge accounting during the years ended December 31, 2017, 2016 or 2015, but it may in the future as circumstances arise. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.

The Company has outstanding interest rate swap contracts in which the Bank entered into an interest rate swap with a customer and entered into an offsetting interest rate swap with another financial institution at the same time. These interest rate swap contracts are not designated as hedging instruments. The objective of the transactions is to allow the Bank’s customers to effectively convert a variable rate loan to a fixed rate. See further discussion of the Company’s outstanding derivative instruments in Note 14.

Fair Value Measurements—Fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is estimated based upon models that primarily use, as inputs, observable market‑based parameters. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the entity’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

The Company has not elected to account for any financial assets or liabilities as trading instruments, which would require changes in market value on these instruments be recorded in the Company’s consolidated statements of income.

Treasury Stock—The Company has repurchased shares of its authorized and issued common stock which is now held in treasury pending use for general corporate purposes or retirement. In 2016 and 2015, 635,100 and 246,708 shares of stock were purchased at an average price of $17.56 and $17.60 per share, respectively. There were no shares of stock purchased during 2017.

Income Taxes—The Company prepares and reports income taxes on a consolidated basis. Income tax expense is recognized for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due, plus deferred taxes related primarily to differences between the book and tax basis of the allowance for possible credit losses, the amortization of identifiable intangibles and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. In addition, management does not believe there are any unrecorded deferred tax liabilities that are material to the financial statements.

During 2017, a comprehensive U.S. tax reform package, the Tax Cuts and Jobs Act, or Tax Act, was enacted which, among other things, lowered the corporate income tax rate from 35% to 21%. As a result, the Company remeasured its deferred tax assets and liabilities at December 31, 2017 for the change in rate. See Note 15.

The Company believes that all significant tax positions utilized by the Company will more likely than not be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2017 and 2016, management has determined there are no material uncertain tax positions.

Transfers of Financial Assets—Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

If a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset does not meet the conditions for sale treatment, or if a transfer of a portion of an entire financial interest does not meet the definition of a participating interest, the transferor and the transferee shall account for the transfer as a secured borrowing with pledge of collateral. The transferor shall continue to report the transferred financial assets in its financial statements with no change in their measurement.

The Company’s loan participations sold subject to this guidance which met the conditions to be treated as a sale were recorded as such. Any securities sold under agreements to repurchase that did not meet the criteria are included in securities available for sale and repurchase agreements in the Company’s consolidated balance sheets.

Stock‑Based Compensation—Stock-based compensation is recognized as compensation cost in the consolidated statements of income based on the fair value on the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. Compensation expense is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.

Interest Rate Risk—The Company is principally engaged in providing short‑term commercial loans with interest rates that fluctuate with various market indices and intermediate‑term, fixed rate real estate loans. These loans are primarily funded through short‑term demand deposits and longer‑term certificates of deposit with fixed rates. Deposits that are not utilized to fund loans are invested in federal funds or securities that meet the Company’s investment quality guidelines.

A portion of the Company’s investments that are available for sale have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the current economic environment. Reduced prepayments could extend the Company’s original anticipated holding period, or duration and thus increase interest rate risk over time, should market rates increase.

Comprehensive Income—Comprehensive income includes net income along with certain changes in assets and liabilities such as unrealized gains and losses on available for sale securities, which are reported as a separate component in the equity section of the consolidated balance sheets.

Accounting Standards Recently Adopted

The Jumpstart Our Business Startups, or JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, the Company decided not to take advantage of this provision. As a result, the Company will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Accounting Standards Update, or ASU, 2016‑05, Derivatives and Hedging (Topic 815:) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016‑05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016‑05 was effective on January 1, 2017 and it did not have a significant impact on the consolidated financial statements.

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

ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting. ASU 2016‑09 simplifies several aspects of the accounting for employee share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Per ASU 2016‑09: (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid‑in capital under current guidance; (ii) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (iii) cash paid by an employer when directly withholding shares for tax‑withholding purposes should be classified as a financing activity; and (iv) an entity can make an entity‑wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur.

Effective January 1, 2017, the Company adopted ASU 2016‑09. There was no material impact for the year ended December 31, 2017 and the Company does not expect a material impact in future periods. The Company prospectively applied the guidance for the presentation of excess tax benefits as an operating cash flow with no material impact for the year ended December 31, 2017. Finally, the Company elected to account for forfeitures as they occur.

ASU 2018-02, Income Statement Reporting – Reporting Comprehensive Income (Topic 220): Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from other comprehensive income to retained earnings for tax effects that would otherwise be “stranded” as a result of adjustments required due to the Tax Act. The Company implemented ASU 2018-02 effective December 31, 2017, in conjunction with the deferred tax asset and liability remeasurement required as a result of the Tax Act with no material impact for the year ended December 31, 2017.

Accounting Standards Not Yet Adopted

ASU 2014‑09, Revenue from Contracts with Customers (Topic 606): ASU 2014‑09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015‑14, which deferred the effective date of ASU 2014‑09 by one year to January 1, 2018.

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014‑09 and noninterest income. The Company adopted ASU 2014-09 effective January 1, 2018 with no significant impact to the Company’s consolidated financial statements.

ASU 2016‑01, Financial Instruments‑Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016‑01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available‑for‑sale investments.  The Company implemented ASU 2016-01 effective January 1, 2018 with no significant impact to the Company’s consolidated financial statements.

ASU 2016‑02, Leases (Topic 842): ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016‑02 does not significantly change lease accounting requirements applicable to lessors. Certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016‑02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016‑02 on the consolidated financial statements.

ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. ASU 2016‑13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016‑13 on the consolidated financial statements.

ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. The Company implemented ASU 2016‑15 effective January 1, 2018. The Company has elected to use the nature of distribution approach to determine the nature of distribution approach to determine whether income received from equity investments is operating or investing on the cash flow statement. Based on the previous nature of previous income streams from our equity investments, we expect these amounts will continue to be reported in operating on the cash flow statement and the other items in ASU 2016-15 will be considered if such items arise.

ASU 2016‑16, Income Taxes (Topic 740): Intra‑Entity Transfers of Assets Other Than Inventory. ASU 2016‑16 provides guidance stating that an entity should recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transfer occurs. The Company implemented ASU 2016‑16 effective January 1, 2018. As we have not historically transferred assets between entities, we expect no impact on the consolidated financial statements.

ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The Company implemented ASU 2016‑18 effective January 1, 2018. The only cash the Company has considered to be restricted is the amount of our Federal Bank reserves, which we had already included in cash and equivalents in the consolidated financial statements.

ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company implemented ASU 2017‑01 effective January 1, 2018 and will follow this guidance for any future acquisitions or dispositions.

ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017‑04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of this pronouncement.

ASU 2017‑09, Compensation—Stock Compensation (Topic 718): ASU 2017-09 provides guidance about which changes in terms or conditions of a share‑based award require application of modification accounting.  The Company implemented ASU 2017‑09 effective January 1, 2018 and will follow this guidance for any future modifications of share-based awards.

Cash Flow Reporting—Cash and cash equivalents include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. Generally, federal funds are sold for one‑day periods. Cash flows are reported net for loans, deposits and short-term borrowings.

Supplemental disclosures of cash flow information are as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$13,752	$11,390	$11,050
Cash paid for interest on deposits and repurchase agreements	7,701	7,051	6,452
Cash paid for interest on notes payable	1,078	1,063	758
Cash paid for interest on junior subordinated debt	315	258	220
Supplemental Disclosures of Non-cash Flow Information:
Dividends accrued for restricted stock	11	—	—
Real estate acquired through foreclosure	881	2,671	823

NOTE 2: MERGER ACTIVITY

MC Bancshares, Inc.

In February 2015, the Company completed its acquisition of MC Bancshares, Inc., or MCBI, including its subsidiary Memorial City Bank, a privately‑held bank holding company and bank located in Houston, Texas. The Company purchased all the outstanding shares of MCBI for $56.9 million in cash funded through a note payable in the amount of $31.0 million and a special distribution from the Bank in the amount of $25.0 million.

Expenditures related to the acquisition of MCBI totaled $1.4 million and are reported as a component of other noninterest expense the year ended December 31, 2015 in the accompanying consolidated statements of income.

NOTE 3: SECURITIES

The amortized cost and fair values of investments in securities at December 31, 2017 and 2016, are summarized in the following tables:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
Securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. Agency Securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

December 31, 2016
Securities available for sale:
State and municipal securities	$58,991	$638	$(650)	$58,979
U.S. Agency Securities:
Debt securities	20,795	—	(454)	20,341
Collateralized mortgage obligations	34,005	90	(325)	33,770
Mortgage-backed securities	92,489	516	(1,215)	91,790
Other securities	1,081	—	(17)	1,064
Total	$207,361	$1,244	$(2,661)	$205,944
Securities held to maturity:
Mortgage-backed securities	$34	$3	$—	$37

The amortized cost and estimated fair value of securities at December 31, 2017 and 2016, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
December 31, 2017
Amounts maturing in:
1 year or less	$6,203	$6,194	$—	$—
1 year through 5 years	26,811	26,635	—	—
5 years through 10 years	9,215	9,348	—	—
After 10 years	181,439	180,998	33	35
	$223,668	$223,175	$33	$35
December 31, 2016
Amounts maturing in:
1 year or less	$5,579	$5,570	$—	$—
1 year through 5 years	28,946	28,937	—	—
5 years through 10 years	20,834	20,880	—	—
After 10 years	152,002	150,557	34	37
	$207,361	$205,944	$34	$37

Securities with a carrying amount of approximately $6.1 million and $302,000 were sold during the years ended December 31, 2017 and 2016, respectively. Net gains of $27,000 and $28,000 were recognized, which is reflected in other noninterest income in the Company’s consolidated statements of income for the years ended December 31, 2017 and 2016, respectively. There were no security sales during the year ended December 31, 2015.

At December 31, 2017 and December 31, 2016, securities with a carrying amount of approximately $58.7 million and $54.0 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company held 106 and 121 securities at December 31, 2017 and December 31, 2016, respectively, that were in a gross unrealized loss position as illustrated in the table below. Management does not have the intent to sell any of the securities classified as available for sale in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any of these securities before a recovery of cost. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017 and 2016, management believes the impairments detailed in the table below are temporary and no impairment loss has been recorded in the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

Information pertaining to individual securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2017
Securities available for sale:
State and municipal securities	$2,494	$(3)	$6,516	$(115)
U.S. Agency Securities:
Debt securities	4,464	(55)	12,481	(315)
Collateralized mortgage obligations	44,116	(380)	9,938	(295)
Mortgage-backed securities	22,079	(123)	32,538	(743)
Other securities	—	—	1,087	(17)
	$73,153	$(561)	$62,560	$(1,485)
December 31, 2016
Securities available for sale:
State and municipal securities	$22,856	$(647)	$313	$(3)
U.S. Agency Securities:
Debt securities	18,341	(454)	—	—
Collateralized mortgage obligations	24,800	(325)	—	—
Mortgage-backed securities	67,500	(1,215)	—	—
Other securities	1,064	(17)	—	—
	$134,561	$(2,658)	$313	$(3)

NOTE 4: LOANS

Loans by portfolio segment, at December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	December 31, 2017		December 31, 2016
Commercial and industrial	$559,363	24.1%	$511,554	23.7%
Real estate:
Commercial real estate	738,293	31.9%	697,794	32.3%
Construction and development	449,211	19.4%	491,626	22.8%
1-4 family residential	258,584	11.2%	236,882	11.0%
Multi-family residential	220,305	9.5%	133,210	6.2%
Consumer	40,433	1.7%	39,694	1.8%
Agriculture	11,256	0.5%	11,106	0.5%
Other	40,344	1.7%	38,180	1.7%
Total gross loans	2,317,789	100.0%	2,160,046	100.0%
Less deferred loan fees	(4,555)		(4,321)
Less unearned discount on retained portion of loans sold	(230)		(227)
Less allowance for loan loss	(24,778)		(25,006)
Total loans, net	2,288,226		2,130,492
Less loans held for sale	1,460		613
Loans, net	$2,286,766		$2,129,879

Accrued interest receivable for loans is $6.1 million and $5.5 million at December 31, 2017 and 2016, respectively and is included in other assets in the consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the years ending December 31, 2017, 2016 and 2015, by loan class, are summarized as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
December 31, 2017
Commercial and industrial	$—	$23,000
Commercial real estate	12,885	20,505
Construction and development	5,606	2,562
	$18,491	$46,067
December 31, 2016
Commercial real estate	$—	$654
Construction and development	—	4,294
	$—	$4,948
December 31, 2015
Commercial and industrial	$1,674	$—
Construction and development	5,097	21,755
Loans to nondepository financial institutions	—	5,000
	$6,771	$26,755

Loans Guaranteed by the SBA

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $3.5 million and $3.6 million. Net gains recognized on sales of SBA loans were $149,000, $326,000 and $382,000 for the years ended December 31, 2017, 2016 and 2015 and are included in net gain on sales of assets in the consolidated income statements.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, at December 31, 2017 and 2016 were as follows:

	December 31,
(Dollars in thousands)	2017	2016
Commercial and industrial	$3,280	$2,318
Real estate:
Commercial real estate	3,216	2,118
Construction and development	252	458
1-4 family residential	898	1,302
Multi-family residential	—	7
Agriculture	—	36
Total	$7,646	$6,239

Interest income that would have been earned under the original terms of the nonaccrual loans was $402,000 $779,000 and $776,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is an aging analysis of the Company’s loans, segregated by loan class, as of December 31, 2017 and 2016:

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2017
Commercial and industrial	$943	$1,071	$2,535	$4,549	$554,814	$559,363	$—
Real estate:
Commercial real estate	337	841	1,866	3,044	735,249	738,293	—
Construction and development	400	—	—	400	448,811	449,211	—
1-4 family residential	807	—	143	950	257,634	258,584	—
Multi-family residential	—	—	—	—	220,305	220,305	—
Consumer	3	25	—	28	40,405	40,433	—
Agriculture	—	—	—	—	11,256	11,256	—
Other	—	—	—	—	40,344	40,344	—
Total loans	$2,490	$1,937	$4,544	$8,971	$2,308,818	$2,317,789	$—

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2016
Commercial and industrial	$378	$68	$2,273	$2,719	$508,835	$511,554	$—
Real estate:
Commercial real estate	352	75	1,865	2,292	695,502	697,794	—
Construction and development	19	—	—	19	491,607	491,626	—
1-4 family residential	377	688	757	1,822	235,060	236,882	—
Multi-family residential	—	—	—	—	133,210	133,210	—
Consumer	—	—	—	—	39,694	39,694	—
Agriculture	—	—	—	—	11,106	11,106	—
Other	3	2	—	5	38,175	38,180	—
Total loans	$1,129	$833	$4,895	$6,857	$2,153,189	$2,160,046	$—

Loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the years ending December 31, 2017 and 2016 and remain outstanding as of the end of those periods are as follows:

	During the Year Ended December 31, 2017
			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
Commercial and industrial	2	$1,178	$—	$—	$1,178	$—
Commercial real estate	4	970	146	667	157	—
Total	6	$2,148	$146	$667	$1,335	$—

	During the Year Ended December 31, 2016
			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
Commercial and industrial	6	$5,616	$—	$4,936	$680	$—
Commercial real estate	2	3,520	—	3,520	—	—
Other	2	8,213	—	8,213	—	—
Total	10	$17,349	$—	$16,669	$680	$—

The modifications primarily related to extending the amortization periods of the loans, converting the loans to interest only, or adjusting payment amounts for principal and interest. A significant portion of the loans modified as troubled debt restructurings by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring and as a result, the modifications did not impact the Company’s determination of the allowance for loan losses. At December 31, 2017 and 2016, the Company had no commitments to loan additional funds to borrowers whose loans are modified as troubled debt restructuring. Subsequent to December 31, 2017, the Company extended a line of credit of $7.5 million to a loan restructured in 2016, which is performing according to the terms of that restructuring. The recorded investment in loans that were restructured and outstanding as of December 31, 2017 and 2016, was $18.2 million and $25.5 million, respectively.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

For purposes of determining the allowance for loan losses, the Company considers the loans in its portfolio by segment, class and risk grade. Management uses judgment to determine the estimation method that fits the credit risk characteristics of each portfolio segment or class. To facilitate the assessment of risk, management reviews reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company utilizes an independent third-party loan review service to review the credit risk assigned to loans on a periodic basis and the results are presented to management for review.

The following tables present a detail of the activity in the allowance for loan losses segregated by loan class for the years ended December 31, 2017, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2016
Beginning balance	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315
Provision (recapture) for loan loss	5,537	4,193	94	(1,012)	154	222	227	(4,840)	4,575
Charge-offs	(4,884)	(589)	—	(3)	—	(277)	(267)	(59)	(6,079)
Recoveries	1,010	108	—	6	—	45	26	—	1,195
Net (charge-offs) recoveries	(3,874)	(481)	—	3	—	(232)	(241)	(59)	(4,884)
Ending balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Period-end amount allocated to:
Specific reserve	$462	$206	$—	$—	$—	$—	$—	$—	$668
General reserve	5,947	10,564	4,598	1,286	916	353	79	595	24,338
Total	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2015
Beginning balance	$7,160	$6,985	$2,991	$1,843	$500	$423	$118	$4,932	$24,952
Provision (recapture) for loan loss	4,272	(189)	1,513	573	262	(18)	(25)	562	6,950
Charge-offs	(7,210)	(27)	—	(263)	—	(102)	—	—	(7,602)
Recoveries	524	289	—	142	—	60	—	—	1,015
Net (charge-offs) recoveries	(6,686)	262	—	(121)	—	(42)	—	—	(6,587)
Ending balance	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315
Period-end amount allocated to:
Specific reserve	$357	$—	$26	$—	$—	$6	$—	$—	$389
General reserve	4,389	7,058	4,478	2,295	762	357	93	5,494	24,926
Total	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315

In addition to the amounts indicated in the table above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $366,000 recorded in other liabilities as of December 31, 2017 and 2016, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades used as of December 31, 2017 and 2016.

Pass—Credits in this category are considered “pass” which indicates prudent underwriting and a normal amount of risk. The range of risk within these credits can vary from little to no risk with cash securing a credit, to a level of risk that requires a strong secondary source of repayment on the debt. Pass credits with a higher level of risk may be to borrowers that are higher leveraged, less well capitalized or in an industry or economic area that is known to carry a higher level of risk, volatility, or susceptibility to weaknesses in the economy. This higher risk grade may be assigned due to out of date credit information, as well as collateral information, which may need to be updated for current market value in order to allow a credit quality analysis of the credit.

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

Doubtful—Credits in this category are considered “doubtful” in accordance with regulatory guidelines, are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near‑term event which lacks certainty. Generally, these credits will have a valuation allowance based upon management’s best estimate of the losses probable to occur in the liquidation of the debt.

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

The following tables present loans by risk grades and loan class at December 31, 2017 and 2016. The Company had no loans graded Loss or Doubtful at December 31, 2017 and 2016.

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agriculture	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total loans	$2,255,908	$19,571	$42,310	$2,317,789

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2016
Commercial and industrial	$483,399	$2,207	$25,948	$511,554
Real estate:
Commercial real estate	674,445	7,731	15,618	697,794
Construction and development	485,823	933	4,870	491,626
1-4 family residential	234,473	797	1,612	236,882
Multi-family residential	125,553	7,650	7	133,210
Consumer	39,684	10	—	39,694
Agriculture	11,033	—	73	11,106
Other	29,335	—	8,845	38,180
Total loans	$2,083,745	$19,328	$56,973	$2,160,046

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of December 31, 2017 and 2016, by loan class and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2017
Commercial and industrial	$11,921	$6,100	$1,192	$7,292	$852	$12,090
Real estate:
Commercial real estate	9,646	8,626	667	9,293	64	9,438
Construction and development	296	251	—	251	—	323
1-4 family residential	5,003	3,050	1,874	4,924	119	3,369
Multi-family residential	—	—	—	—	—	2
Consumer	—	—	—	—	—	21
Agriculture	—	—	—	—	—	1
Other	7,152	7,152	—	7,152	—	7,616
Total loans	$34,018	$25,179	$3,733	$28,912	$1,035	$32,860

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2016
Commercial and industrial	$16,483	$8,088	$4,227	$12,315	$462	$15,550
Real estate:
Commercial real estate	6,454	4,398	1,866	6,264	206	5,903
Construction and development	506	476	—	476	—	754
1-4 family residential	1,781	1,712	—	1,712	—	1,403
Multi-family residential	13	7	—	7	—	10
Consumer	—	—	—	—	—	8
Agriculture	307	36	—	36	—	34
Other	8,849	8,845	—	8,845	—	5,540
Total loans	$34,393	$23,562	$6,093	$29,655	$668	$29,202

Interest income earned on impaired loans was $1.1 million, $648,000 and $201,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s recorded investment in loans as of December 31, 2017 and 2016 by loan class and the basis of the Company’s impairment methodology is as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Loans individually evaluated for impairment	$7,292	$9,293	$251	$4,924	$—	$—	$—	$7,152	$28,912
Loans collectively evaluated for impairment	552,071	729,000	448,960	253,660	220,305	40,433	11,256	33,192	2,288,877
Total	$559,363	$738,293	$449,211	$258,584	$220,305	$40,433	$11,256	$40,344	$2,317,789
December 31, 2016
Loans individually evaluated for impairment	$12,315	$6,264	$476	$1,712	$7	$—	$36	$8,845	$29,655
Loans collectively evaluated for impairment	499,239	691,530	491,150	235,170	133,203	39,694	11,070	29,335	2,130,391
Total	$511,554	$697,794	$491,626	$236,882	$133,210	$39,694	$11,106	$38,180	$2,160,046

An impairment analysis is performed for all loans graded substandard and placed on nonaccrual status. If management determines a loan is impaired, the loan is written down to its estimated realizable value through a charge to the allowance for loan losses. At December 31, 2017 and 2016, the allowance allocated to specific reserves for loans individually evaluated for impairment was $1.0 million and $668,000, respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016, are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Land	$13,466	$14,686
Buildings and leasehold improvements	51,664	52,230
Furniture and equipment	14,887	14,814
Vehicles	202	202
Construction in progress	—	144
	80,219	82,076
Less accumulated depreciation and amortization	(26,612)	(24,562)
Premises and equipment, net	$53,607	$57,514

Depreciation expense was $3.4 million, $3.3 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in net occupancy expense on the Company’s consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $742,000, $1.3 million and $20,000 for the years ended December 31, 2017, 2016 and 2015, respectively were recognized and are included in net gain on sale of assets in the consolidated statements of income. See Net Gains on Sales of Premises and Equipment below.

Net Gains on Sales of Premises and Equipment

In September 2017, the Bank completed the sale of its branch located in Huffman, Texas, referred to as the Huffman Branch. Pursuant to a purchase and assumption agreement, the Bank sold premises and equipment and other assets associated with the Huffman Branch valued at approximately $1.4 million and the purchaser assumed approximately $15.0 million in deposits at the Huffman Branch. We recorded a gain of $28,000 as a result of this sale, which is included in net gain on sale of assets in the consolidated statements of income.

In September 2017, we sold the real estate associated with our Deweyville, Texas branch, referred to as the Deweyville Branch. We completed the closing of the Deweyville Branch in December 2017 and the $4.7 million of deposits and $50,000 of loans at the Deweyville Branch were transferred to one of our other nearby branch locations. We recorded a gain of $97,000 as a result of this sale, which is included in net gain on sale of assets in the consolidated statements of income.

In September 2017, we recorded a gain of $554,000 due to settlement of a legal matter related to one of our branches, which is included in net gain on sale of assets in the consolidated statements of income.

During 2016, the Company sold its Washington branch land and building in Houston, Texas and leased space from the owner for the retail branch operations for a ten-year period. The Company determined it has no continuing involvement with the property other than a normal leaseback and therefore the transaction qualified as a sale. The land had a cost of $1.0 million and the building had a net book value of $963,000 at time of sale. A gain of $1.5 million was recorded on the sale and included in net gain on sale of assets on the consolidated statement of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and there have been no changes in goodwill during the years ended December 31, 2017 and 2016. The Company’s other intangibles are being amortized over their estimated useful lives of seven to twenty years. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at December 31, 2017 or 2016.

Other intangibles assets at December 31, 2017 and 2016 are as follows:
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
December 31, 2017
Other intangible assets, net
Core deposits	6.2 years	$13,750	$(12,051)	$1,699
Customer relationships	11.0 years	6,629	(1,767)	4,862
Servicing assets	17.3 years	321	(112)	209
Total other intangible assets, net		$20,700	$(13,930)	$6,770
December 31, 2016
Other intangible assets, net
Core deposits	7.1 years	$13,750	$(11,448)	$2,302
Customer relationships	12.0 years	6,629	(1,326)	5,303
Servicing assets	16.8 years	263	(77)	186
Total other intangible assets, net		$20,642	$(12,851)	$7,791

Servicing Assets

A summary of the changes in the servicing assets is as follows:

	Year Ended
	December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$186	$136
Increase from loan sales	58	80
Amortization charges	(35)	(30)
Balance at end of period	$209	$186

Estimated future amortization for core deposits and customer relationship intangible assets were as follows at December 31, 2017:

(Dollars in thousands)	December 31, 2017
2018	$952
2019	860
2020	768
2021	675
2022	584
Thereafter	2,722
Total	$6,561

NOTE 9: BANK OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during December 31, 2017, 2016 and 2015 are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of year	$51,430	$50,441	$34,084
Purchases	15,000	—	15,000
Redemptions	—	(367)	—
Earnings, net	1,580	1,356	1,357
Balance at end of year	$68,010	$51,430	$50,441

NOTE 10: DEPOSITS

Deposits at December 31, 2017 and 2016 are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Interest-bearing demand accounts	$363,015	$359,560
Money market accounts	702,299	731,942
Saving accounts	95,842	85,927
Certificates and other time deposits, $100,000 or greater	172,469	179,621
Certificates and other time deposits, less than $100,000	159,558	158,285
Total interest-bearing deposits	1,493,183	1,515,335
Noninterest-bearing deposits	1,109,789	1,025,425
Total deposits	$2,602,972	$2,540,760

At December 31, 2017, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)	December 31, 2017
Three months or less	$63,482
Over three months through six months	57,471
Over six months through 12 months	84,476
Over 12 months through three years	102,864
Over three years	23,734
Total	$332,027

At December 31, 2017 and 2016, the Company had $45.3 million and $49.2 million in deposits from public entities and brokered deposits of $88.3 million and $81.4 million, respectively. The Company had no major concentrations of deposits at December 31, 2017 or 2016 from any single or related groups of depositors.

NOTE 11: NOTE PAYABLE AND LINES OF CREDIT

Note Payable

In conjunction with the acquisition of MCBI, the Company entered into a loan agreement on February 1, 2015 for $31.0 million. On November 13, 2017, we paid the then remaining outstanding balance in full. Interest paid was $1.1 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

Frost Line of Credit

On December 13, 2017, the Company entered into a loan agreement, or the Loan Agreement, with Frost Bank, or the Lender, which provides for a $30.0 million revolving line of credit, or the Line of Credit. The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Loan Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” “U.S.” prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest shall be payable in full on December 13, 2023.

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

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $240 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2017.

As of December 31, 2017, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to December 31, 2017.

Additional Lines of Credit

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of December 31, 2017 and 2016, total borrowing capacity of $793.3 million and $767.8 million, respectively, was available under this arrangement. As of December 31, 2017 and 2016, there were no outstanding borrowings on this line and the Company did not draw on this line during these periods.

As of December 31, 2017 and 2016, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2017 and 2016.

NOTE 12: JUNIOR SUBORDINATED DEBT

Crosby Statutory Trust I

Prior to being acquired in 2008 by the Company, Crosby Bancshares, Inc. received proceeds of junior subordinated debt held by a trust that is funded by common securities purchased by Crosby Bancshares, Inc. and trust preferred securities in the amount of $5.0 million that are held by other investors. Funds raised by the trust totaling $5.2 million were loaned to Crosby Bancshares, Inc. in the form of junior subordinated debt. This debt was assumed by the Company at the date of acquisition. This debt is generally subordinated to other debt and deposits reflected on the consolidated balance sheets. The subordinated debt securities have a due date of December 15, 2035 and interest is payable quarterly.

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe, or LIBOR, plus 1.44%, reset quarterly, which was 3.03% at December 31, 2017 and 2.40% at December 31, 2016. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

County Bancshares Trust I

Prior to being acquired in 2007 by the Company, County Bancshares, Inc. received proceeds of junior subordinated debt held by a trust that is funded by common securities, all of which were purchased by County Bancshares, Inc. and trust preferred securities in the amount of $5.5 million that are held by other investors. Funds raised by the trust totaling $5.7 million were loaned to County Bancshares, Inc. in the form of junior subordinated debt. This debt was transferred to the Company at the date of acquisition. In 2015, the Company purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million. This debt is generally subordinated to other debt and deposits reflected on the consolidated balance sheets presented. The subordinated debt securities have a due date of April 7, 2035 and interest is payable quarterly.

The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 3.36% at December 31, 2017 and 2.88% at December 31, 2016. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

NOTE 13: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through its Bank subsidiary, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $205.8 million and $142.5 million in loans to related parties at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

For the years ended December 31, 2017, 2016 and 2015, loans to related parties are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$142,516	$136,514
New loans	108,698	81,302
Repayments	(45,446)	(75,300)
Balance at end of year	$205,768	$142,516

Unfunded Commitments—At December 31, 2017 and 2016, the Company had approximately $69.7 million and $48.6 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $224.4 million and $254.7 million at December 31, 2017 and 2016, respectively.

Advertising—The Company incurred advertising expenses of approximately $192,000 and $94,000 for the years ended December 31, 2017 and 2016, respectively, to a vendor that is solely owned by a director of the Company.

NOTE 14: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF‑BALANCE‑SHEET RISK

Unfunded Loan Commitments

The Company is party to various financial instruments with off‑balance‑sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process, commercial lines of credit, overdraft protection lines and standby letters of credit at both fixed and variable rates of interest. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making these commitments and conditional obligations as it does for on‑balance‑sheet instruments. The Company evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

The following is a summary of the various financial instruments whose contract amounts represent credit risk at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Commitments to extend credit, variable	$626,441	$493,740
Commitments to extend credit, fixed	61,608	113,719
	$688,049	$607,459

Standby letters of credit	$28,977	$26,682

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to our customers.

Derivative Financial Instruments

The Company has outstanding interest rate swap contracts in which the Bank entered into an interest rate swap with a customer and entered into an offsetting interest rate swap with another financial institution at the same time. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk of the Bank. The objective of the transactions is to allow the Bank’s customers to effectively convert a variable rate loan to a fixed rate.

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2017 and 2016, no such deterioration was determined by management.

At December 31, 2017 and 2016, the Company had 14 and 11 interest rate swap agreements outstanding with borrowers, respectively, with a corresponding number outstanding with correspondent financial institutions. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. The tables below set forth a summary of the derivative instruments outstanding as of December 31, 2017 and 2016.

		Notional	Fair			Weighted-Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2017
Interest rate swaps with customers	Other Assets	$25,882	$340	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Interest rate swaps with financial institution	Other Assets	16,579	426	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with customers	Other Liabilities	16,579	(426)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	7.83 years
Interest rate swaps with financial institution	Other Liabilities	25,882	(340)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	8.12 years
Total derivatives not designated as hedging instruments		$84,922	$—

		Notional	Fair			Weighted-Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2016
Interest rate swaps with customers	Other Assets	$13,637	$430	5.10% - 7.25%	LIBOR 1M + 2.50% - 3.25%	6.60 years
Interest rate swaps with financial institution	Other Assets	14,399	350	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	9.45 years
Interest rate swaps with customers	Other Liabilities	14,399	(350)	4.00% - 4.75%	LIBOR 1M + 2.50% - 3.00%	6.60 years
Interest rate swaps with financial institution	Other Liabilities	13,637	(430)	5.10% - 7.25%	LIBOR 1M + 2.50% - 3.25%	9.45 years
Total derivatives not designated as hedging instruments		$56,072	$—

Repurchase Agreements

At December 31, 2017 and 2016, the Company had outstanding funds amounting to $1.5 million and $2.3 million respectively, received from the sale of securities that were sold under agreements to repurchase. Securities subject to the transfer of ownership under the repurchase agreements are included in pledged securities and the carrying value of these securities is disclosed in Note 3. The Company transacts these repurchase agreements with its customers and pays interest rates on these funds according to the terms of each repurchase agreement.

Contingent Liabilities

The Company is committed to contribute capital into two private investment funds and a limited partnership under the SBIC program of the SBA. At December 31, 2017 and 2016, the Company had $3.8 million and $4.0 million, respectively, in outstanding unfunded commitments to these funds which are subject to call. Cumulative capital contributions to these funds of $1.6 million and $1.5 million are included in other investments in the Company’s consolidated balance sheets at December 31, 2017 and 2016, respectively.

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

Lease Commitments

Pursuant to the terms of non‑cancelable lease agreements in effect at December 31, 2017, future minimum rent commitments under various leases are as follows:

(Dollars in thousands)	December 31, 2017
2018	$1,573
2019	1,409
2020	1,394
2021	1,462
2022	1,513
Thereafter	10,833
Total	$18,184

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases of premises and equipment was $1.8 million, $2.9 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively and is reflected in net occupancy expense on the consolidated statements of income. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

NOTE 15: INCOME TAXES

The components of the provision for income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current federal income tax	$13,364	$11,269	$12,353
Current state income tax	157	140	102
Deferred income tax	2,932	601	(1,664)
Total income tax expense	$16,453	$12,010	$10,791

Income tax expense for the years ended December 31, 2017, 2016 and 2015 differs from the applicable statutory rate of 35% as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Tax expense calculated at statutory rate	$15,408	$13,726	$12,225
Increase (decrease) resulting from:
State income tax	102	140	102
Tax exempt interest income	(1,504)	(1,585)	(1,349)
Life insurance	(553)	(485)	(464)
Impact of tax law rate change	3,857	—	—
Other	(857)	214	277
Total income tax expense	$16,453	$12,010	$10,791
Effective tax rate	37.4%	30.7%	30.9%

The Tax Cuts and Jobs Act of 2017 was enacted December 22, 2017 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%. Based upon this tax law enactment, the Company analyzed and remeasured its deferred tax positions to the new tax rate and recorded a $3.9 million adjustment to income tax expense in the consolidated income statement for the year ended December 31, 2017. While the Company believes its analysis to be complete, it will continue to evaluate the tax reform impacts noting that the ultimate impact of tax reform may differ from the amounts recorded due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued.

Deferred income taxes are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The components of the net deferred tax asset at December 31, 2017 and 2016 are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for possible credit losses	$5,203	$8,752
Compensation related	2,228	1,334
Deferred loan origination fees and loan costs	988	1,512
Loan related	423	1,037
Unrealized loss on securities available for sale	103	496
Other	215	788
Total deferred tax assets	9,160	13,919
Deferred tax liabilities:
Accumulated depreciation	(1,228)	(2,205)
Compensation 481(a) adjustment	(713)	—
Core deposit intangibles	(1,378)	(2,662)
Other	(61)	(21)
Total deferred tax liabilities	(3,380)	(4,888)
Net Deferred Tax Asset	$5,780	$9,031

With its acquisition of MCBI in 2015, the Company had approximately $1.5 million tax‑effected federal net operating loss carryforwards. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. The net operating loss carryforwards were fully utilized during the year ended December 31, 2017.

As of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2013 forward for the State of Texas and from the year 2014 forward for federal. When necessary, the Company would include interest expense assessed by taxing authorities in interest expense and penalties related to income taxes in other expense on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2017, 2016 and 2015.

NOTE 16: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan in which substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution. The Company, also at its discretion, may make additional contributions during the Plan year. During the years ended December 31, 2017 and 2016, the Company contributed $1.7 million and $1.7 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which the executive is eligible for performance based incentive bonus compensation. As part of this compensation arrangement, the Company will contribute one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided the Plan’s vesting arrangements have been met. At December 31, 2017 and 2016, the amount payable, including interest, for this deferred plan was approximately $2.4 million and $2.0 million, respectively and is included in other liabilities in the consolidated balance sheets.

Salary Continuation Agreement

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was approximately $503,000 and $583,000 at December 31, 2017 and 2016, respectively, determined using discounted cash flows and is included in other liabilities in the consolidated balance sheets.

On October 28, 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was approximately $32,000 at December 31, 2017, determined using discounted cash flows and is included in other liabilities in the consolidated balance sheets.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if we terminate the executive without “cause” or the executive resigns with “good reason” (as those terms and benefits are defined in the agreements). In addition, upon a “change of control” (as that term is defined in the agreements), these employees, in accordance with the terms of their respective agreements, will be entitled to an aggregate amount of approximately $2.2 million. No compensation has been recorded to date as a change of control condition is not deemed probable.

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. Under their respective agreements, upon a “change of control” of the Company (as that term is defined in the agreements) or an “involuntary termination” (as that term is defined in the agreements), each of these employees will be entitled to receive an amount equal to two times the sum of (i) base salary plus (ii) the average bonus paid to the officer during the three years preceding the “change of control” or “involuntary termination”, as applicable. The Company’s initial public offering completed November 10, 2017 triggered the change of control provisions of these agreement and we will pay these employees in the first quarter of 2018.  At December 31, 2017, the amount payable, including interest, for this deferred plan was an aggregate amount of $2.5 million and is included in other liabilities in the consolidated balance sheets.

NOTE 17: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. in 2006. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. No options were granted under this plan after October 24, 2016.

The Company also acquired a stock option plan that originated in May 2011 under VB Texas, Inc., or the 2011 Plan. At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. On August 7, 2017, the Board of Directors of the Company terminated the 2011 Plan. At the date of termination, there were no options outstanding under this plan.

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the grant. At December 31, 2017, 959,200 shares were available for future grant under the 2014 Plan.

On September 13, 2017, the Company’s shareholders approved the Company’s 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, restricted stock awards as well as various other stock-based awards to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At December 31, 2017, 387,420 shares were available for future grant under the 2017 Plan.

The following table summarizes activity under the stock option plans for the years ended December 31, 2017 and 2016 and the balances as of those dates:

	December 31,
	2017		2016
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
(Dollars in thousands, except per share data)	Options	Price	Options	Price
Options outstanding at beginning of period	248,314	$12.80	647,074	$10.99
Granted	80,000	$21.00	—	$—
Forfeited	(56,832)	$10.14	(5,062)	$9.85
Exercised	(11,160)	$10.47	(393,698)	$9.87
Options outstanding at end of period	260,322	$16.00	248,314	$12.80

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model. The following assumptions were used for the 2017 and 2015 grants.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2015
Dividend yield	0.95%	1.19%
Expected volatility	35.97%	8.96%
Risk free interest rate	2.42%	2.05%
Expected life in years	6.0	6.0

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Expected volatility is based on the volatility of certain comparable public company peers. The risk‑free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected life is based on the ten-year option expiration term or historical exercise experience.

	December 31, 2017
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	127,122	133,200	260,322
Weighted-average exercise price per share	$12.49	$19.36	$16.00
Aggregate intrinsic value (in thousands)	$2,183	$1,372	$3,555
Weighted-average contractual term (years)	4.5	8.6	6.6

The intrinsic value at exercise date for of options exercised during the years ended December 31, 2017, 2016 and 2015 was $118,000, $2.8 million and $160,000, respectively.

In November 2017, we granted 212,580 shares of restricted stock under the 2017 Plan to our directors, executive officers and certain key employees. The restricted stock grants to our directors will vest over the service period in equal increments over a two-year vesting period and the grants to our executive officers and employees vest in equal increments on an annual basis over a five‑year period. The market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock.

	December 31, 2017
Restricted stock	Exercisable	Unvested	Outstanding
Number of shares underlying restricted stock	—	212,580	212,580
Weighted-average grant date fair value per share	$—	$27.27	$27.27
Aggregate grant date fair value (in thousands)	$—	$5,797	$5,797
Weighted-average contractual term (years)	—	4.4	4.4

The shares of the restricted stock are fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock vests and any dividends with respect to the restricted stock are subject to the same restrictions, including the risk of forfeiture. At December 31, 2017, $11,000 was accrued for dividends payable to restricted stock holders. These dividends will be paid upon vesting of the restricted stock.

Stock-based compensation is recognized as compensation cost in the consolidated income statements based on the fair value on the date of grant over the required service period, generally defined as the vesting period. For the years ended December 31, 2017, 2016 and 2015, stock compensation expense was $329,000, $43,000 and $12,000, respectively.

As of December 31, 2017, there was approximately $6.2 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.1 years.

NOTE 18: REGULATORY MATTERS

Regulatory Capital

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off‑balance‑sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Company and Bank’s Common Equity Tier 1 capital includes common stock and related capital surplus, net of treasury stock and retained earnings. In connection with the adoption of the Basel III Capital Rules, the Company and Bank elected to opt‑out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

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

The following table presents actual and required capital ratios as of December 31, 2017 and 2016 for the Company and Bank under the Basel III Capital Rules:

			Minimum		Minimum
			Capital		Capital
			Required-Basel		Required-Basel		Required to be
			III Phase-in		III Fully		Considered Well
	Actual		Schedule		Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$361,322	14.2%	$114,628	4.5%	$178,310	7.0%	$165,573	6.5%
Bank Only	$322,414	12.7%	$114,252	4.5%	$178,150	7.0%	$165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$367,722	14.4%	$152,837	6.0%	$216,519	8.5%	$203,782	8.0%
Bank Only	$322,414	12.7%	$152,700	6.0%	$216,325	8.5%	$203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$392,878	15.4%	$203,782	8.0%	$267,464	10.5%	$254,728	10.0%
Bank Only	$347,569	13.7%	$203,600	8.0%	$267,726	10.5%	$254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$367,722	12.3%	$119,769	4.0%	$119,769	4.0%	$149,712	5.0%
Bank Only	$322,414	10.8%	$119,403	4.0%	$119,403	4.0%	$149,253	5.0%
December 31, 2016
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$274,516	11.5%	$107,272	4.5%	$166,867	7.0%	$154,948	6.5%
Bank Only	$304,058	12.8%	$107,209	4.5%	$166,770	7.0%	$154,844	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$280,916	11.8%	$143,029	6.0%	$202,624	8.5%	$190,705	8.0%
Bank Only	$304,058	12.8%	$142,946	6.0%	$202,507	8.5%	$190,594	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$306,287	12.9%	$190,705	8.0%	$250,300	10.5%	$238,381	10.0%
Bank Only	$329,428	13.8%	$190,594	8.0%	$250,155	10.5%	$238,243	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$280,916	9.8%	$114,872	4.0%	$114,872	4.0%	$143,590	5.0%
Bank Only	$304,058	10.6%	$114,872	4.0%	$114,872	4.0%	$143,590	5.0%

Management believes that, as of December 31, 2017 and 2016, the Company and its bank subsidiary, CommunityBank of Texas, National Association, were “well capitalized” based on the ratios presented above.

The Company and Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2017 and 2016, that the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTE 19: FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

In estimating fair value, we use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Such valuation techniques are consistently applied.

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

Valuation inputs are categorized in a three-level hierarchy, from highest to lowest level of observable inputs. The highest level of inputs are prices in active markets for identical assets or liabilities and the lowest level of inputs are unobservable inputs. The fair value hierarchy is as follows:

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

During the years ended December 31, 2017 and 2016, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use observable market‑based parameters as inputs. Valuation adjustments may be made to ensure that assets and liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

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

Financial Instruments Recorded at Fair Value

Assets and liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things. The other securities in the table below are mutual funds and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

Interest Rate Swaps with Customers:  For interest rate swaps with customers classified as Level 2, the Company obtains fair value measurements from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs.

Interest Rate Swaps with Financial Institutions:  For interest rate swaps with financial institutions classified as Level 2, the Company obtains fair value measurements from an independent pricing service, which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
	Level 1	Level 2	Level 3
(Dollars in thousands)	Inputs	Inputs	Inputs	Total
Financial assets:
Securities available for sale
State and municipal securities	$—	$61,916	$—	$61,916
U.S. Agency Securities:
Debt securities	—	16,945	—	16,945
Collateralized mortgage obligations	—	61,253	—	61,253
Mortgage-backed securities	—	81,974	—	81,974
Other securities	1,087	—	—	1,087
Interest rate swaps with customers	—	340	—	340
Interest rate swaps with financial institutions	—	426	—	426
Total financial assets	$1,087	$222,854	$—	$223,941
Financial liabilities:
Interest rate swaps with customers	$—	$426	$—	$426
Interest rate swaps with financial institutions	—	340	—	340
Total financial liabilities	$—	$766	$—	$766

	December 31, 2016
	Level 1	Level 2	Level 3
(Dollars in thousands)	Inputs	Inputs	Inputs	Total
Financial assets:
Securities available for sale
State and municipal securities	$—	$58,979	$—	$58,979
U.S. Agency Securities:
Debt securities	—	20,341	—	20,341
Collateralized mortgage obligations	—	33,770	—	33,770
Mortgage-backed securities	—	91,790	—	91,790
Other securities	1,064	—	—	1,064
Interest rate swaps with customers	—	430	—	430
Interest rate swaps with financial institutions	—	350	—	350
Total financial assets	$1,064	$205,660	$—	$206,724
Financial liabilities:
Interest rate swaps with customers	$—	$350	$—	$350
Interest rate swaps with financial institutions	—	430	—	430
Total financial liabilities	$—	$780	$—	$780

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis as they are subject to fair value adjustments in certain circumstances, such as evidence of impairment. Financial assets measured at fair value on a non‑recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral, if repayment is expected solely from the collateral. Repossessed real estate and other assets as well as collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non‑real estate collateral such as inventory, accounts receivable, equipment or other business assets.

The tables below outline certain assets measured at fair value on a non‑recurring basis at December 31, 2017 and 2016.

	December 31, 2017
	Level 1	Level 2	Level 3
(Dollars in thousands)	Inputs	Inputs	Inputs	Total
Impaired loans:
Commercial and industrial	$—	$—	$340	$340
Commercial real estate	—	—	603	603
1-4 family residential	—	—	1,755	1,755
Total impaired loans	$—	$—	$2,698	$2,698

	December 31, 2016
	Level 1	Level 2	Level 3
(Dollars in thousands)	Inputs	Inputs	Inputs	Total
Impaired loans:
Commercial and industrial	$—	$—	$3,765	$3,765
Commercial real estate	—	—	1,660	1,660
Total impaired loans	$—	$—	$5,425	$5,425

Non‑Financial Assets and Non‑Financial Liabilities

The Company does not have any non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment. Non‑financial assets measured at fair value on a non‑recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge‑off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write‑down included in other noninterest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the year ended December 31, 2017 and 2016, we used Level 2 inputs for our fair value measurements for foreclosed assets.

The following table presents foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$881	$2,018
Charge-offs recognized in the allowance for loan losses	—	(47)
Fair value	$881	$1,971
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$227	$630
Write-downs included in other noninterest expense	(51)	(65)
Fair value	$176	$565

Fair Value Disclosure for all Financial Instruments

The Company is required to disclose the fair value of all financial instruments, including those financial assets and financial liabilities not recorded at fair value in its consolidated balance sheets, for which it is practicable to estimate fair value. The tables below summarize the fair market values of all financial instruments of the Company at December 31, 2017 and 2016, followed by methods and assumptions that were used by the Company in estimating their fair value.

	Level 1	Level 2	Level 3	Total	Carrying
(Dollars in thousands)	Inputs	Inputs	Inputs	Fair Value	Amount
December 31, 2017
Financial assets:
Cash and due from banks	$59,255	$—	$—	$59,255	$59,255
Interest bearing deposits in banks	266,944	—	—	266,944	266,944
Time deposits in other banks	—	600	—	600	600
Securities available for sale	—	222,088	—	222,088	222,088
Other securities	1,087	—	—	1,087	1,087
Securities held to maturity	—	35	—	35	33
Other investments	—	—	12,226	12,226	12,226
Loans, including held for sale, net	—	—	2,299,742	2,299,742	2,288,226
Bank-owned life insurance	—	68,010	—	68,010	68,010
Servicing asset	—	209	—	209	209
Accrued interest receivable	—	7,429	—	7,429	7,429
Interest rate swaps with customers	—	340	—	340	340
Interest rate swaps with financial institutions	—	426	—	426	426
Total financial assets	$327,286	$299,137	$2,311,968	$2,938,391	$2,926,873
Financial liabilities:
Noninterest-bearing deposits	$1,109,789	$—	$—	$1,109,789	$1,109,789
Interest-bearing deposits	—	1,437,013	—	1,437,013	1,493,183
Repurchase agreements	—	1,525	—	1,525	1,525
Junior subordinated debt	—	6,726	—	6,726	6,726
Accrued interest payable	—	374	—	374	374
Interest rate swaps with customers	—	426	—	426	426
Interest rate swaps with financial institutions	—	340	—	340	340
Total financial liabilities	$1,109,789	$1,446,404	$—	$2,556,193	$2,612,363

	Level 1	Level 2	Level 3	Total	Carrying
(Dollars in thousands)	Inputs	Inputs	Inputs	Fair Value	Amount
December 31, 2016
Financial assets:
Cash and due from banks	$53,000	$—	$—	$53,000	$53,000
Interest bearing deposits in banks	329,103	—	—	329,103	329,103
Time deposits in other banks	—	600	—	600	600
Securities available for sale	—	204,880	—	204,880	204,880
Other securities	1,064	—	—	1,064	1,064
Securities held to maturity	—	37	—	37	34
Other investments	—	—	12,063	12,063	12,063
Loans, including held for sale, net	—	—	2,139,645	2,139,645	2,130,492
Bank-owned life insurance	—	51,430	—	51,430	51,430
Servicing asset	—	186	—	186	186
Accrued interest receivable	—	6,674	—	6,674	6,674
Interest rate swaps with customers	—	430	—	430	430
Interest rate swaps with financial institutions	—	350	—	350	350
Total financial assets	$383,167	$264,587	$2,151,708	$2,799,462	$2,790,306
Financial liabilities:
Noninterest-bearing deposits	$1,025,425	$—	$—	$1,025,425	$1,025,425
Interest-bearing deposits	—	1,451,512	—	1,451,512	1,515,335
Repurchase agreements	—	2,342	—	2,342	2,343
Junior subordinated debt	—	6,726	—	6,726	6,726
Note payable	—	27,679	—	27,679	27,679
Accrued interest payable	—	582	—	582	582
Interest rate swaps with customers	—	350	—	350	350
Interest rate swaps with financial institutions	—	430	—	430	430
Total financial liabilities	$1,025,425	$1,489,621	$—	$2,515,046	$2,578,870

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

Loans—Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by segment such as real estate, commercial and agricultural, consumer and other loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. Discount rates ranged from 2.30% to 16.50%. These rates reflect the rate environment for repricing the respective category of loans at December 31, 2017 and 2016. The fair value of the residential mortgage loans that are sold in the secondary market is estimated to be the carrying amount due to the short‑term nature of these loans.

Bank‑owned Life Insurance—The carrying value for the cash value of life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered and is considered a reasonable estimate of fair value.

Deposits—The fair values for demand deposits are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit, savings accounts and money market deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated expected monthly maturities.

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

Accrued Interest—The carrying amounts of accrued interest approximate their fair value due to short-term maturity.

NOTE 20: EARNINGS PER SHARE

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Diluted earnings per common share is computed using the weighted‑average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Net income for common shareholders	$27,571	$27,208	$24,136
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	22,457	22,049	22,462
Dilutive effect of outstanding stock options and unvested restricted stock awards	116	186	213
Diluted weighted-average shares outstanding	22,573	22,235	22,675
Earnings per share:
Basic	$1.23	$1.23	$1.07
Diluted	$1.22	$1.22	$1.06

NOTE 21: SHAREHOLDERS’ EQUITY

On September 19, 2017, the Company amended and restated the Company’s certificate of formation to, among other things, change the Company’s name to CBTX, Inc., to increase the number of authorized preferred and common shares which the Company has the authority to issue and to reduce the par value of these shares to $0.01. The par value per share and the authorized number of shares of each class of stock changed resulting from this amendment to the certificate of formation are as follows:

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

On November 10, 2017, the Company completed its initial public offering of 2,760,000 shares of its common stock at a price of $26.00 per share. Proceeds from this offering, net of $7.2 million of underwriting discounts and offering expenses paid by the Company, were $64.5 million.

NOTE 22: PARENT COMPANY

The following balance sheets, statements of income and statements of cash flow for CBTX, Inc. should be read in conjunction with the consolidated financial statements and the related notes.

CBTX, INC.

(Parent Company Only)

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2017	2016

Assets
Cash and due from banks	$45,636	$5,057
Investment in subsidiary	407,305	387,179
Deferred tax asset, net	141	464
Other assets	2,460	1,244
Total assets	$455,542	$393,944

Liabilities and shareholders' equity
Liabilities
Junior subordinated debt	$6,726	$6,726
Note payable	—	27,679
Other liabilities	2,602	1,902
Total liabilities	9,328	36,307

Shareholders’ equity
Preferred stock	$—	$—
Common stock	257	230
Additional paid-in capital	343,249	278,501
Retained earnings	118,353	95,274
Treasury stock	(15,256)	(15,446)
Accumulated other comprehensive loss	(389)	(922)
Total shareholders’ equity	$446,214	$357,637
Total liabilities and shareholders’ equity	$455,542	$393,944

CBTX, INC.

(Parent Company Only)

Condensed Income Statements

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Interest income
Other	$142	$120	$10
Interest expense
Note payable	906	1,061	932
Junior subordinated debt	322	266	217
Total interest expense	1,228	1,327	1,149
Net interest expense	(1,086)	(1,207)	(1,139)
Noninterest income
Dividend income from subsidiary	8,806	12,250	30,400
Other	—	—	1,025
Total noninterest income	8,806	12,250	31,425
Noninterest expense
Salaries and employee benefits	344	225	197
Net occupancy expense	—	14	—
Data processing	37	28	26
Printing, stationery and office	20	10	5
Professional and director fees	842	341	276
Merger expense	—	—	546
Other expenses	17	31	38
Total noninterest expense	1,260	649	1,088
Income before income tax benefit and equity in undistributed income of subsidiary	6,460	10,394	29,198
Income tax benefit	(1,518)	(639)	(326)
Income before equity in undistributed income of subsidiary	7,978	11,033	29,524
Equity in undistributed income (loss) of subsidiary	19,593	16,175	(5,388)
Net income	$27,571	$27,208	$24,136

CBTX, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Cash flows from operating activities:
Net income	$27,571	$27,208	$24,136
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on redemption of junior subordinated debt	—	—	(1,025)
Stock-based compensation expense	329	43	12
Equity in undistributed net (income) loss of subsidiary	(19,593)	(16,175)	5,388
Deferred tax provision	391	295	(502)
Change in operating assets and liabilities:
Other assets	(1,216)	1,808	2,378
Other liabilities	552	(97)	28
Total adjustments	(19,537)	(14,126)	6,279
Net cash provided by operating activities	8,034	13,082	30,415
Cash flows from investing activities:
Acquisition of MCBI, net of cash acquired	—	—	(50,414)
Net cash used in investing activities	—	—	(50,414)
Cash flows from financing activities:
Proceeds from sale of common stock in initial public offering	64,519	—	—
Purchase of treasury stock	—	(11,079)	(4,418)
Proceeds from issuance of treasury stock for exercise of stock options	117	3,883	160
Purchase of trust preferred securities	—	—	(3,075)
Proceeds from note payable	—	—	31,000
Repayment of note payable	(27,679)	(3,321)	—
Dividends paid on common stock	(4,412)	(4,395)	(4,487)
Net cash provided (used) in financing activities	32,545	(14,912)	19,180
Net decrease in cash and cash equivalents	40,579	(1,830)	(819)
Cash and cash equivalents, beginning	5,057	6,887	7,706
Cash and cash equivalents, ending	$45,636	$5,057	$6,887

NOTE 23: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain unaudited consolidated quarterly financial data for each of the two years indicated below. Earnings per share for each quarter is computed individually from the year to date earnings per share and the sum of the quarters may not equal earnings per share for the year.

	Year Ended December 31, 2017
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$27,998	$28,726	$29,569	$30,366
Interest expense	2,165	2,201	2,318	2,201
Net interest income	25,833	26,525	27,251	28,165
Provision (recapture) for loan losses	960	(694)	(1,654)	1,050
Net interest income after provision (recapture) for loan losses	24,873	27,219	28,905	27,115
Noninterest income	3,448	3,526	4,086	3,144
Noninterest expense	18,427	18,859	19,017	21,989
Income before income taxes	9,894	11,886	13,974	8,270
Income tax expense	3,032	3,181	3,927	6,313
Net income	$6,862	$8,705	$10,047	$1,957

Earnings per share:
Basic	$0.31	$0.39	$0.46	$0.08
Diluted	$0.31	$0.39	$0.45	$0.08

	Year Ended December 31, 2016
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$26,803	$27,442	$27,695	$28,011
Interest expense	1,928	2,055	2,178	2,244
Net interest income	24,875	25,387	25,517	25,767
Provision for loan losses	1,725	975	1,225	650
Net interest income after provision for loan losses	23,150	24,412	24,292	25,117
Noninterest income	4,226	3,572	3,551	4,400
Noninterest expense	18,066	18,768	18,030	18,638
Income before income taxes	9,310	9,216	9,813	10,879
Income tax expense	2,811	2,845	3,032	3,322
Net income	$6,499	$6,371	$6,781	$7,557

Earnings per share:
Basic	$0.29	$0.29	$0.31	$0.34
Diluted	$0.29	$0.29	$0.31	$0.34