Form 10-Q
period 2018-03-31
CBTX, Inc.
filed 2018-05-01
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 25,946,584 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 215,080 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$41,513	$59,255
Interest-bearing deposits at other financial institutions	238,402	266,944
Total cash and cash equivalents	279,915	326,199
Time deposits in other banks	600	600
Debt securities	221,183	223,208
Equity investments	12,675	12,226
Loans held for sale	113	1,460
Loans, net of allowance for loan loss of $25,349 and $24,778 at March 31, 2018 and December 31, 2017, respectively	2,330,704	2,286,766
Premises and equipment, net	53,135	53,607
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $14,185 and $13,930 at March 31, 2018 and December 31, 2017, respectively	6,521	6,770
Bank-owned life insurance	70,161	68,010
Deferred tax asset, net	6,050	5,780
Repossessed real estate and other assets	295	705
Other assets	12,488	14,802
Total assets	$3,074,790	$3,081,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,120,521	$1,109,789
Interest-bearing deposits	1,479,181	1,493,183
Total deposits	2,599,702	2,602,972
Repurchase agreements	861	1,525
Junior subordinated debt	6,726	6,726
Other liabilities	15,930	23,646
Total liabilities	2,623,219	2,634,869
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,731,504 shares issued at March 31, 2018 and December 31, 2017, 24,833,232 shares outstanding at March 31, 2018 and December 31, 2017	257	257
Additional paid-in capital	343,641	343,249
Retained earnings	126,213	118,353
Treasury stock, at cost (898,272 shares held at March 31, 2018 and December 31, 2017)	(15,256)	(15,256)
Accumulated other comprehensive loss, net of tax of $874 and $104 at March 31, 2017 and December 31, 2017, respectively.	(3,284)	(389)
Total shareholders’ equity	451,571	446,214
Total liabilities and shareholders’ equity	$3,074,790	$3,081,083

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$28,462	$25,953
Debt securities	1,436	1,303
Federal Funds and interest-bearing deposits	1,187	742
Total interest income	31,085	27,998
Interest expense
Deposits	1,948	1,838
Repurchase agreements	1	2
Note payable	4	251
Junior subordinated debt	93	74
Total interest expense	2,046	2,165
Net interest income	29,039	25,833
Provision for loan losses	865	960
Net interest income after provision for loan losses	28,174	24,873
Noninterest income
Deposit account service charges	1,478	1,500
Net gain on sale of assets	130	364
Card interchange fees	927	832
Earnings on bank-owned life insurance	451	326
Other	375	426
Total noninterest Income	3,361	3,448
Noninterest expense
Salaries and employee benefits	12,695	11,424
Net occupancy expense	2,265	2,233
Regulatory fees	545	610
Data processing	683	642
Printing, stationery and office	411	347
Amortization of intangibles	255	278
Professional and director fees	919	625
Correspondent bank and customer related transaction expenses	67	74
Loan processing costs	118	72
Advertising, marketing and business development	506	179
Repossessed real estate and other asset expense	57	118
Security and protection expense	302	372
Telephone and communications	386	354
Other expenses	1,075	1,099
Total noninterest Expense	20,284	18,427
Net income before income tax expense	11,251	9,894
Income tax expense	2,139	3,032
Net income	$9,112	$6,862
Earnings per common share
Basic	$0.37	$0.31
Diluted	$0.37	$0.31

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$9,112	$6,862
Unrealized gains (losses) on debt securities available for sale arising during the period, net	(3,665)	366
Reclassification adjustments for net realized gains included in net income	—	—
Change in related deferred income tax	770	(128)
Other comprehensive income (loss), net of tax	(2,895)	238
Total comprehensive income	$6,217	$7,100

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2016	22,971,504	$230	$278,501	$95,274	(909,432)	$(15,446)	$(922)	$357,637
Net income	—	—	—	6,862	—	—	—	6,862
Dividends on common stock, $0.05 per share	—	—	—	(1,103)	—	—	—	(1,103)
Stock-based compensation expense	—	—	9	—	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	—	—	—	238	238
Balance at March 31, 2017	22,971,504	230	278,510	101,033	(909,432)	(15,446)	(684)	363,643

Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	9,112	—	—	—	9,112
Dividends on common stock, $0.05 per share	—	—	—	(1,252)	—	—	—	(1,252)
Stock-based compensation expense	—	—	392	—	—	—	—	392
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,895)	(2,895)
Balance at March 31, 2018	25,731,504	$257	$343,641	$126,213	(898,272)	$(15,256)	$(3,284)	$451,571

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,112	$6,862
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for loan losses	865	960
Depreciation	825	818
Deferred income tax provision	499	252
Amortization of intangibles	255	278
Valuation adjustments on repossessed real estate and other assets	—	51
Net realized gains on debt securities	(6)	(6)
Net gains on sales of assets	(130)	(364)
Earnings on bank-owned life insurance	(451)	(326)
Amortization of premiums on securities	291	313
Stock-based compensation expense	392	9
Change in operating assets and liabilities:
Loans held for sale	1,464	40
Other assets	2,312	564
Other liabilities	(7,726)	1,377
Total adjustments	(1,410)	3,966
Net cash provided by operating activities	7,702	10,828
Cash flows from investing activities:
Purchases of debt securities	(85,675)	(99,387)
Proceeds from sales, calls and maturities of debt securities	78,890	79,628
Principal repayments of debt securities	4,861	4,760
Net (contributions to) dividends from equity investments	(449)	79
Net increase in loans	(45,514)	(69,318)
Sales of loan participations	7,500	5,934
Purchases of loan participations	(7,000)	(205)
Sales of U.S. Small Business Administration loans	237	568
Purchases of bank-owned life insurance	(1,700)	—
Proceeds from sales of repossessed real estate and other assets	393	1,668
Purchases of premises and equipment	(354)	(479)
Proceeds from sales of premises and equipment	—	580
Net cash used in investing activities	(48,811)	(76,172)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	10,732	(31,586)
Net decrease in interest-bearing deposits	(14,002)	(10,729)
Net increase (decrease) in securities sold under agreements to repurchase	(664)	121
Repayments of note payable	—	(1,107)
Dividends paid on common stock	(1,241)	(1,103)
Net cash used in financing activities	(5,175)	(44,404)
Net decrease in cash, cash equivalents and restricted cash	(46,284)	(109,748)
Cash, cash equivalents and restricted cash, beginning	326,199	382,103
Cash, cash equivalents and restricted cash, ending	$279,915	$272,355

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

CBTX, Inc., or the Company, was formed on January 26, 2007, and through its subsidiary, CommunityBank of Texas, N.A., or the Bank, operates 33 locations in the Houston and Beaumont/East Texas market areas. The Company’s primary sources of revenue are from investing funds received from depositors and from providing loan and other financial services to its customers. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Federal Reserve Board.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank, a wholly owned subsidiary of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2018 and December 31, 2017, consolidated results of operations for the three months ended March 31, 2018 and 2017, consolidated shareholders’ equity for the three months ended March 31, 2018 and 2017 and consolidated cash flows for the three months ended March 31, 2018 and 2017.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included within our Annual Report on Form 10-K.

Accounting Standards Recently Adopted

Accounting Standards Update, or ASU, 2014‑09, Revenue from Contracts with Customers (Topic 606): ASU 2014‑09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018 with no significant impact to the Company’s consolidated financial statements as the Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014‑09 and noninterest income. The Company’s revenue recognition for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposits accounts, did not materially change from previous practice.

ASU, 2016‑01, Financial Instruments‑Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016‑01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) clarifies that entities use the exit price notion when measuring the fair value of loans for disclosure purposes and not use a practicability exception, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available‑for‑sale investments. ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) clarifies certain aspects of ASU 2016-01. The Company implemented ASU 2016-01 and ASU 2018-03 effective January 1, 2018 with no significant impact to the Company’s consolidated financial statements. See Note 12 – Fair Value Disclosures.

ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. The Company implemented ASU 2016‑15 effective January 1, 2018. The Company has elected to use the nature of distribution approach to determine the nature of distribution approach to determine whether income received from equity investments is operating or investing on the cash flow statement. Based on the nature of previous income streams from our equity investments, we expect these amounts will continue to be reported in cash provided by operating activities on the cash flow statement and the other items in ASU 2016-15 will be considered if such items arise.

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

Accounting Standards Not Yet Adopted

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

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASU 2014-09, as applicable. A majority of the Company’s revenue-generating transactions are not subject to ASU 2014-09, such as interest and fees on loans, income from debt securities, income from federal funds and interest-bearing deposits. Our revenue-generating activities that are within the scope of ASU 2014-09, are included in our condensed consolidated income statements in noninterest income. See table below. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged either on a periodic basis or based on activity.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Deposit account service charges	$1,478	$1,500
Net gain on sale of assets	130	364
Card interchange fees	927	832

Deposit account service charges—– this is comprised of fees from our customers for deposit related services, such as monthly account maintenance and activity or transaction-based fees. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction is completed. Payment for such performance obligations are generally received at the time the performance obligation is satisfied.

Net gain on sale of assets—– this is comprised of gains on sales of fixed assets, gains on sales of loans and gains on sales of other real estate owned, or OREO. Gains on sales of loans are excluded from ASU 2014-09. The performance obligation in the sale of OREO or fixed assets is delivery of control over the property to the buyer. The Company does not typically provide financing and the transaction price is identified in the purchase and sale agreement.  If the Company provides financing, the Company must determine a transaction price depending on if the sales contract is at market terms and taking into account the credit risk inherent in the sale agreement.

Card interchange fees—– this is comprised of fees generated from debit card transactions. Revenue is recognized when our performance obligation is completed generally when a transaction is completed. Payment for such performance obligations are generally received at the time the performance obligation is satisfied.

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank. The reserve requirements for the Bank were approximately $15.6 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively and cash and due from banks balances were restricted to that extent.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest on deposits and repurchase agreements	1,960	1,866
Cash paid for interest on notes payable	—	256
Cash paid for interest on junior subordinated debt	87	74
Supplemental disclosures of non-cash flow information:
Dividends accrued for restricted stock	10	—
Real estate acquired through foreclosure	—	166

NOTE 2: DEBT SECURITIES

The amortized cost and fair values of investments in debt securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018
Debt securities available for sale:
State and municipal securities	$59,319	$468	$(649)	$59,138
U.S. agency securities:
Debt securities	17,315	—	(556)	16,759
Collateralized mortgage obligations	65,948	37	(1,376)	64,609
Mortgage-backed securities	81,616	176	(2,223)	79,569
Other securities	1,110	—	(35)	1,075
Total	$225,308	$681	$(4,839)	$221,150
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

The amortized cost and estimated fair value of debt securities, by contractual maturity, as of the dates shown below are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
March 31, 2018
Amounts maturing in:
1 year or less	$3,379	$3,355	$—	$—
1 year through 5 years	25,445	25,054	—	—
5 years through 10 years	10,730	10,768	—	—
After 10 years	185,754	181,973	33	35
	$225,308	$221,150	$33	$35
December 31, 2017
Amounts maturing in:
1 year or less	$6,203	$6,194	$—	$—
1 year through 5 years	26,811	26,635	—	—
5 years through 10 years	9,215	9,348	—	—
After 10 years	181,439	180,998	33	35
	$223,668	$223,175	$33	$35

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no security sales during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, debt securities with a carrying amount of approximately $60.9 million and $58.7 million,  respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company held 52 and 52 debt securities at March 31, 2018 and December 31, 2017, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the debt securities were acquired. The fair value of these debt securities is expected to recover as the debt securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018 and December 31, 2017, management believes the unrealized losses detailed in the table below are temporary and no impairment loss has been recorded in the Company’s condensed consolidated statements of income for the three months ended March 31, 2018 and 2017.

Debt securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
March 31, 2018
Debt securities available for sale:
State and municipal securities	$20,267	$(359)	$6,323	$(290)
U.S. agency securities:
Debt securities	4,410	(108)	12,349	(448)
Collateralized mortgage obligations	51,847	(941)	9,518	(435)
Mortgage-backed securities	38,533	(849)	30,958	(1,374)
Other securities	—	—	1,075	(35)
	$115,057	$(2,257)	$60,223	$(2,582)
December 31, 2017
Debt securities available for sale:
State and municipal securities	$2,494	$(3)	$6,516	$(115)
U.S. agency securities:
Debt securities	4,464	(55)	12,481	(315)
Collateralized mortgage obligations	44,116	(380)	9,938	(295)
Mortgage-backed securities	22,079	(123)	32,538	(743)
Other securities	—	—	1,087	(17)
	$73,153	$(561)	$62,560	$(1,485)

NOTE 3: LOANS

Loans by portfolio segment as of the dates shown below are summarized as follows:

(Dollars in thousands)	March 31, 2018		December 31, 2017
Commercial and industrial	$559,070	23.7%	$559,363	24.1%
Real estate:
Commercial real estate	767,108	32.5%	738,293	31.9%
Construction and development	436,260	18.5%	449,211	19.4%
1-4 family residential	260,580	11.0%	258,584	11.2%
Multi-family residential	236,000	10.0%	220,305	9.5%
Consumer	40,869	1.7%	40,433	1.7%
Agriculture	8,807	0.4%	11,256	0.5%
Other	52,382	2.2%	40,344	1.7%
Total gross loans	2,361,076	100.0%	2,317,789	100.0%
Less deferred loan fees	(4,682)		(4,555)
Less unearned discount on retained portion of loans sold	(228)		(230)
Less allowance for loan loss	(25,349)		(24,778)
Total loans, net	2,330,817		2,288,226
Less loans held for sale	113		1,460
Loans, net	$2,330,704		$2,286,766

Accrued interest receivable for loans is $6.1 million and $6.1 million at March 31, 2018 and December 31, 2017, respectively and is included in other assets in the condensed consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the three months ending March 31, 2018 and 2017, by loan class, are summarized as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
March 31, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	—	7,500
	$7,000	$7,500
March 31, 2017
Commercial real estate	$—	$5,934
Construction and development	205	—
	$205	$5,934

Loans Guaranteed by the Small Business Administration

The Company participates in the Small Business Administration, or SBA, loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the three months ended March 31, 2018 and 2017 were totaled $237,000 and $568,000, respectively.

NOTE 4: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Commercial and industrial	$2,533	$3,280
Real estate:
Commercial real estate	2,217	3,216
Construction and development	233	252
1-4 family residential	765	898
Consumer	21	—
Total	$5,769	$7,646

Interest income that would have been earned under the original terms of the nonaccrual loans was $99,000 and $38,000 for the three months ended March 31, 2018 and 2017, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below.

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
March 31, 2018
Commercial and industrial	$116	$24	$2,507	$2,647	$556,423	$559,070	$—
Real estate:
Commercial real estate	74	36	1,865	1,975	765,133	767,108	—
Construction and development	—	—	—	—	436,260	436,260	—
1-4 family residential	482	100	36	618	259,962	260,580	—
Multi-family residential	—	—	—	—	236,000	236,000	—
Consumer	4	—	—	4	40,865	40,869	—
Agriculture	—	—	—	—	8,807	8,807	—
Other	—	—	—	—	52,382	52,382	—
Total loans	$676	$160	$4,408	$5,244	$2,355,832	$2,361,076	$—

			90 days or				Total 90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2017
Commercial and industrial	$943	$1,071	$2,535	$4,549	$554,814	$559,363	$—
Real estate:
Commercial real estate	337	841	1,866	3,044	735,249	738,293	—
Construction and development	400	—	—	400	448,811	449,211	—
1-4 family residential	807	—	143	950	257,634	258,584	—
Multi-family residential	—	—	—	—	220,305	220,305	—
Consumer	3	25	—	28	40,405	40,433	—
Agriculture	—	—	—	—	11,256	11,256	—
Other	—	—	—	—	40,344	40,344	—
Total loans	$2,490	$1,937	$4,544	$8,971	$2,308,818	$2,317,789	$—

Loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the three months ended March 31, 2018 and 2017, which remain outstanding at the end of those periods are as follows:

			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2018
Commercial and industrial	3	$983	$983	$—	$—	$—
Commercial real estate	4	2,434	2,434	—	—	—
Total	7	$3,417	$3,417	$—	$—	$—

March 31, 2017
Commercial and industrial	4	$2,203	$2,019	$—	$184	$—
Commercial real estate	1	276	276	—	—	—
Total	5	$2,479	$2,295	$—	$184	$—

Typical modifications primarily relate to extending the amortization periods of the loans, converting the loans to interest only, or adjusting payment amounts for principal and interest. A significant portion of the loans modified as troubled debt restructurings by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring and as a result, the modifications did not impact the Company’s determination of the allowance for loan losses.

At March 31, 2018, the Company has an outstanding commitment to potentially fund $64,700 on a line of credit of $7.5 million on a loan restructured in 2016. At December 31, 2017, the Company had no commitments to loan additional funds to borrowers with loans classified as troubled debt restructuring. The recorded investment in troubled debt restructurings was $18.0 million and $18.2 million as of March 31, 2018 and December 31, 2017, respectively.

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

Activity in the allowance for loan losses segregated by loan class for the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017 are as follows.

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	479	364	(126)	5	101	(51)	(15)	108	865
Charge-offs	(469)	—	—	(3)	—	—	—	—	(472)
Recoveries	172	3	—	1	—	2	—	—	178
Net (charge-offs) recoveries	(297)	3	—	(2)	—	2	—	—	(294)
Ending balance	$7,439	$10,742	$3,356	$1,329	$1,520	$517	$53	$393	$25,349
Period-end amount allocated to:
Specific reserve	$845	$55	$—	$107	$—	$—	$—	$—	$1,007
General reserve	6,594	10,687	3,356	1,222	1,520	517	53	393	24,342
Total	$7,439	$10,742	$3,356	$1,329	$1,520	$517	$53	$393	$25,349

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	1,454	(266)	(453)	(177)	(116)	235	(16)	299	960
Charge-offs	(508)	—	—	—	—	—	—	—	(508)
Recoveries	391	3	—	2	—	27	—	—	423
Net (charge-offs) recoveries	(117)	3	—	2	—	27	—	—	(85)
Ending balance	$7,746	$10,507	$4,145	$1,111	$800	$615	$63	$894	$25,881
Period-end amount allocated to:
Specific reserve	$364	$52	$—	$—	$—	$84	$—	$—	$500
General reserve	7,382	10,455	4,145	1,111	800	531	63	894	25,381
Total	$7,746	$10,507	$4,145	$1,111	$800	$615	$63	$894	$25,881

Allocation of a portion of the allowance to one category of loans in the tables above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $378,000 recorded in other liabilities as of March 31, 2018 and December 31, 2017, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades the Company used as of March 31, 2018 and December 31, 2017:

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

The Company had no loans graded Loss or Doubtful at March 31, 2018 and December 31, 2017.

The following tables present loans by risk grades and loan class as of the dates shown below.

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
March 31, 2018
Commercial and industrial	$538,484	$7,841	$12,745	$559,070
Real estate:
Commercial real estate	755,816	2,862	8,430	767,108
Construction and development	435,217	540	503	436,260
1-4 family residential	254,464	—	6,116	260,580
Multi-family residential	228,651	7,349	—	236,000
Consumer	40,565	246	58	40,869
Agriculture	8,776	—	31	8,807
Other	43,913	—	8,469	52,382
Total loans	$2,305,886	$18,838	$36,352	$2,361,076

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agriculture	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total loans	$2,255,908	$19,571	$42,310	$2,317,789

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
March 31, 2018
Commercial and industrial	$11,390	$4,693	$2,169	$6,862	$845	$7,072
Real estate:
Commercial real estate	7,006	4,279	2,523	6,802	55	6,902
Construction and development	282	234	—	234	—	238
1-4 family residential	4,833	2,878	1,862	4,740	107	4,802
Consumer	21	21	—	21	—	21
Other	8,387	8,387	—	8,387	—	8,077
Total loans	$31,919	$20,492	$6,554	$27,046	$1,007	$27,112

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2017
Commercial and industrial	$11,921	$6,100	$1,192	$7,292	$852	$12,090
Real estate:
Commercial real estate	9,646	8,626	667	9,293	64	9,438
Construction and development	296	251	—	251	—	323
1-4 family residential	5,003	3,050	1,874	4,924	119	3,369
Multi-family residential	—	—	—	—	—	2
Consumer	—	—	—	—	—	21
Agriculture	—	—	—	—	—	1
Other	7,152	7,152	—	7,152	—	7,616
Total loans	$34,018	$25,179	$3,733	$28,912	$1,035	$32,860

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
March 31, 2017
Commercial and industrial	$15,821	$9,340	$2,475	$11,815	$364	$12,090
Real estate:
Commercial real estate	6,564	4,504	1,866	6,370	52	6,408
Construction and development	405	414	—	414	—	430
1-4 family residential	1,503	1,427	—	1,427	—	1,524
Multi-family residential	10	5	—	5	—	5
Consumer	84	—	84	84	84	56
Agriculture	278	6	—	6	—	14
Other	8,673	8,670	—	8,670	—	8,481
Total loans	$33,338	$24,366	$4,425	$28,791	$500	$29,008

Interest income earned on impaired loans was $254,000 and $321,000 for the three months ended March 31, 2018 and 2017, respectively.

The Company’s recorded investment in loans as of the dates shown below related to the balance in the allowance for loan losses based on the Company’s impairment methodology was as follows:

	March 31, 2018			December 31, 2017
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$6,862	$552,208	$559,070	$7,292	$552,071	$559,363
Real estate:
Commercial real estate	6,802	760,306	767,108	9,293	729,000	738,293
Construction and development	234	436,026	436,260	251	448,960	449,211
1-4 family residential	4,740	255,840	260,580	4,924	253,660	258,584
Multi-family residential	—	236,000	236,000	—	220,305	220,305
Consumer	21	40,848	40,869	—	40,433	40,433
Agriculture	—	8,807	8,807	—	11,256	11,256
Other	8,387	43,995	52,382	7,152	33,192	40,344
Total	$27,046	$2,334,030	$2,361,076	$28,912	$2,288,877	$2,317,789

An impairment analysis is performed for all loans graded substandard and placed on nonaccrual status. If management determines a loan is impaired, the loan is written down to its estimated realizable value through a charge to the allowance for loan losses. At March 31, 2018 and December 31, 2017, the allowance allocated to specific reserves for loans individually evaluated for impairment was $1.0 million and $1.0, respectively.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Land	$13,466	$13,466
Buildings and leasehold improvements	51,819	51,664
Furniture and equipment	15,085	14,887
Vehicles	202	202
	80,572	80,219
Less accumulated depreciation and amortization	(27,437)	(26,612)
Premises and equipment, net	$53,135	$53,607

Depreciation expense was $825,000 and $818,000 for the three months ended March 31, 2018 and 2017, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $63,000 for the three months ended March 31, 2017, were recognized and are included in net gain on sale of assets in the condensed consolidated statements of income. There were no dispositions of premises and equipment in the three months ended March 31, 2018.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and there have been no changes in goodwill during the three months ended March 31, 2018 or the year ended December 31, 2017. The Company’s other intangibles are being amortized over their estimated useful lives of seven to 20 years. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at March 31, 2018 or December 31, 2017.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
March 31, 2018
Other intangible assets, net
Core deposits	5.9 years	$13,750	$(12,187)	$1,563
Customer relationships	10.8 years	6,629	(1,878)	4,751
Servicing assets	17.2 years	327	(120)	207
Total other intangible assets, net		$20,706	$(14,185)	$6,521
December 31, 2017
Other intangible assets, net
Core deposits	6.2 years	$13,750	$(12,051)	$1,699
Customer relationships	11.0 years	6,629	(1,767)	4,862
Servicing assets	17.3 years	321	(112)	209
Total other intangible assets, net		$20,700	$(13,930)	$6,770

Servicing Assets

A summary of the changes in the related servicing assets are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$209	$186
Increase from loan sales	6	—
Amortization	(8)	(8)
Balance at end of period	$207	$178

NOTE 8: DEPOSITS

Deposits are summarized as of the dates shown below as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Interest-bearing demand accounts	$345,378	$363,015
Money market accounts	717,548	702,299
Saving accounts	95,603	95,842
Certificates and other time deposits, $100,000 or greater	161,777	172,469
Certificates and other time deposits, less than $100,000	158,875	159,558
Total interest-bearing deposits	1,479,181	1,493,183
Noninterest-bearing deposits	1,120,521	1,109,789
Total deposits	$2,599,702	$2,602,972

At March 31, 2018 and December 31, 2017, the Company had $41.0 million and $45.3 million in deposits from public entities and brokered deposits of $88.3 million and $88.3 million, respectively. The Company had no major concentrations of deposits at March 31, 2018 or December 31, 2017 from any single or related groups of depositors.

NOTE 9: NOTES PAYABLE AND LINES OF CREDIT

Note Payable

In conjunction with an acquisition, the Company entered into a loan agreement on February 1, 2015 for $31.0 million. On November 13, 2017, the Company paid the then remaining outstanding balance in full.

Frost Line of Credit

On December 13, 2017, the Company entered into a loan agreement, or the Loan Agreement, with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit. The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Loan Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2023.

The Company may prepay the principal amount of any loan under the Loan Agreement without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $240 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2018.

As of March 31, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to March 31, 2018.

Additional Lines of Credit

The Federal Home Loan Bank System, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain loans. As of March 31, 2018 and December 31, 2017, total borrowing capacity of $843.7 million and $793.3 million, respectively, was available under this arrangement. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings on this line and the Company did not draw on this line during these periods.

As of March 31, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2018 or December 31, 2017.

NOTE 10: JUNIOR SUBORDINATED DEBT

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

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe, or LIBOR, plus 1.44%, reset quarterly, which was 3.56% at March 31, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

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

The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 3.72% at March 31, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

NOTE 11: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include stockholders, and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $197.9 million and $205.8 million in loans to related parties at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At March 31, 2018 and December 31, 2017, the Company had approximately $77.7 million and $69.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $258.4 million and $224.4 million at March 31, 2018 and December 31, 2017, respectively.

Advertising—The Company incurred advertising expenses of approximately $0 and $24,000 for the three months ended March 31, 2018 and 2017, respectively, to a vendor that is solely owned by a director of the Company.

NOTE 12: FAIR VALUE DISCLOSURES

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

During the three months ending March 31, 2018 and the year ended December 31, 2017, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial Instruments Recorded at Fair Value

Assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale:  Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things. The other securities in the table below are mutual funds and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2018	December 31, 2017
(Dollars in thousands)	Fair Value	Fair Value
Financial assets:
Level 1 inputs:
Debt securities available for sale
Other securities	$1,075	$1,087
Level 2 inputs:
Debt securities available for sale
State and municipal securities	59,138	61,916
U.S. Agency Securities:
Debt securities	16,759	16,945
Collateralized mortgage obligations	64,609	61,253
Mortgage-backed securities	79,569	81,974
Interest rate swaps with customers	87	340
Interest rate swaps with financial institutions	1,111	426
Total financial assets	$222,348	$223,941
Financial liabilities:
Level 2 inputs:
Interest rate swaps with customers	$1,111	$426
Interest rate swaps with financial institutions	87	340
Total financial liabilities	$1,198	$766

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis as they are subject to fair value adjustments in certain circumstances, such as evidence of impairment. Financial assets measured at fair value on a non‑recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Repossessed real estate and other assets as well as collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non‑real estate collateral such as inventory, accounts receivable, equipment or other business assets.

Certain assets measured at fair value on a non‑recurring basis as of the dates shown below are as follows:

	March 31, 2018	December 31, 2017
	Level 3	Level 3
(Dollars in thousands)	Inputs	Inputs
Impaired loans:
Commercial and industrial	$1,324	$340
Commercial real estate	2,468	603
1-4 family residential	1,755	1,755
Total impaired loans	$5,547	$2,698

Non‑Financial Assets and Non‑Financial Liabilities

The Company does not have any non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment. Non‑financial assets measured at fair value on a non‑recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge‑off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write‑down included in other non‑interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three months ended March 31, 2018 and during 2017, we used Level 2 inputs for our fair value measurements for foreclosed assets.

Foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$881
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$881
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$227
Write-downs included in other noninterest expense	—	(51)
Fair value	$—	$176

Fair Value Disclosure for all Financial Instruments

The Company is required to disclose the fair value of all financial instruments, including those financial assets and financial liabilities not recorded at fair value in its consolidated balance sheets, for which it is practicable to estimate fair value. The table below summarizes the fair market values and carrying amount of all financial instruments of the Company as of the dates shown below.

	March 31, 2018		December 31, 2017
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$41,513	$41,513	$59,255	$59,255
Interest bearing deposits in banks	238,402	238,402	266,944	266,944
Debt securities available for sale	1,075	1,075	1,087	1,087
Level 2 inputs:
Time deposits in other banks	600	600	600	600
Debt securities available for sale	220,075	220,075	222,088	222,088
Debt securities held to maturity	35	33	35	33
Bank-owned life insurance	70,161	70,161	68,010	68,010
Servicing asset	207	207	209	209
Accrued interest receivable	7,082	7,082	7,429	7,429
Interest rate swaps with customers	87	87	340	340
Interest rate swaps with financial institutions	1,111	1,111	426	426
Level 3 inputs:
Equity investments	12,675	12,675	12,226	12,226
Loans, including held for sale, net	2,335,572	2,330,817	2,299,742	2,288,226
Total financial assets	$2,928,595	$2,923,838	$2,938,391	$2,926,873
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,120,521	$1,120,521	$1,109,789	$1,109,789
Level 2 inputs:
Interest-bearing deposits	1,401,500	1,479,181	1,437,013	1,493,183
Repurchase agreements	861	861	1,525	1,525
Junior subordinated debt	6,726	6,726	6,726	6,726
Accrued interest payable	368	368	374	374
Interest rate swaps with customers	1,111	1,111	426	426
Interest rate swaps with financial institutions	87	87	340	340
Total financial liabilities	$2,531,174	$2,608,855	$2,556,193	$2,612,363

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

The fair value of loans is determined using a discounted cash flow analyses and includes such factors as credit and prepayment risk and economic forecasts for interest rates in accordance with ASU 2016-01.

Equity Investments— The Company has unconsolidated investments that are considered equity securities meaning they represent ownership interests (such as common or preferred stock). Our equity investments do not have readily determinable fair values and are shown in the table below for the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Federal Reserve stock	$9,271	$9,271
FHLB stock	1,194	1,189
TIB stock	141	141
CRA investments	2,069	1,625
Total	$12,675	$12,226

Banks that are members of the Federal Home Loan Bank, or FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank Stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted and they lack a market. These investments can be sold back only at their par value of $100 per share can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment.

The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company, or SBIC, program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost.

Our equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less that the carrying amount of that investment. There were no such qualitative indicators as of March 31, 2018.

NOTE 13 COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF‑BALANCE‑SHEET RISK

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, variable	$665,082	$626,441
Commitments to extend credit, fixed	63,396	61,608
	$728,478	$688,049

Standby letters of credit	$26,136	$28,977

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2018 and December 31, 2017, no such deterioration was determined by management.

At March 31, 2018 and December 31, 2017, the Company had 14 interest rate swap agreements outstanding with borrowers, with a corresponding number outstanding with correspondent financial institutions. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Derivative instruments outstanding as of as of the dates listed shown were as follows:

		Notional	Fair			Weighted-Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
March 31, 2018
Interest rate swaps with customers	Other Assets	$8,029	$87	5.35% - 7.25%	LIBOR 1M + 3.00% - 3.20%	4.30 years
Interest rate swaps with financial institution	Other Assets	33,994	1,111	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	8.51 years
Interest rate swaps with customers	Other Liabilities	33,994	(1,111)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	4.30 years
Interest rate swaps with financial institution	Other Liabilities	8,029	(87)	5.35% - 7.25%	LIBOR 1M + 3.00% - 3.20%	8.51 years
Total derivatives not designated as hedging instruments		$84,046	$—

		Notional	Fair			Weighted-Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2017
Interest rate swaps with customers	Other Assets	$25,882	$340	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Interest rate swaps with financial institution	Other Assets	16,579	426	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with customers	Other Liabilities	16,579	(426)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	7.83 years
Interest rate swaps with financial institution	Other Liabilities	25,882	(340)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	8.12 years
Total derivatives not designated as hedging instruments		$84,922	$—

Repurchase Agreements

At March 31, 2018 and December 31, 2017, the Company had outstanding funds amounting to $861,000 and $1.5 million respectively, received from the sale of securities that were sold under agreements to repurchase. Securities subject to the transfer of ownership under the repurchase agreements are included in pledged securities, and the carrying value of these securities is disclosed in Note 2. The Company transacts these repurchase agreements with its customers and pays interest rates on these funds according to the terms of each repurchase agreement.

Contingent Liabilities

The Company is committed to contribute capital into two private investment funds and a limited partnership under the Small Business Investment Company program of the SBA. At March 31, 2018 and December 31, 2017, the Company had $3.4 million and $3.8 million, respectively, in outstanding unfunded commitments to these funds which are subject to call. Cumulative capital contributions to these funds of $2.1 million and $1.6 million are included in other investments in the Company’s condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

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

Lease Commitments

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases of premises and equipment was approximately $465,000 and $513,000 for the three months ended March 31, 2018 and 2017, respectively, and is reflected in net occupancy expense on the condensed consolidated statements of income.

NOTE 14: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan in which substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution. The Company, also at its discretion, may make additional contributions during the Plan year. For the three months ended March 31, 2018 and 2017, the Company contributed $659,000 and $586,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance based incentive bonus compensation. As part of this compensation arrangement, the Company will contribute one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue a market rate of interest and are payable to the employees upon separation from the Bank provided the Plan’s vesting arrangements have been met. At March 31, 2018 and December 31, 2017, the amount payable, including interest, for this deferred plan was approximately $2.4 million and $2.4 million respectively, and is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was approximately $483,000 and $503,000 at March 31, 2018 and December 31, 2017, respectively, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was approximately $86,000 and $32,000 at March 31, 2018 and December 31, 2017, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

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

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. The Company’s initial public offering completed November 10, 2017 triggered the change of control provisions of these agreement and we paid these employees an aggregate amount of $2.5 million during the three months ended March 31, 2018.

NOTE 15: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. No options were granted under this plan after October 24, 2016.

The Company also acquired a stock option plan that originated in May 2011 under VB Texas, Inc., or the 2011 Plan. At the merger date, all outstanding options became fully vested and were converted to options of the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. The 2011 Plan was terminated on August 7, 2017 and as of that date, there were no options outstanding under this plan.

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At March 31, 2018, 959,200 options were available for future grant under the 2014 Plan.

On September 13, 2017, the Company’s shareholders approved the Company’s 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At March 31, 2018, 385,920 share-based awards were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	For the Three Months Ended March 31,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
(Dollars in thousands, except per share data)	Options	Price	Options	Price
Outstanding at beginning of period	260,322	$16.00	248,314	$12.80
Granted	—	$—	—	$—
Forfeited	—	$—	(2,000)	$16.80
Exercised	—	$—	—	$—
Outstanding at end of period	260,322	$16.00	246,314	$12.77

The following tables summarizes our stock options as of the dates shown below.

	March 31, 2018
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	141,122	119,200	260,322
Weighted-average exercise price per share	$12.92	$19.66	$16.00
Aggregate intrinsic value (in thousands)	$2,332	$1,166	$3,498
Weighted-average contractual term (years)	4.6	8.5	6.4

Restricted stock activity for the periods shown below was as follows:

	For the Three Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
(Dollars in thousands, except per share data)	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	212,580	$27.27	—	$—
Granted	1,500	$29.27	—	$—
Forfeited	—	$—	—	$—
Vested	—	$—	—	$—
Outstanding at end of period	214,080	$27.29	—	$—

Restricted stock grants will vest over the service period in equal increments over a period of two to five years, beginning on the first anniversary of the date of grant. The market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. The shares of the restricted stock are fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock vests and any dividends with respect to the restricted stock are subject to the same restrictions, including the risk of forfeiture. At March 31, 2018, $21,000 was accrued for dividends payable to restricted stock holders. These dividends will be paid upon vesting of the restricted stock.

The following tables summarizes our restricted stock awards as of the date shown below.

	March 31, 2018
Restricted stock	Exercisable	Unvested	Outstanding
Number of shares underlying restricted stock	—	214,080	214,080
Weighted-average grant date fair value per share	$—	$27.29	$27.29
Aggregate grant date fair value (in thousands)	$—	$5,842	$5,842
Weighted-average contractual term (years)	—	4.2	4.2

Stock-based compensation expense is recognized in the condensed consolidated statements of income based on their fair values on the date of the grant. For the three months ended March 31, 2018 and 2017, stock compensation expense was $392,000 and $9,000, respectively. As of March 31, 2018, there was approximately $5.8 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.9 years.

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

The following table presents actual and required capital ratios as of the dates shown below for the Company and Bank.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$368,675	14.1%	$117,463	4.5%	$182,720	7.0%	N/A	N/A
Bank Only	$329,156	12.6%	$117,353	4.5%	$182,549	7.0%	$169,509	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$375,075	14.4%	$156,617	6.0%	$221,874	8.5%	N/A	N/A
Bank Only	$329,156	12.6%	$156,470	6.0%	$221,666	8.5%	$208,627	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$400,802	15.4%	$208,822	8.0%	$274,079	10.5%	N/A	N/A
Bank Only	$354,882	13.6%	$208,627	8.0%	$273,823	10.5%	$260,784	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$375,075	12.6%	$119,237	4.0%	$119,237	4.0%	N/A	N/A
Bank Only	$329,156	11.0%	$119,237	4.0%	$119,237	4.0%	$149,046	5.0%
December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$361,322	14.2%	$114,628	4.5%	$178,310	7.0%	N/A	N/A
Bank Only	$322,414	12.7%	$114,252	4.5%	$178,150	7.0%	$165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$367,722	14.4%	$152,837	6.0%	$216,519	8.5%	N/A	N/A
Bank Only	$322,414	12.7%	$152,700	6.0%	$216,325	8.5%	$203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$392,878	15.4%	$203,782	8.0%	$267,464	10.5%	N/A	N/A
Bank Only	$347,569	13.7%	$203,600	8.0%	$267,726	10.5%	$254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$367,722	12.3%	$119,769	4.0%	$119,769	4.0%	N/A	N/A
Bank Only	$322,414	10.8%	$119,403	4.0%	$119,403	4.0%	$149,253	5.0%

As of March 31, 2018 and December 31, 2017, the Company and its bank subsidiary, CommunityBank of Texas, National Association, were “well capitalized” based on the ratios presented above.

The Company and Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the Office of the Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if Company or Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTE 17: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	For the Three Months Ended March 31,
	2018	2017
Provision for income tax expense	$2,139	$3,032
Effective tax rate	19.0%	30.7%

The Tax Cuts and Jobs Act of 2017 was enacted December 22, 2017 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%. The differences between the federal statutory rate of and the effective tax rates presented in the table above were primarily attributable to permanent differences primarily related to tax exempt interest and bank‑owned life insurance.

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

The following table illustrates the computation of basic and diluted earnings per share for the dates shown below.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Net income for common shareholders	$9,112	$6,862
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,833	22,062
Dilutive effect of outstanding stock options and unvested restricted stock awards	121	100
Diluted weighted-average shares outstanding	24,954	22,162
Earnings per share:
Basic	$0.37	$0.31
Diluted	$0.37	$0.31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation, and its consolidated subsidiaries. All references in this Quarterly Report on Form 10-Q to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I – Item 1A. – Risk Factors in our Annual Report on Form 10-K and the following:

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

Overview

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont/East Texas market areas. As of March 31, 2018, we had consolidated total assets of $3.1 billion, total loans of $2.3 billion, total deposits of $2.6 billion and total shareholders’ equity of $451.6 million.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct our material business operations through CommunityBank of Texas, National Association, the discussion and analysis relate to activities primarily conducted by the Bank. As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

Results of Operations

Net income for the three months ended March 31, 2018 was $9.1 million compared to $6.9 million for three months ended March 31, 2017, an increase of $2.3 million or 32.8%. This increase is primarily due to a $3.2 million increase in net interest income, a $1.9 million increase in noninterest expense and a $893,000 decrease in income taxes. See further analysis of these fluctuations in the related discussions that follow.

	For the Three Months March 31,
(Dollars in thousands, except per share data)	2018	2017	Increase (Decrease)
Interest income	$31,085	$27,998	$3,087	11.03%
Interest expense	2,046	2,165	(119)	(5.50)%
Net interest income	29,039	25,833	3,206	12.41%
Provision (recapture) for loan losses	865	960	(95)	(9.90)%
Noninterest income	3,361	3,448	(87)	(2.52)%
Noninterest expense	20,284	18,427	1,857	10.08%
Income before income taxes	11,251	9,894	1,357	13.72%
Income tax expense	2,139	3,032	(893)	(29.45)%
Net income	$9,112	$6,862	$2,250	32.79%
Earnings per share - Basic	$0.37	$0.31	$0.06
Earnings per share - Diluted	0.37	0.31	0.06

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

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017. Net interest income for the three months ended March 31, 2018 was $29.0 million compared to $25.8 million for three months ended March 31, 2017, an increase of $3.2 million, or 12.41%. For the three months ended March 31, 2018, net interest margin and net interest spread were 4.19% and 3.93%, respectively, compared to 3.93% and 3.69% for the three months ended March 31, 2017. The increase in the interest margin and net interest spread is primarily attributed to the increase in the average outstanding balances and average yields for our loans and securities portfolios. Changes in rates paid on interest‑bearing deposits for the three months ended March 31, 2018 and March 31, 2017 had a minimal impact on the net interest margin.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.23% for the three months ended March 31, 2018 and 4.02% for the three months ended March 31, 2017. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a federal tax rate of 21% for 2018 and 35% for 2017, thus making tax‑exempt yields comparable to taxable asset yields. For the three months ended March 31, 2018 and 2017, the adjustments were $270,000 and $614,000, respectively.

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2018 and 2017, the amount of interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,319,463	$28,462	4.98%	$2,178,626	$25,953	4.83%
Debt securities	223,730	1,436	2.60%	217,086	1,303	2.43%
Federal funds sold and other interest-earning assets	252,722	994	1.60%	257,152	549	0.87%
Nonmarketable equity securities	14,701	193	5.32%	14,685	193	5.33%
Total interest-earning assets	2,810,616	$31,085	4.49%	2,667,549	$27,998	4.26%
Allowance for loan losses	(24,866)			(25,419)
Noninterest-earnings assets	287,099			273,437
Total assets	$3,072,849			$2,915,567
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,491,613	$1,948	0.53%	$1,513,348	$1,838	0.49%
Repurchase agreements	1,418	1	0.29%	2,468	2	0.33%
Note payable	—	4	—%	26,965	251	3.78%
Junior subordinated debt	10,826	93	3.48%	10,826	74	2.77%
Total interest-bearing liabilities	1,503,857	$2,046	0.55%	1,553,607	$2,165	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,097,085			985,690
Other liabilities	21,165			16,421
Total noninterest-bearing liabilities	1,118,250			1,002,111
Shareholders’ equity	450,742			359,849
Total liabilities and shareholders’ equity	$3,072,849			$2,915,567
Net interest income		$29,039			$25,833
Net interest spread (2)			3.93%			3.69%
Net interest margin (3)			4.19%			3.93%
Net interest margin—tax equivalent (4)			4.23%			4.02%

(1)	Includes average outstanding balances of loans held for sale of $544,000 and $690,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

In order to make pre‑tax income and resultant yields on tax‑exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment of $270,000 and $614,000 for the three months ended March 31, 2018 and 2017, respectively, has been computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended
	March 31, 2018 Compared to 2017
	Increase		Total
	(Decrease) due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Total loans	$1,678	$831	$2,509
Debt securities	40	93	133
Federal funds sold and other interest-earning assets	(9)	454	445
Nonmarketable equity securities	—	—	—
Total increase in interest income	$1,709	$1,378	$3,087
Interest-bearing liabilities:
Interest-bearing deposits	$(26)	$136	$110
Repurchase agreements	(1)	—	(1)
Note payable	(247)	—	(247)
Junior subordinated debt	—	19	19
Total increase (decrease) in interest expense	$(274)	$155	$(119)
Increase in net interest income	$1,983	$1,223	$3,206

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the three months ended March 31, 2018 was $865,000, compared to $960,000 for the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, noninterest income totaled $3.4 million, a decrease of $87,000, or 2.52%, compared to $3.4 million for the three months ended March 31, 2017. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Noninterest income:
Deposit account service charges	$1,478	$1,500	$(22)	(1.47)%
Net gain on sale of assets	130	364	(234)	(64.29)%
Card interchange fees	927	832	95	11.42%
Earnings on bank-owned life insurance	451	326	125	38.34%
Other	375	426	(51)	(11.97)%
Total noninterest income	$3,361	$3,448	$(87)	(2.52)%

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans and OREO. Net gain on sale of assets was $130,000 for the three months ended March 31, 2018, a decrease of $234,000, or 64.29%, over the same period in 2017, primarily due to decreased sales of OREO in 2018.

Earnings on bank-owned life insurance. The Company has purchased life insurance policies on certain employees, which are carried on the condensed consolidated balance sheet at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $125,000 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to purchases between those periods.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, professional and director fees, regulatory fees, including FDIC assessments, data processing expenses, printing and office supplies, amortization of intangibles, and advertising and marketing expenses.

For the three months ended March 31, 2018, noninterest expense totaled $20.3 million, an increase of $1.9 million, or 10.08%, compared to $18.4 million for the three months ended March 31, 2017.

The following tables present the major categories of noninterest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$12,695	$11,424	$1,271	11.13%
Net occupancy expense	2,265	2,233	32	1.43%
Regulatory fees	545	610	(65)	(10.66)%
Data processing	683	642	41	6.39%
Printing, stationery and office	411	347	64	18.44%
Amortization of intangibles	255	278	(23)	(8.27)%
Professional and director fees	919	625	294	47.04%
Correspondent bank and customer related expense	67	74	(7)	(9.46)%
Loan processing	118	72	46	63.89%
Advertising, marketing and business development	506	179	327	182.68%
Repossessed real estate and other assets	57	118	(61)	(51.69)%
Security and protection expense	302	372	(70)	(18.82)%
Telephone and communications	386	354	32	9.04%
Other expense	1,075	1,099	(24)	(2.18)%
Total noninterest expense	$20,284	$18,427	$1,857	10.08%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $12.7 million for the three months ended March 31, 2018, an increase of $1.3 million, or 11.13%, compared to $11.4 million for the same period in 2017. These increases were due to increases in salaries and incentive compensation, health insurance premiums and stock compensation expense.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $919,000 and $625,000 for the three months ended March 31, 2018 and 2017, respectively. The increase of $294,000 was primarily due to an increase in audit and consulting fees.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $506,000 and $179,000 for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017 and continued into 2018.

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

For the three months ended March 31, 2018 and 2017, income tax expense totaled $2.1 million and $3.0 million, respectively, and our effective tax rate for those periods was 19.0% and 30.7%, respectively. The Tax Cuts and Jobs Act of 2017 was enacted December 22, 2017 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%.

Financial Condition

Total assets were $3.1 billion as of March 31, 2018, compared to $3.1 billion as of December 31, 2017, a decrease of $6.3 million, or 0.20%, due primarily to a $46.3 million decrease in cash and cash equivalents, partially offset by an increase in loans of $43.3 million. See further analysis in the related discussions that follow.

Loan Portfolio

As of March 31, 2018, gross loans were $2.4 billion, an increase of $43.3 million, or 1.87%, compared to $2.3 billion at December 31, 2017. See further analysis below.

Total loans as a percentage of deposits were 90.63% and 88.80% as of March 31, 2018 and December 31, 2017. Total loans as a percentage of assets were 76.62% and 75.02% as of March 31, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$559,070	23.7%	$559,363	24.1%
Real estate:
Commercial real estate	767,108	32.5%	738,293	31.9%
Construction and development	436,260	18.5%	449,211	19.4%
1-4 family residential	260,580	11.0%	258,584	11.2%
Multi-family residential	236,000	10.0%	220,305	9.5%
Consumer	40,869	1.7%	40,433	1.7%
Agricultural	8,807	0.4%	11,256	0.5%
Other	52,382	2.2%	40,344	1.7%
Gross loans	2,361,076	100.0%	2,317,789	100.0%
Less deferred fees and unearned discount	4,910		4,785
Less loans held for sale	113		1,460
Total loans	$2,356,053		$2,311,544

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Commercial and industrial loans decreased $293,000, or 0.05%, to $559.1 million as of March 31, 2018, from $559.4 million at December 31, 2017.

Commercial Real Estate Loans. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by commercial real estate, both owner‑occupied and non‑owner‑occupied. Commercial real estate loans increased $28.8 million, or 3.90%, to $767.1 million as of March 31, 2018, from $738.3 million as of December 31, 2017 due to increased demand.

Construction and Development Loans. Construction and development loans are comprised of loans to fund construction, land acquisition and land development construction. Construction and development loans decreased

$13.0 million, or 2.88%, to $436.3 million as of March 31, 2018, from $449.2 million as of December 31, 2017, as a result of community development construction loans moving to multi‑family residential as construction was completed.

1‑4 Family Residential. Our 1‑4 family residential loan portfolio is comprised of loans secured by 1‑4 family homes, which are both owner‑occupied and investor‑owned. Our 1‑4 family residential loans were $260.6 million at March 31, 2018, an increase of $2.0 million, or 0.77%, from $258.6 million as of December 31, 2017.

Multi‑Family Residential. Our multi‑family residential loan portfolio is comprised of loans secured by properties deemed multi‑family, which includes apartment buildings. Multi‑family residential loans increased $15.7 million, or 7.12%, to $236.0 million as of March 31, 2018, from $220.3 million as of December 31, 2017. The growth during these periods was primarily a result of community development construction loans moving to multi‑family residential as construction was completed.

Other Loan Categories. Other categories of loans included in our loan portfolio include consumer loans and agricultural loans made to farmers and ranchers relating to their operations. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio, including loans held for sale, and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated are summarized in the following tables.

	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
March 31, 2018
Commercial and industrial	$312,842	$195,404	$50,824	$559,070
Real estate:
Commercial real estate	125,570	436,896	204,642	767,108
Construction and development	136,546	242,798	56,916	436,260
1-4 family residential	18,823	45,790	195,967	260,580
Multi-family residential	47,814	35,921	152,265	236,000
Consumer	26,152	14,590	127	40,869
Agricultural	7,530	1,277	—	8,807
Other	25,902	24,702	1,778	52,382
Total loans	$701,179	$997,378	$662,519	$2,361,076
Amounts with fixed rates	$189,647	$569,616	$264,705	$1,023,968
Amounts with variable rates	511,532	427,762	397,814	1,337,108

	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
December 31, 2017
Commercial and industrial	$324,434	$183,915	$51,014	$559,363
Real estate:
Commercial real estate	109,920	434,390	193,983	738,293
Construction and development	149,227	234,783	65,201	449,211
1-4 family residential	19,332	48,563	190,689	258,584
Multi-family residential	56,855	25,229	138,221	220,305
Consumer	25,169	14,652	612	40,433
Agricultural	9,820	1,436	—	11,256
Other	24,694	13,870	1,780	40,344
Total loans	$719,451	$956,838	$641,500	$2,317,789
Amounts with fixed rates	$212,052	$566,321	$252,419	$1,030,792
Amounts with floating rates	507,399	390,517	389,081	1,286,997

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

The following tables present information regarding nonperforming assets as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans by category:
Commercial and industrial	$2,533	$3,280
Real estate:
Commercial real estate	2,217	3,216
Construction and development	233	252
1-4 family residential	765	898
Consumer	21	—
Total nonaccrual loans	5,769	7,646
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	5,769	7,646
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	295	298
Residential real estate	—	407
Total foreclosed assets	295	705
Total nonperforming assets	$6,064	$8,351
Restructured loans—nonaccrual	$3,857	$4,815
Restructured loans—accruing	$14,126	$13,339
Nonperforming loans to total loans	0.24%	0.33%
Nonperforming assets to total assets	0.20%	0.27%

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

The following tables summarize the internal ratings of our loans as of the dates indicated.

			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
March 31, 2018
Commercial and industrial	$538,484	23.3%	$7,841	41.6%	$12,745	35.1%	$559,070
Real estate:
Commercial real estate	755,816	32.8%	2,862	15.2%	8,430	23.2%	767,108
Construction and development	435,217	18.9%	540	2.9%	503	1.4%	436,260
1-4 family residential	254,464	11.0%	—	—%	6,116	16.8%	260,580
Multi-family residential	228,651	9.9%	7,349	39.0%	—	—%	236,000
Consumer	40,565	1.8%	246	1.3%	58	0.1%	40,869
Agricultural	8,776	0.4%	—	—%	31	0.1%	8,807
Other	43,913	1.9%	—	—%	8,469	23.3%	52,382
Total	$2,305,886	100.0%	$18,838	100.0%	$36,352	100.0%	$2,361,076

			Special
(Dollars in thousands)	Pass	% of Total	Mention	% of Total	Substandard	% of Total	Total
December 31, 2017
Commercial and industrial	$535,589	23.7%	$8,403	42.9%	$15,371	36.3%	$559,363
Real estate:
Commercial real estate	722,503	32.0%	2,951	15.1%	12,839	30.4%	738,293
Construction and development	448,124	19.9%	565	2.9%	522	1.2%	449,211
1-4 family residential	252,317	11.2%	—	—%	6,267	14.8%	258,584
Multi-family residential	212,899	9.4%	7,406	37.8%	—	—%	220,305
Consumer	40,144	1.8%	246	1.3%	43	0.1%	40,433
Agricultural	11,223	0.5%	—	—%	33	0.1%	11,256
Other	33,109	1.5%	—	—%	7,235	17.1%	40,344
Total	$2,255,908	100.0%	$19,571	100.0%	$42,310	100.0%	$2,317,789

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

As of March 31, 2018, the allowance for loan losses totaled $25.3 million, or 1.08% of gross loans and as of December 31, 2017, the allowance for loan losses totaled $24.8 million, or 1.07%, of gross loans. Our allowance for loan losses as of March 31, 2018, increased by $571,000 or 2.30%, compared to December 31, 2017 due to the increase in loans during the quarter ended March 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

	For the Three	For the Year
	Months Ended	Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017
Allowance for loan losses at beginning of period	$24,778	$25,006
Provision (recapture) for loan losses	865	(338)
Charge-offs:
Commercial and industrial	469	904
Real estate:
Commercial real estate	—	120
1-4 family residential	3	8
Consumer	—	93
Total charge-offs	472	1,125
Recoveries:
Commercial and industrial	172	1,110
Real estate:
Commercial real estate	3	9
1-4 family residential	1	13
Consumer	2	43
Agricultural	—	52
Other	—	8
Total recoveries	178	1,235
Net charge-offs (recoveries)	294	(110)
Allowance for loan losses at end of period	$25,349	$24,778
Allowance for loan losses to end of period loans	1.08%	1.07%
Net charge-offs (recoveries) to average loans (1)	0.05%	0.00%

(1) The ratio calculations for the three months ended March 31, 2018 are annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	March 31, 2018		December 31 2017
		Percent		Percent
(Dollars in thousands)	Amount	to Total	Amount	to Total
Commercial and industrial	$7,439	29.4%	$7,257	29.3%
Real estate:
Commercial real estate	10,742	42.4%	10,375	41.9%
Construction and development	3,356	13.2%	3,482	14.0%
1-4 family residential	1,329	5.2%	1,326	5.4%
Multi-family residential	1,520	6.0%	1,419	5.7%
Consumer	517	2.0%	566	2.3%
Agricultural	53	0.2%	68	0.3%
Other	393	1.6%	285	1.1%
Total allowance for loan losses	$25,349	100.0%	$24,778	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2018, the carrying amount of our securities totaled $221.2 million compared to $223.2 million as of December 31, 2017, a decrease of $2.0 million, or 0.91%. The decrease was largely the result of changes in the value of the portfolio driven by changing market interest rates. Securities represented 7.19% and 7.24% of total assets as of March 31, 2018 and December 31, 2017, respectively. The following tables summarize the amortized cost and estimated fair value of our as of the dates shown.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018
Debt securities available for sale:
State and municipal securities	$59,319	$468	$(649)	$59,138
U.S. agency securities:
Debt securities	17,315	—	(556)	16,759
Collateralized mortgage obligations	65,948	37	(1,376)	64,609
Mortgage-backed securities	81,616	176	(2,223)	79,569
Other securities	1,110	—	(35)	1,075
Total available for sale securities	$225,308	$681	$(4,839)	$221,150
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total available for sale securities	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

Our mortgage‑backed securities at March 31, 2018 and December 31, 2017, were agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our portfolio.

The following tables sets forth the amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted-average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated.

			After 1 Year		After 5 Years
	Within		but Within		but Within		After
	1 Year		5 Years		10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
March 31, 2018
State and municipal securities	$2,280	2.51%	$8,864	2.50%	$4,092	2.66%	$43,902	2.86%	$59,138	2.78%
U.S. agency securities:
Debt securities	—	—%	14,847	1.68%	1,912	1.86%	—	—%	16,759	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	64,609	2.71%	64,609	2.71%
Mortgage-backed securities	—	—%	1,343	2.58%	4,764	3.57%	73,495	2.53%	79,602	2.59%
Other securities	1,075	2.14%	—	—%	—	—%	—	—%	1,075	2.14%
Total debt securities	$3,355	2.39%	$25,054	2.01%	$10,768	2.91%	$182,006	2.67%	$221,183	2.60%

			After 1 Year		After 5 Years
	Within		but Within		but Within		After
	1 Year		5 Years		10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2017
State and municipal securities	$5,107	2.14%	$9,999	2.47%	$2,265	2.44%	$44,545	2.85%	$61,916	2.71%
U.S. agency securities:
Debt securities	—	—%	15,005	1.68%	1,940	1.86%	—	—%	16,945	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	61,253	2.52%	61,253	2.52%
Mortgage-backed securities	—	—%	1,631	2.83%	5,143	3.55%	75,233	2.46%	82,007	2.53%
Other securities	1,087	2.13%	—	—%	—	—%	—	—%	1,087	2.13%
Total debt securities	$6,194	2.14%	$26,635	2.04%	$9,348	2.91%	$181,031	2.57%	$223,208	2.51%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of our securities portfolio was 5.6 years with an estimated modified duration of 4.9 years as of March 31, 2018. As of March 31, 2018, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels and personalized service to attract and retain these deposits. Total deposits as of March 31, 2018, were $2.6 billion, a decrease of $3.3 million, or 0.13%, compared to $2.6 billion as of December 31, 2017. Noninterest‑bearing deposits as of March 31, 2018, were $1.1 billion, an increase of $10.7 million, or 0.97%, compared to $1.1 billion as of December 31, 2017. Total interest‑bearing account balances as of March 31, 2018, were $1.5 billion, a decrease of $14.0 million, or 0.94% from $1.5 billion as of December 31, 2017. The changes in deposits from December 31, 2017 to March 31, 2018 are due to normal fluctuations in customer activities.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$345,378	13.3%	$363,015	14.0%
Money market accounts	717,548	27.6%	702,299	27.0%
Saving accounts	95,603	3.7%	95,842	3.7%
Certificates and other time deposits, $100,000 or greater	161,777	6.2%	172,469	6.6%
Certificates and other time deposits, less than $100,000	158,875	6.1%	159,558	6.1%
Total interest-bearing deposits	1,479,181	56.9%	1,493,183	57.4%
Noninterest-bearing deposits	1,120,521	43.1%	1,109,789	42.6%
Total deposits	$2,599,702	100.0%	$2,602,972	100.0%

The following table sets forth the Company’s certificates of deposit by time remaining until maturity as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Three months or less	$56,129	$63,482
Over three months through six months	52,913	57,471
Over six months through 12 months	96,847	84,476
Over 12 months through three years	95,848	102,864
Over three years	18,915	23,734
Total	$320,652	$332,027

The following table presents the average balances and average rates paid on deposits for the periods indicated. Average rates paid for the three months ended March 31, 2018 are computed on an annualized basis.

	For the Three Months Ended		For the Year Ended
	March 31, 2018		December 31, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$354,873	0.22%	$349,672	0.22%
Savings accounts	93,973	0.06%	88,883	0.06%
Money market accounts	718,084	0.62%	721,327	0.58%
Certificates and other time deposits, $100,000 or greater	165,546	0.56%	175,793	0.54%
Certificates and other time deposits, less than $100,000	159,137	1.04%	167,675	1.01%
Total interest-bearing deposits	1,491,613	0.53%	1,503,350	0.51%
Noninterest-bearing deposits	1,097,085	—	1,031,707	—
Total deposits	$2,588,698	0.31%	$2,535,057	0.30%

The ratio of average noninterest‑bearing deposits to average total deposits was 42.38% for the three months ended March 31, 2018 and 40.70% for the year ended December 31, 2017.

Borrowings

Frost Line of Credit. On December 13, 2017, the Company entered into a loan agreement, or the Loan Agreement, with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit. The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Loan Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2023.

The Company may prepay the principal amount of any loan under the Loan Agreement without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

As of March 31, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to March 31, 2018.

Junior Subordinated Debt. In connection with the acquisition of Crosby Bancshares, Inc. during 2008, we assumed $5.2 million in junior subordinated debentures underlying common securities and trust preferred securities. The subordinated debt securities have a due date of December 15, 2035 and interest is payable quarterly. The interest rate of the debt is equal to the LIBOR, plus 1.44%, reset quarterly, which was 3.56% at March 31, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

In connection with the acquisition of County Bancshares, Inc. during 2007, we assumed $5.7 million in junior subordinated debt underlying common securities and trust preferred securities. In 2015, we purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million. The subordinated debt securities have a due date of April 7, 2035 and interest is payable quarterly. The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 3.72% at March 31, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the three months ended March 31, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing security and loan portfolios. Although access to advances from the FHLB are available as discussed above, we do not generally rely on this external funding source.

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of March 31, 2018 and December 31, 2017, total borrowing capacity of $843.7 million and $793.3 million, respectively, was available under this arrangement. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings on this line and the Company did not draw on this line during these periods.

As of March 31, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2018 and December 31, 2017.

The composition of our funding sources and uses as a percentage of average total assets for the periods indicated is as follows:

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2018	December 31, 2017
Sources of funds:
Deposits:
Interest-bearing	48.5%	50.5%
Noninterest-bearing	35.7%	34.7%
Repurchase agreements	0.1%	0.1%
Note payable	—%	0.7%
Junior subordinated debt	0.3%	0.4%
Other liabilities	0.7%	0.7%
Shareholders’ equity	14.7%	12.9%
Total sources	100.0%	100.0%
Uses of funds:
Loans	75.5%	74.2%
Debt securities	7.3%	7.4%
Federal funds sold and other interest-earning assets	8.2%	9.2%
Nonmarketable equity securities	0.5%	0.5%
Other noninterest-earning assets	8.5%	8.7%
Total uses	100.0%	100.0%
Average loans to average deposits	89.6%	87.0%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2018, we had $728.5 million in outstanding commitments to extend credit and $26.1 million in commitments associated with outstanding standby and commercial letters of credit, compared to $688.0 million in outstanding commitments to extend credit and $29.0 million in commitments associated with outstanding standby and commercial letters of credit as of December 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2018, we had cash and cash equivalents of $279.9 million, compared to $326.2 million as of December 31, 2017. The decrease was primarily due to an increase in gross loans of $43.3 million.

Capital Resources

Total shareholders’ equity increased to $451.6 million as of March 31, 2018, compared to $446.2 million as of December 31, 2017, an increase of $5.4 million, or 1.2%, after giving effect to $1.3 million in dividends to common shareholders declared during the three months ended March 31, 2018.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels.

At March 31, 2018 and December 31, 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums.

As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$368,675	14.1%	$117,463	4.5%	$182,720	7.0%	N/A	N/A
Bank Only	$329,156	12.6%	$117,353	4.5%	$182,549	7.0%	$169,509	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$375,075	14.4%	$156,617	6.0%	$221,874	8.5%	N/A	N/A
Bank Only	$329,156	12.6%	$156,470	6.0%	$221,666	8.5%	$208,627	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$400,802	15.4%	$208,822	8.0%	$274,079	10.5%	N/A	N/A
Bank Only	$354,882	13.6%	$208,627	8.0%	$273,823	10.5%	$260,784	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$375,075	12.6%	$119,237	4.0%	$119,237	4.0%	N/A	N/A
Bank Only	$329,156	11.0%	$119,237	4.0%	$119,237	4.0%	$149,046	5.0%
December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$361,322	14.2%	$114,628	4.5%	$178,310	7.0%	N/A	N/A
Bank Only	$322,414	12.7%	$114,252	4.5%	$178,150	7.0%	$165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$367,722	14.4%	$152,837	6.0%	$216,519	8.5%	N/A	N/A
Bank Only	$322,414	12.7%	$152,700	6.0%	$216,325	8.5%	$203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$392,878	15.4%	$203,782	8.0%	$267,464	10.5%	N/A	N/A
Bank Only	$347,569	13.7%	$203,600	8.0%	$267,726	10.5%	$254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$367,722	12.3%	$119,769	4.0%	$119,769	4.0%	N/A	N/A
Bank Only	$322,414	10.8%	$119,403	4.0%	$119,403	4.0%	$149,253	5.0%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. The following table summarizes future cash payments associated with our contractual obligations, as of the dates indicated.

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
March 31, 2018
Non-cancelable future operating leases	$1,563	$2,803	$3,004	$10,442	$17,812
Certificates of deposit	205,889	95,848	18,915	—	320,652
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,452	$98,651	$21,919	$17,168	$345,190
December 31, 2017
Non-cancelable future operating leases	$1,573	$2,803	$2,975	$10,833	$18,184
Certificates of deposit	205,429	102,864	23,734	—	332,027
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,002	$105,667	$26,709	$17,559	$356,937

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
March 31, 2018
Standby and commercial letters of credit	$25,086	$1,050	$—	$—	$26,136
Commitments to extend credit	427,290	254,404	28,486	18,298	728,478
Total	$452,376	$255,454	$28,486	$18,298	$754,614
December 31, 2017
Standby and commercial letters of credit	$27,996	$981	$—	$—	$28,977
Commitments to extend credit	386,505	257,223	25,546	18,775	688,049
Total	$414,501	$258,204	$25,546	$18,775	$717,026

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

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset, liability and funds management policy provides management with the guidelines for effective funds management and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below.

	March 31, 2018		December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Interest	of Equity	Interest	of Equity
+ 300	18.6%	(5.1)%	19.6%	3.9%
+ 200	12.9%	(0.4)%	13.5%	5.5%
+ 100	6.6%	2.1%	6.9%	6.4%
Base	—%	—%	—%	—%
−100	(7.3)%	(7.2)%	(7.2)%	(10.3)%

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

Impact of Inflation

Our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

	March 31,	December 31,
(Dollars in thousands, except per share data)	2018	2017
Tangible Equity
Total shareholders’ equity	$451,571	$446,214
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,521	6,770
Tangible equity	$364,100	$358,494
Tangible Assets
Total assets	$3,074,790	$3,081,083
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,521	6,770
Tangible assets	$2,987,319	$2,993,363

Common shares outstanding (1) (2)	24,833	24,833

Book value per share	$18.18	$17.97
Tangible book value per share	$14.66	$14.44

Total shareholders’ equity to total assets	14.69%	14.48%
Tangible equity to tangible assets	12.19%	11.98%

(1) Excludes the dilutive effect, if any, of 260,322 and 260,322 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2018 and December 31, 2017, respectively.
(2) Excludes the dilutive effect, if any, of 214,080 and 212,580 shares of restricted stock issuable upon vesting as of March 31, 2018 and December 31, 2017, respectively.

Critical Accounting Policies

Our accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Management evaluates debt securities for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near‑term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement, and (ii) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

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

Emerging Growth Company

The Jump Start Our Business Start-ups, or JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have decided not to take advantage of this provision and we will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: May 1, 2018	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2018	/s/ Robert T. Pigott, Jr.
Robert T. Pigott, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)