Form 10-Q
period 2018-06-30
CBTX, Inc.
filed 2018-07-30
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 25,962,584 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 231,080 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$54,279	$59,255
Interest-bearing deposits at other financial institutions	190,986	266,944
Total cash and cash equivalents	245,265	326,199
Time deposits in other banks	200	600
Debt securities	230,393	223,208
Equity investments	15,038	12,226
Loans held for sale	560	1,460
Loans, net of allowance for loan loss of $25,746 and $24,778 at June 30, 2018 and December 31, 2017, respectively	2,378,386	2,286,766
Premises and equipment, net	52,607	53,607
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $14,434 and $13,930 at June 30, 2018 and December 31, 2017, respectively	6,276	6,770
Bank-owned life insurance	70,627	68,010
Deferred tax asset, net	6,922	5,780
Repossessed real estate and other assets	137	705
Other assets	13,399	14,802
Total assets	$3,100,760	$3,081,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,114,155	$1,109,789
Interest-bearing deposits	1,447,119	1,493,183
Total deposits	2,561,274	2,602,972
Repurchase agreements	1,448	1,525
Federal Home Loan Bank advances	50,000	—
Junior subordinated debt	6,726	6,726
Other liabilities	20,117	23,646
Total liabilities	2,639,565	2,634,869
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,731,504 shares issued at June 30, 2018 and December 31, 2017, 24,858,632 and 24,833,232 shares outstanding at June 30, 2018 and December 31, 2017, respectively	257	257
Additional paid-in capital	343,807	343,249
Retained earnings	136,000	118,353
Treasury stock, at cost (872,872 and 898,272 shares held at June 30, 2018 and December 31, 2017, respectively)	(14,825)	(15,256)
Accumulated other comprehensive loss, net of tax of $1,075 and $104 at June 30, 2018 and December 31, 2017, respectively.	(4,044)	(389)
Total shareholders’ equity	461,195	446,214
Total liabilities and shareholders’ equity	$3,100,760	$3,081,083

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$30,493	$26,560	$58,955	$52,513
Debt securities	1,507	1,353	2,943	2,656
Federal Funds and interest-bearing deposits	1,127	813	2,314	1,555
Total interest income	33,127	28,726	64,212	56,724
Interest expense
Deposits	2,126	1,857	4,074	3,695
Repurchase agreements	1	1	2	3
Federal Home Loan Bank advances	12	—	12	—
Note payable	3	264	7	515
Junior subordinated debt	109	79	202	153
Total interest expense	2,251	2,201	4,297	4,366
Net interest income	30,876	26,525	59,915	52,358
Provision (recapture) for loan losses	690	(694)	1,555	266
Net interest income after provision for loan losses	30,186	27,219	58,360	52,092
Noninterest income
Deposit account service charges	1,497	1,517	2,975	3,017
Net gain on sale of assets	210	339	340	703
Card interchange fees	971	877	1,898	1,709
Earnings on bank-owned life insurance	465	335	916	661
Other	363	458	738	884
Total noninterest Income	3,506	3,526	6,867	6,974
Noninterest expense
Salaries and employee benefits	12,496	11,299	25,191	22,723
Net occupancy expense	2,433	2,351	4,698	4,584
Regulatory fees	513	621	1,058	1,231
Data processing	666	651	1,349	1,293
Printing, stationery and office	480	370	891	717
Amortization of intangibles	248	271	503	549
Professional and director fees	686	706	1,605	1,331
Correspondent bank and customer related transaction expenses	68	78	135	152
Loan processing costs	75	133	193	205
Advertising, marketing and business development	475	508	981	687
Repossessed real estate and other asset expense	5	85	62	203
Security and protection expense	311	352	613	724
Telephone and communications	394	307	780	661
Other expenses	1,162	1,127	2,237	2,226
Total noninterest Expense	20,012	18,859	40,296	37,286
Net income before income tax expense	13,680	11,886	24,931	21,780
Income tax expense	2,638	3,181	4,777	6,213
Net income	$11,042	$8,705	$20,154	$15,567
Earnings per common share
Basic	$0.44	$0.39	$0.81	$0.71
Diluted	$0.44	$0.39	$0.81	$0.70

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$11,042	$8,705	$20,154	$15,567
Unrealized gains (losses) on debt securities available for sale arising during the period, net	(961)	1,055	(4,626)	1,420
Reclassification adjustments for net realized gains included in net income	—	14	—	14
Change in related deferred income tax	201	(374)	971	(501)
Other comprehensive income (loss), net of tax	(760)	695	(3,655)	933
Total comprehensive income	$10,282	$9,400	$16,499	$16,500

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2018 and 2017

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2016	22,971,504	$230	$278,501	$95,274	(909,432)	$(15,446)	$(922)	$357,637
Net income	—	—	—	15,567	—	—	—	15,567
Dividends on common stock, $0.10 per share	—	—	—	(2,206)	—	—	—	(2,206)
Stock-based compensation expense	—	—	16	—	—	—	—	16
Exercise of stock options	—	—	—	—	1,000	17	—	17
Other comprehensive income, net of tax	—	—	—	—	—	—	933	933
Balance at June 30, 2017	22,971,504	230	278,517	108,635	(908,432)	(15,429)	11	371,964

Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	20,154	—	—	—	20,154
Dividends on common stock, $0.10 per share	—	—	—	(2,507)	—	—	—	(2,507)
Stock-based compensation expense	—	—	739	—	—	—	—	739
Exercise of stock options	—	—	(181)	—	25,400	431	—	250
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,655)	(3,655)
Balance at June 30, 2018	25,731,504	$257	$343,807	$136,000	(872,872)	$(14,825)	$(4,044)	$461,195

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$20,154	$15,567
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for loan losses	1,555	266
Depreciation	1,652	1,703
Deferred income tax provision	171	334
Amortization of intangibles	503	549
Valuation adjustments on repossessed real estate and other assets	—	51
Net realized gains on debt securities	(12)	(25)
Net gains on sales of assets	(340)	(703)
Earnings on bank-owned life insurance	(916)	(661)
Amortization of premiums on securities	574	625
Stock-based compensation expense	739	16
Change in operating assets and liabilities:
Loans held for sale	1,095	274
Other assets	1,055	359
Other liabilities	(4,824)	(696)
Total adjustments	1,252	2,092
Net cash provided by operating activities	21,406	17,659
Cash flows from investing activities:
Purchases of debt securities	(175,549)	(178,534)
Proceeds from sales, calls and maturities of debt securities	154,050	155,230
Principal repayments of debt securities	10,397	9,403
Net contributions to equity investments	(2,812)	(25)
Net decrease in time deposits in other banks	400	—
Net increase in loans	(109,272)	(63,929)
Sales of loan participations	35,000	24,978
Purchases of loan participations	(20,446)	(1,297)
Sales of U.S. Small Business Administration loans	1,534	2,173
Purchases of bank-owned life insurance	(1,700)	(15,000)
Proceeds from sales of repossessed real estate and other assets	719	1,900
Purchases of premises and equipment	(653)	(627)
Proceeds from sales of premises and equipment	—	580
Net cash used in investing activities	(108,332)	(65,148)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,366	5,440
Net decrease in interest-bearing deposits	(46,064)	(29,416)
Net decrease in securities sold under agreements to repurchase	(77)	(164)
Proceeds from exercise of stock options	250	17
Net increase in Federal Home Loan Bank advances	50,000	—
Repayments of note payable	—	(2,215)
Dividends paid on common stock	(2,483)	(1,103)
Net cash provided by (used in) financing activities	5,992	(27,441)
Net decrease in cash, cash equivalents and restricted cash	(80,934)	(74,930)
Cash, cash equivalents and restricted cash, beginning	326,199	382,103
Cash, cash equivalents and restricted cash, ending	$245,265	$307,173

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2018 and December 31, 2017, consolidated results of operations for the three and six months ended June 30, 2018 and 2017, consolidated shareholders’ equity for the six months ended June 30, 2018 and 2017 and consolidated cash flows for the six months ended June 30, 2018 and 2017.

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

ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. The Company implemented ASU 2016‑15 effective January 1, 2018. The Company has elected to use the nature of distribution approach to determine whether income received from equity investments is operating or investing on the cash flow statement. Based on the nature of previous income streams from our equity investments, we expect these amounts will continue to be reported in cash provided by operating activities on the cash flow statement and the other items in ASU 2016-15 will be considered if such items arise.

ASU 2016‑16, Income Taxes (Topic 740): Intra‑Entity Transfers of Assets Other Than Inventory. ASU 2016‑16 provides guidance stating that an entity should recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transfer occurs. The Company implemented ASU 2016‑16 effective January 1, 2018. As we have not historically transferred assets between entities, we expect no material impact on the consolidated financial statements and will follow this guidance for any future intra-entity transfers of assets other than inventory.

ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The Company implemented ASU 2016‑18 effective January 1, 2018. The Company considers its Federal Bank reserves and collateral for its interest rate swaps to be restricted and these amounts were already included in cash and equivalents in the consolidated financial statements.

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

Accounting Standards Not Yet Adopted

ASU 2016‑02, Leases (Topic 842): ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016‑02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company’s implementation of ASU 2016-02 will result in an increase in assets due to the addition of  right-of-use assets for assets underlying its operating leases and an increase in liabilities reflecting the Company’s liability to make the lease payments under these leases. The Company  is currently evaluating the impact of these adjustments on the consolidated financial statements.

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

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Deposit account service charges	$2,975	$3,017
Net gain on sale of assets	340	703
Card interchange fees	1,898	1,709

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

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $18.9 million and $15.8 million at June 30, 2018 and

December 31, 2017, respectively. Additionally, as of June 30, 2018 and December 31, 2017, the Company had $1.6 million in cash collateral used in our interest rate swap transactions.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,928	$5,550
Cash paid for interest on deposits and repurchase agreements	4,062	3,751
Cash paid for interest on notes payable	—	512
Cash paid for interest on junior subordinated debt	187	149
Supplemental disclosures of non-cash flow information:
Dividends accrued for restricted stock	33	—
Repossessed real estate and other assets	137	583

NOTE 2: DEBT SECURITIES

The amortized cost and fair values of investments in debt securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018
Debt securities available for sale:
State and municipal securities	$61,355	$413	$(660)	$61,108
U.S. agency securities:
Debt securities	17,315	—	(584)	16,731
Collateralized mortgage obligations	67,554	17	(1,747)	65,824
Mortgage-backed securities	88,140	153	(2,668)	85,625
Other securities	1,116	—	(43)	1,073
Total	$235,480	$583	$(5,702)	$230,361
Debt securities held to maturity:
Mortgage-backed securities	$32	$2	$—	$34

December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

The amortized cost and estimated fair value of debt securities, by contractual maturity, as of the dates shown below are as follows:

The amortized cost and estimated fair value of debt securities, by contractual maturity, as of the dates shown below are as follows:
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
June 30, 2018
Amounts maturing in:
1 year or less	$3,246	$3,210	$—	$—
1 year through 5 years	27,143	26,622	—	—
5 years through 10 years	8,409	8,500	—	—
After 10 years	196,682	192,029	32	34
	$235,480	$230,361	$32	$34
December 31, 2017
Amounts maturing in:
1 year or less	$6,203	$6,194	$—	$—
1 year through 5 years	26,811	26,635	—	—
5 years through 10 years	9,215	9,348	—	—
After 10 years	181,439	180,998	33	35
	$223,668	$223,175	$33	$35

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no security sales during the six months ended June 30, 2018. Securities with a carrying amount of $444,000 were sold in the six months ended June 30, 2017. At June 30, 2018 and December 31, 2017, debt securities with a carrying amount of approximately $44.5 million and $58.7 million,  respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company held 52 debt securities at June 30, 2018 and December 31, 2017, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the debt securities were acquired. The fair value of these debt securities is expected to recover as the debt securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018 and December 31, 2017, management believes the unrealized losses detailed in the table below are temporary and no impairment loss has been recorded in the Company’s condensed consolidated statements of income for the six months ended June 30, 2018 and 2017.

Debt securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2018
Debt securities available for sale:
State and municipal securities	$20,232	$(369)	$6,305	$(291)
U.S. agency securities:
Debt securities	4,396	(123)	12,335	(461)
Collateralized mortgage obligations	53,589	(1,249)	9,118	(498)
Mortgage-backed securities	42,385	(1,096)	29,666	(1,572)
Other securities	—	—	1,073	(43)
	$120,602	$(2,837)	$58,497	$(2,865)
December 31, 2017
Debt securities available for sale:
State and municipal securities	$2,494	$(3)	$6,516	$(115)
U.S. agency securities:
Debt securities	4,464	(55)	12,481	(315)
Collateralized mortgage obligations	44,116	(380)	9,938	(295)
Mortgage-backed securities	22,079	(123)	32,538	(743)
Other securities	—	—	1,087	(17)
	$73,153	$(561)	$62,560	$(1,485)

NOTE 3: LOANS

Loans by loan class as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2018		December 31, 2017
Commercial and industrial	$565,850	23.5%	$559,363	24.1%
Real estate:
Commercial real estate	780,224	32.4%	738,293	31.9%
Construction and development	449,390	18.6%	449,211	19.4%
1-4 family residential	279,227	11.6%	258,584	11.2%
Multi-family residential	229,609	9.5%	220,305	9.5%
Consumer	41,833	1.7%	40,433	1.7%
Agriculture	10,951	0.5%	11,256	0.5%
Other	53,376	2.2%	40,344	1.7%
Total gross loans	2,410,460	100.0%	2,317,789	100.0%
Less deferred loan fees	(5,546)		(4,555)
Less unearned discount on retained portion of loans sold	(222)		(230)
Less allowance for loan loss	(25,746)		(24,778)
Total loans, net	2,378,946		2,288,226
Less loans held for sale	560		1,460
Loans, net	$2,378,386		$2,286,766

Accrued interest receivable for loans is $6.6 million and $6.1 million at June 30, 2018 and December 31, 2017, respectively and is included in other assets in the condensed consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the six months ending June 30, 2018 and 2017, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
June 30, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	13,446	35,000
	$20,446	$35,000
June 30, 2017
Commercial and industrial	$—	$10,230
Commercial real estate	—	12,298
Construction and development	1,297	2,450
	$1,297	$24,978

Loans Guaranteed by the Small Business Administration

The Company participates in the Small Business Administration, or SBA, loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the six months ended June 30, 2018 and 2017 totaled $1.5 million and $2.2 million, respectively.

NOTE 4: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial and industrial	$1,734	$3,280
Real estate:
Commercial real estate	2,092	3,216
Construction and development	225	252
1-4 family residential	738	898
Consumer	4	—
Total	$4,793	$7,646

Interest income that would have been earned under the original terms of the nonaccrual loans was $139,000 and $91,000 for the six months ended June 30, 2018 and 2017, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below.

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
June 30, 2018
Commercial and industrial	$383	$210	$1,422	$2,015	$563,835	$565,850	$—
Real estate:
Commercial real estate	111	576	1,903	2,590	777,634	780,224	—
Construction and development	644	—	—	644	448,746	449,390	—
1-4 family residential	17	116	35	168	279,059	279,227	—
Multi-family residential	—	—	—	—	229,609	229,609	—
Consumer	150	—	—	150	41,683	41,833	—
Agriculture	—	—	—	—	10,951	10,951	—
Other	6	—	—	6	53,370	53,376	—
Total loans	$1,311	$902	$3,360	$5,573	$2,404,887	$2,410,460	$—
December 31, 2017
Commercial and industrial	$943	$1,071	$2,535	$4,549	$554,814	$559,363	$—
Real estate:
Commercial real estate	337	841	1,866	3,044	735,249	738,293	—
Construction and development	400	—	—	400	448,811	449,211	—
1-4 family residential	807	—	143	950	257,634	258,584	—
Multi-family residential	—	—	—	—	220,305	220,305	—
Consumer	3	25	—	28	40,405	40,433	—
Agriculture	—	—	—	—	11,256	11,256	—
Other	—	—	—	—	40,344	40,344	—
Total loans	$2,490	$1,937	$4,544	$8,971	$2,308,818	$2,317,789	$—

Loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the six months ended June 30, 2018 and 2017, which remain outstanding at the end of those periods were as follows:

			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2018
Commercial and industrial	4	$986	$936	$—	$50	$—
Commercial real estate	4	2,399	2,399	—	—	—
Total	8	$3,385	$3,335	$—	$50	$—
June 30, 2017
Commercial and industrial	4	$2,203	$2,019	$—	$184	$—
Commercial real estate	3	994	277	717	—	—
Total	7	$3,197	$2,296	$717	$184	$—

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

The recorded investment in troubled debt restructurings was $16.9 million and $18.2 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, $3.5 million and $4.8 million of restructured loans were nonaccrual loans and $13.4 million and $13.4 million of restructured loans were accruing interest as of those periods. At June 30, 2018, the Company has an outstanding commitment to potentially fund $81,000 on a line of credit restructured prior to 2018. At December 31, 2017, the Company had no commitments to loan additional funds to borrowers with loans that were restructured.

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

Activity in the allowance for loan losses segregated by loan class for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017 was as follows.

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	989	547	(147)	80	60	(92)	(2)	120	1,555
Charge-offs	(861)	—	—	(4)	—	—	—	—	(865)
Recoveries	263	8	—	2	—	5	—	—	278
Net (charge-offs) recoveries	(598)	8	—	(2)	—	5	—	—	(587)
Ending balance	$7,648	$10,930	$3,335	$1,404	$1,479	$479	$66	$405	$25,746
Period-end amount allocated to:
Specific reserve	$814	$12	$—	$94	$—	$—	$—	$—	$920
General reserve	6,834	10,918	3,335	1,310	1,479	479	66	405	24,826
Total	$7,648	$10,930	$3,335	$1,404	$1,479	$479	$66	$405	$25,746

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	2,108	(775)	(1,285)	(158)	425	309	(21)	(337)	266
Charge-offs	(713)	—	—	—	—	(83)	—	—	(796)
Recoveries	662	5	—	10	—	20	6	8	711
Net (charge-offs) recoveries	(51)	5	—	10	—	(63)	6	8	(85)
Ending balance	$8,466	$10,000	$3,313	$1,138	$1,341	$599	$64	$266	$25,187
Period-end amount allocated to:
Specific reserve	$1,231	$—	$—	$—	$—	$—	$—	$—	$1,231
General reserve	7,235	10,000	3,313	1,138	1,341	599	64	266	23,956
Total	$8,466	$10,000	$3,313	$1,138	$1,341	$599	$64	$266	$25,187

Allocation of a portion of the allowance to one category of loans in the tables above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $378,000 recorded in other liabilities as of June 30, 2018 and December 31, 2017, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades the Company used as of June 30, 2018 and December 31, 2017:

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

The Company had no loans graded Loss or Doubtful at June 30, 2018 and December 31, 2017.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
June 30, 2018
Commercial and industrial	$548,993	5,353	11,504	$565,850
Real estate:
Commercial real estate	771,467	569	8,188	780,224
Construction and development	449,067	—	323	449,390
1-4 family residential	273,297	—	5,930	279,227
Multi-family residential	222,315	7,294	—	229,609
Consumer	41,555	246	32	41,833
Agriculture	10,921	—	30	10,951
Other	44,933	—	8,443	53,376
Total loans	$2,362,548	$13,462	$34,450	$2,410,460

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agriculture	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total loans	$2,255,908	$19,571	$42,310	$2,317,789

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
June 30, 2018
Commercial and industrial	$6,037	$4,670	$814	$5,484	$814	$6,823
Real estate:
Commercial real estate	6,694	5,875	615	6,490	12	6,753
Construction and development	276	225	—	225	—	234
1-4 family residential	4,651	4,183	364	4,547	94	4,721
Consumer	4	4	—	4	—	13
Other	8,361	8,361	—	8,361	—	8,200
Total loans	$26,023	$23,318	$1,793	$25,111	$920	$26,744

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2017
Commercial and industrial	$11,921	$6,100	$1,192	$7,292	$852	$12,090
Real estate:
Commercial real estate	9,646	8,625	667	9,292	64	9,438
Construction and development	296	252	—	252	—	323
1-4 family residential	5,003	3,050	1,874	4,924	119	3,369
Multi-family residential	—	—	—	—	—	2
Consumer	—	—	—	—	—	21
Agriculture	—	—	—	—	—	1
Other	7,152	7,152	—	7,152	—	7,616
Total loans	$34,018	$25,179	$3,733	$28,912	$1,035	$32,860

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
June 30, 2017
Commercial and industrial	$21,631	$12,361	$5,110	$17,471	$1,231	$14,316
Real estate:
Commercial real estate	10,930	10,726	—	10,726	—	9,201
Construction and development	399	362	—	362	—	366
1-4 family residential	2,279	2,201	—	2,201	—	1,588
Multi-family residential	9	3	—	3	—	3
Consumer	—	—	—	—	—	56
Agriculture	272	—	—	—	—	2
Other	9,483	9,478	—	9,478	—	9,244
Total loans	$45,003	$35,131	$5,110	$40,241	$1,231	$34,776

Interest income earned on impaired loans was $540,000 and $653,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company’s recorded investment in loans as of the dates shown below related to the balance in the allowance for loan losses based on the Company’s impairment methodology was as follows:

	June 30, 2018			December 31, 2017
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$5,483	$560,367	$565,850	$7,292	$552,071	$559,363
Real estate:
Commercial real estate	6,490	773,734	780,224	9,293	729,000	738,293
Construction and development	226	449,164	449,390	251	448,960	449,211
1-4 family residential	4,547	274,680	279,227	4,924	253,660	258,584
Multi-family residential	—	229,609	229,609	—	220,305	220,305
Consumer	4	41,829	41,833	—	40,433	40,433
Agriculture	—	10,951	10,951	—	11,256	11,256
Other	8,361	45,015	53,376	7,152	33,192	40,344
Total	$25,111	$2,385,349	$2,410,460	$28,912	$2,288,877	$2,317,789

An impairment analysis is performed for all loans graded substandard and placed on nonaccrual status. If management determines a loan is impaired, the loan is written down to its estimated realizable value through a charge to the allowance for loan losses. At June 30, 2018 and December 31, 2017, the allowance allocated to specific reserves for loans individually evaluated for impairment was $920,000 and $1.0 million, respectively.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$13,466	$13,466
Buildings and leasehold improvements	52,014	51,664
Furniture and equipment	15,189	14,887
Vehicles	202	202
	80,871	80,219
Less accumulated depreciation and amortization	(28,264)	(26,612)
Premises and equipment, net	$52,607	$53,607

Depreciation expense was $1.7 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $63,000 for the six months ended June 30, 2017, were recognized and are included in net gain on sale of assets in the condensed consolidated statements of income. There were no dispositions of premises and equipment in the six months ended June 30, 2018.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and there have been no changes in goodwill during the six months ended June 30, 2018 or the year ended December 31, 2017. The Company’s other intangibles are being amortized over their estimated useful  lives of seven to 20 years. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at June 30, 2018 or December 31, 2017.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
June 30, 2018
Other intangible assets, net
Core deposits	5.7 years	$13,750	$(12,317)	$1,433
Customer relationships	10.5 years	6,629	(1,989)	4,640
Servicing assets	16.3 years	331	(128)	203
Total other intangible assets, net		$20,710	$(14,434)	$6,276
December 31, 2017
Other intangible assets, net
Core deposits	6.2 years	$13,750	$(12,051)	$1,699
Customer relationships	11.0 years	6,629	(1,767)	4,862
Servicing assets	17.3 years	321	(112)	209
Total other intangible assets, net		$20,700	$(13,930)	$6,770

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$209	$186
Increase from loan sales	33	56
Decrease from serviced loans paid off or foreclosed	(23)	—
Amortization	(16)	(15)
Balance at end of period	$203	$227

NOTE 8: DEPOSITS

Deposits as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Interest-bearing demand accounts	$342,890	$363,015
Money market accounts	650,747	702,299
Saving accounts	97,576	95,842
Certificates and other time deposits, $100,000 or greater	164,464	172,469
Certificates and other time deposits, less than $100,000	191,442	159,558
Total interest-bearing deposits	1,447,119	1,493,183
Noninterest-bearing deposits	1,114,155	1,109,789
Total deposits	$2,561,274	$2,602,972

At June 30, 2018 and December 31, 2017, the Company had $43.7 million and $45.3 million in deposits from public entities and brokered deposits of $121.7 million and $88.3 million, respectively. The Company had no major concentrations of deposits at June 30, 2018 or December 31, 2017 from any single or related groups of depositors.

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

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $240 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2018.

As of June 30, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to June 30, 2018.

Additional Lines of Credit

The Federal Home Loan Bank System, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain loans. As of June 30, 2018 and December 31, 2017, total borrowing capacity of $822.1 million and $793.3 million, respectively, was available under this arrangement. As of June 30, 2018, $50.0 million was borrowed on this line on a short-term basis at a rate of 2.19%. As of December 31, 2017, there were no outstanding FHLB advances.

As of June 30, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2018 or December 31, 2017.

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

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe, or LIBOR, plus 1.44%, reset quarterly, which was 3.78% at June 30, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

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

The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 4.35% at June 30, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

NOTE 11: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include stockholders, and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $192.2 million and $205.8 million in loans to related parties at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At June 30, 2018 and December 31, 2017, the Company had approximately $75.5 million and $69.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $217.3 million and $224.4 million at June 30, 2018 and December 31, 2017, respectively.

Advertising—The Company incurred advertising expenses of approximately $0 and $49,000 for the six months ended June 30, 2018 and 2017, respectively, to a vendor that is solely owned by a director of the Company.

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

During the six months ending June 30, 2018 and the year ended December 31, 2017, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

	June 30, 2018	December 31, 2017
(Dollars in thousands)	Fair Value	Fair Value
Financial assets:
Level 1 inputs:
Debt securities available for sale
Other securities	$1,073	$1,087
Level 2 inputs:
Debt securities available for sale
State and municipal securities	61,108	61,916
U.S. Agency Securities:
Debt securities	16,731	16,945
Collateralized mortgage obligations	65,824	61,253
Mortgage-backed securities	85,625	81,974
Interest rate swaps with customers	35	340
Interest rate swaps with financial institutions	1,421	426
Total financial assets	$231,817	$223,941
Financial liabilities:
Level 2 inputs:
Interest rate swaps with customers	$1,421	$426
Interest rate swaps with financial institutions	35	340
Total financial liabilities	$1,456	$766

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

Certain assets measured at fair value on a non‑recurring basis as of the dates shown below were as follows:

	June 30, 2018	December 31, 2017
	Level 3	Level 3
(Dollars in thousands)	Inputs	Inputs
Impaired loans:
Commercial and industrial	$—	$340
Commercial real estate	603	603
1-4 family residential	270	1,755
Total impaired loans	$873	$2,698

Non‑Financial Assets and Non‑Financial Liabilities

The Company does not have any non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment. Non‑financial assets measured at fair value on a non‑recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge‑off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write‑down included in other non‑interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the six months ended June 30, 2018 and during 2017, we used Level 2 inputs for our fair value measurements for foreclosed assets.

Foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$172	$881
Charge-offs recognized in the allowance for loan losses	(35)	—
Fair value	$137	$881
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$227
Write-downs included in other noninterest expense	—	(51)
Fair value	$—	$176

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

	June 30, 2018		December 31, 2017
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$54,279	$54,279	$59,255	$59,255
Interest bearing deposits in banks	190,986	190,986	266,944	266,944
Debt securities available for sale	1,073	1,073	1,087	1,087
Level 2 inputs:
Time deposits in other banks	200	200	600	600
Debt securities available for sale	229,288	229,288	222,088	222,088
Debt securities held to maturity	34	32	35	33
Bank-owned life insurance	70,627	70,627	68,010	68,010
Servicing asset	203	203	209	209
Accrued interest receivable	7,921	7,921	7,429	7,429
Interest rate swaps with customers	35	35	340	340
Interest rate swaps with financial institutions	1,421	1,421	426	426
Level 3 inputs:
Equity investments	15,038	15,038	12,226	12,226
Loans, including held for sale, net	2,396,431	2,378,946	2,299,742	2,288,226
Total financial assets	$2,967,536	$2,950,049	$2,938,391	$2,926,873
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,114,155	$1,114,155	$1,109,789	$1,109,789
Level 2 inputs:
Interest-bearing deposits	1,383,788	1,447,119	1,437,013	1,493,183
Repurchase agreements	1,448	1,448	1,525	1,525
Federal Home Loan Bank advances	50,000	50,000	—	—
Junior subordinated debt	6,726	6,726	6,726	6,726
Accrued interest payable	414	414	374	374
Interest rate swaps with customers	1,421	1,421	426	426
Interest rate swaps with financial institutions	35	35	340	340
Total financial liabilities	$2,557,987	$2,621,318	$2,556,193	$2,612,363

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

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	3,287	1,189
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	2,339	1,625
Total	$15,038	$12,226

Banks that are members of the FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank Stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted and they lack a market. These investments can be sold back only at their par value of $100 per share can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment.

The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost.

Our equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less that the carrying amount of that investment. There were no such qualitative indicators as of June 30, 2018.

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, variable	$718,719	$626,441
Commitments to extend credit, fixed	82,190	61,608
	$800,909	$688,049

Standby letters of credit	$26,373	$28,977

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2018 and December 31, 2017, no such deterioration was determined by management.

At June 30, 2018 and December 31, 2017, the Company had 14 interest rate swap agreements outstanding with borrowers, with a corresponding number outstanding with correspondent financial institutions. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Derivative instruments outstanding as of as of the dates listed shown were as follows:

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
June 30, 2018
Interest rate swaps with customers	Other Assets	$5,649	$35	5.35% - 7.25%	LIBOR 1M + 3.00% - 3.20%	3.20 years
Interest rate swaps with financial institution	Other Assets	35,932	1,421	4.00% - 5.65%	LIBOR 1M + 2.50% - 3.25%	8.13 years
Interest rate swaps with customers	Other Liabilities	35,932	(1,421)	4.00% - 5.65%	LIBOR 1M + 2.50% - 3.25%	8.13 years
Interest rate swaps with financial institution	Other Liabilities	5,649	(35)	5.35% - 7.25%	LIBOR 1M + 3.00% - 3.20%	3.20 years
Total derivatives not designated as hedging instruments		$83,162	$—

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2017
Interest rate swaps with customers	Other Assets	$25,882	$340	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Interest rate swaps with financial institution	Other Assets	16,579	426	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with customers	Other Liabilities	16,579	(426)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with financial institution	Other Liabilities	25,882	(340)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Total derivatives not designated as hedging instruments		$84,922	$—

Repurchase Agreements

At June 30, 2018 and December 31, 2017, the Company had outstanding funds amounting to $1.4 million and $1.5 million respectively, received from the sale of securities that were sold under agreements to repurchase. Securities subject to the transfer of ownership under the repurchase agreements are included in pledged securities, and the carrying value of these securities is disclosed in Note 2. The Company transacts these repurchase agreements with its customers and pays interest rates on these funds according to the terms of each repurchase agreement.

Contingent Liabilities

The Company is committed to contribute capital into two private investment funds and a limited partnership under the Small Business Investment Company program of the SBA. At June 30, 2018 and December 31, 2017, the Company had $3.1 million and $3.8 million, respectively, in outstanding unfunded commitments to these funds which are subject to call. Cumulative capital contributions to these funds of $2.3 million and $1.6 million are included in other investments in the Company’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

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

Lease Commitments

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases of premises and equipment was approximately $929,000 and $912,000 for the six months ended June 30, 2018 and 2017, respectively, and is reflected in net occupancy expense on the condensed consolidated statements of income.

NOTE 14: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan in which substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution. The Company, also at its discretion, may make additional contributions during the Plan year. For the six months ended June 30, 2018 and 2017, the Company contributed $1.1 million and $965,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance based incentive bonus compensation. As part of this compensation arrangement, the Company will contribute one‑fourth of the incentive bonus amount into a deferred compensation account.

The deferred amounts accrue a market rate of interest and are payable to the employees upon separation from the Bank provided the Plan’s vesting arrangements have been met. At June 30, 2018 and December 31, 2017, the amount payable, including interest, for this deferred plan was approximately $2.5 million and $2.4 million respectively, and is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was approximately $462,000 and $503,000 at June 30, 2018 and December 31, 2017, respectively, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was approximately $141,000 and $32,000 at June 30, 2018 and December 31, 2017, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if we terminate the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees  will be entitled to an aggregate amount estimated to be $4.1 million, in accordance with the terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. The Company’s initial public offering completed November 10, 2017 triggered the change of control provisions of these agreement and we paid these employees an aggregate amount of $2.5 million during the six months ended June 30, 2018.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At June 30, 2018, 959,200 options were available for future grant under the 2014 Plan.

On September 13, 2017, the Company’s shareholders approved the Company’s 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At June 30, 2018, 368,920 share-based awards were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	For the Six Months Ended June 30,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
(Dollars in thousands, except per share data)	Options	Price	Options	Price
Outstanding at beginning of period	260,322	$16.00	248,314	$12.80
Granted	—	$—	50,000	$21.00
Forfeited	—	$—	(2,000)	$16.80
Exercised	(25,400)	$9.85	(1,000)	$16.80
Outstanding at end of period	234,922	$16.67	295,314	$14.15

Cash received due to exercise of stock options during the six months ended June 30, 2018 and 2017 was $250,000 and $17,000, respectively.

The following tables summarizes our stock options as of the dates shown below.

	June 30, 2018
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	128,722	106,200	234,922
Weighted-average exercise price per share	$14.24	$19.61	$16.67
Aggregate intrinsic value (in thousands)	$2,421	$1,427	$3,848
Weighted-average contractual term (years)	5.6	8.3	6.8

Restricted stock activity for the periods shown below was as follows:

	For the Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
(Dollars in thousands, except per share data)	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	212,580	$26.73	—	$—
Granted	18,500	$29.71	—	$—
Forfeited	—	$—	—	$—
Vested	—	$—	—	$—
Outstanding at end of period	231,080	$26.95	—	$—

Restricted stock grants will vest over the service period in equal increments over a period of two to five years, beginning on the first anniversary of the date of grant. The market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. The shares of the restricted stock are fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock vests and any dividends with respect to the restricted stock are subject to the same restrictions, including the risk of forfeiture. At June 30, 2018, $33,000 was accrued for dividends payable to restricted stock holders. These dividends will be paid upon vesting of the restricted stock.

The following tables summarizes our restricted stock awards as of the date shown below.

	June 30, 2018
Restricted stock	Exercisable	Unvested	Outstanding
Number of shares underlying restricted stock	—	231,080	231,080
Weighted-average grant date fair value per share	$—	$26.95	$26.95
Aggregate intrinsic value (in thousands)	$—	$7,637	$7,637
Weighted-average contractual term (years)	—	4.1	4.1

Stock-based compensation expense is recognized in the condensed consolidated statements of income based on their fair values on the date of the grant. For the six months ended June 30, 2018 and 2017, stock compensation expense was $739,000 and $16,000, respectively. As of June 30, 2018, there was approximately $5.9 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 4.1 years.

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

The following table presents actual and required capital ratios as of the dates shown below for the Company and Bank.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 379,245	14.1%	$ 121,220	4.5%	$ 188,565	7.0%	N/A	N/A
Bank Only	$ 338,779	12.6%	$ 121,215	4.5%	$ 188,556	7.0%	$ 175,088	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 385,645	14.3%	$ 161,627	6.0%	$ 228,971	8.5%	N/A	N/A
Bank Only	$ 338,779	12.6%	$ 161,619	6.0%	$ 228,961	8.5%	$ 215,493	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 411,769	15.3%	$ 215,502	8.0%	$ 282,847	10.5%	N/A	N/A
Bank Only	$ 364,902	13.6%	$ 215,493	8.0%	$ 282,834	10.5%	$ 269,366	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 385,645	12.9%	$ 119,893	4.0%	$ 119,893	4.0%	N/A	N/A
Bank Only	$ 338,777	11.3%	$ 119,617	4.0%	$ 119,617	4.0%	$ 149,522	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

As of June 30, 2018 and December 31, 2017, the Company and its bank subsidiary, CommunityBank of Texas, National Association, were “well capitalized” based on the ratios presented above.

The Company and Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if Company or Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2018 and December 31, 2017, that the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTE 17: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Provision for income tax expense	$ 2,638	$ 3,181	$ 4,777	$ 6,213
Effective tax rate	19.3%	26.8%	19.2%	28.5%

The Tax Cuts and Jobs Act of 2017 was enacted December 22, 2017 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%. The differences between the federal statutory rate and the effective tax rates presented in the table above were primarily attributable to permanent differences primarily related to tax exempt interest and bank‑owned life insurance.

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

The following table illustrates the computation of basic and diluted earnings per share for the dates shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income for common shareholders	$11,042	$8,705	$20,154	$15,567
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,858	22,062	24,845	22,062
Dilutive effect of outstanding stock options and unvested restricted stock awards	139	86	132	86
Diluted weighted-average shares outstanding	24,997	22,148	24,977	22,148
Earnings per share:
Basic	$0.44	$0.39	$0.81	$0.71
Diluted	$0.44	$0.39	$0.81	$0.70

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I – Item 1A. – Risk Factors in our Annual Report on Form 10-K and the following:

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•	the geographic concentration of our markets in Beaumont and Houston, Texas;
•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that we hold;
•	time and effort necessary to resolve nonperforming assets;
•	deterioration of our asset quality;
•	interest rate risk associated with our business;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing our loans;
•	our ability to maintain important deposit customer relationships and our reputation;
•	our ability to maintain effective internal control over financial reporting;

•	operational risks associated with our business;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with our business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers;
•	interruptions or breaches in the Company’s information system security;
•	the failure of certain third-party vendors to perform;
•	environmental liability associated with our lending activities;
•	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system; and
•	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors”.

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

Overview

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont/East Texas market areas. As of June 30, 2018, we had consolidated total assets of $3.1 billion, total loans of $2.4 billion, total deposits of $2.6 billion and total shareholders’ equity of $461.2 million.

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

Results of Operations

Net income for the six months ended June 30, 2018 was $20.2 million compared to $15.6 million for six months ended June 30, 2017, an increase of $4.6 million or 29.5%. This increase is primarily due to a $7.6 million increase in net interest income, a $1.4 million decrease in income taxes offset by a $1.3 million increase in provision (recapture) for loan losses and a $3.0 million increase in noninterest expense Net income for the three months ended June 30, 2018 was $11.0 million compared to $8.7 million for three months ended June 30, 2017, an increase of $2.3 million or 26.9%. This increase is primarily due to a $4.4 million increase in net interest income and a $543,000 decrease in income taxes offset by a $1.4 million increase in provision (recapture) for loan losses and a $1.2 million increase in noninterest expense See further analysis of these fluctuations in the related discussions that follow.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Interest income	$33,127	$28,726	$4,401	15.32%	$64,212	$56,724	$7,488	13.20%
Interest expense	2,251	2,201	50	2.27%	4,297	4,366	(69)	(1.58)%
Net interest income	30,876	26,525	4,351	16.40%	59,915	52,358	7,557	14.43%
Provision (recapture) for loan losses	690	(694)	1,384	(199.42)%	1,555	266	1,289	484.59%
Noninterest income	3,506	3,526	(20)	(0.57)%	6,867	6,974	(107)	(1.53)%
Noninterest expense	20,012	18,859	1,153	6.11%	40,296	37,286	3,010	8.07%
Income before income taxes	13,680	11,886	1,794	15.09%	24,931	21,780	3,151	14.47%
Income tax expense	2,638	3,181	(543)	(17.07)%	4,777	6,213	(1,436)	(23.11)%
Net income	$11,042	$8,705	$2,337	26.85%	$20,154	$15,567	$4,587	29.47%
Earnings per share - Basic	$0.44	$0.39	$0.05		$0.81	$0.71	$0.11
Earnings per share - Diluted	0.44	0.39	0.05		0.81	0.70	0.10

Net Interest Income for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

Net interest income for the six months ended June 30, 2018 was $59.9 million compared to $52.4 million for six months ended June 30, 2017, an increase of $7.6 million, or 14.43%. For the six months ended June 30, 2018, net interest margin and net interest spread were 4.29% and 4.02%, respectively, compared to 3.96% and 3.71% for the six months ended June 30, 2017. The increase in the interest margin and net interest spread is primarily attributed to the increase in the average outstanding balances and average yields for our loan portfolio, increased rates on federal funds sold and the impact of the payoff of our note payable in the fourth quarter of 2017. Changes in rates paid on interest‑bearing deposits for the six months ended June 30, 2018 and June 30, 2017 reduced the net interest margin by $406,000.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.33% for the six months ended June 30, 2018 and 4.05% for the six months ended June 30, 2017. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a federal tax rate applicable to the periods indicated, thus making tax‑exempt yields comparable to taxable asset yields.

The following tables present, for the periods indicated, average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest income or interest expense and the average yield or rate on an annualized basis. Any nonaccrual loans have been included in the tables as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,347,512	$58,955	5.06%	$2,190,953	$52,513	4.83%
Debt securities	226,008	2,943	2.63%	219,005	2,656	2.45%
Federal funds sold and other interest-earning assets	227,172	1,929	1.71%	244,053	1,186	0.98%
Nonmarketable equity securities	14,763	385	5.26%	14,688	369	5.07%
Total interest-earning assets	2,815,455	$64,212	4.60%	2,668,699	$56,724	4.29%
Allowance for loan losses	(25,131)			(25,932)
Noninterest-earnings assets	287,764			275,208
Total assets	$3,078,088			$2,917,975
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,484,777	$4,074	0.55%	$1,495,867	$3,695	0.50%
Repurchase agreements	1,480	2	0.27%	2,412	3	0.25%
FHLB advances	1,105	12	2.19%	—	—	—%
Note payable	—	7	—%	26,400	515	3.93%
Junior subordinated debt	10,826	202	3.76%	10,826	153	2.85%
Total interest-bearing liabilities	1,498,188	$4,297	0.58%	1,535,505	$4,366	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,104,451			998,326
Other liabilities	20,801			18,157
Total noninterest-bearing liabilities	1,125,252			1,016,483
Shareholders’ equity	454,648			365,987
Total liabilities and shareholders’ equity	$3,078,088			$2,917,975
Net interest income		$59,915			$52,358
Net interest spread (2)			4.02%			3.71%
Net interest margin (3)			4.29%			3.96%
Net interest margin—tax equivalent (4)			4.33%			4.05%

(1)	Includes average outstanding balances of loans held for sale of $484,000 and $730,000 for the six months ended June 30, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)	A tax equivalent adjustment of $537,000 and $1.2 million for the six months ended June 30, 2018 and 2017, respectively, was computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

The following tables present information regarding changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Six Months Ended
	June 30, 2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$3,752	$2,690	$6,442
Debt securities	85	202	287
Federal funds sold and other interest-earning assets	(82)	825	743
Nonmarketable equity securities	2	14	16
Total increase in interest income	3,757	3,731	7,488
Interest-bearing liabilities:
Interest-bearing deposits	(27)	406	379
Repurchase agreements	(1)	—	(1)
FHLB advances	12	—	12
Note payable	(515)	7	(508)
Junior subordinated debt	—	49	49
Total increase (decrease) in interest expense	(531)	462	(69)
Increase in net interest income	$4,288	$3,269	$7,557

Net Interest Income for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017.

Net interest income for the three months ended June 30, 2018 was $30.9 million compared to $26.5 million for three months ended June 30, 2017, an increase of $4.4 million, or 16.40%. For three months ended June 30, 2018, net interest margin and net interest spread were 4.39% and 4.11%, respectively, compared to 3.99% and 3.74% for the three months ended June 30, 2017. The increase in the interest margin and net interest spread is primarily attributed to the increase in the average outstanding balances and average yields for our loan portfolio, partially offset by increased rates paid on interest‑bearing deposits.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.43% for the three months ended June 30, 2018 and 4.08% for the three months ended June 30, 2017. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a federal tax rate applicable to the periods indicated, thus making tax‑exempt yields comparable to taxable asset yields.

	For the Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,375,253	$30,493	5.15%	$2,203,145	$26,560	4.83%
Securities	228,262	1,507	2.65%	220,905	1,353	2.45%
Federal funds sold and other interest-earning assets	201,906	936	1.86%	228,393	637	1.12%
Nonmarketable equity securities	14,823	191	5.17%	14,691	176	4.81%
Total interest-earning assets	2,820,244	$33,127	4.71%	2,667,134	$28,726	4.32%
Allowance for loan losses	(25,392)			(26,424)
Noninterest-earnings assets	288,416			273,760
Total assets	$3,083,268			$2,914,470
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,478,016	$2,126	0.58%	$1,478,579	$1,857	0.50%
Repurchase agreements	1,540	1	0.26%	2,356	1	0.17%
FHLB advances	2,198	12	2.19%	—	—	—%
Note payable	—	3	—%	25,841	264	4.10%
Junior subordinated debt	10,826	109	4.04%	10,826	79	2.93%
Total interest-bearing liabilities	1,492,580	$2,251	0.60%	1,517,602	$2,201	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,111,736			1,010,823
Other liabilities	20,441			16,910
Total noninterest-bearing liabilities	1,132,177			1,027,733
Shareholders’ equity	458,511			369,135
Total liabilities and shareholders’ equity	$3,083,268			$2,914,470
Net interest income		$30,876			$26,525
Net interest rate spread (2)			4.11%			3.74%
Net interest margin (3)			4.39%			3.99%
Net interest margin—tax equivalent (4)			4.43%			4.08%

(1)	Includes average outstanding balances of loans held for sale of $425,000 and $770,000 for the three months ended June 30, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)	A tax equivalent adjustment of $267,000 and $585,000 for the three months ended June 30, 2018 and 2017, respectively, was computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

The following tables present information regarding changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended
	June 30, 2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$2,075	$1,858	$3,933
Debt securities	45	109	154
Federal funds sold and other interest-earning assets	(74)	373	299
Nonmarketable equity securities	2	13	15
Total increase in interest income	2,048	2,353	4,401
Interest-bearing liabilities:
Interest-bearing deposits	(1)	270	269
Repurchase agreements	—	—	—
FHLB advances	12	—	12
Note payable	(264)	3	(261)
Junior subordinated debt	—	30	30
Total increase (decrease) in interest expense	(253)	303	50
Increase in net interest income	$2,301	$2,050	$4,351

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the six months ended June 30, 2018 was $1.6 million, compared to $266,000 for the six months ended June 30, 2017 and $690,000 for the three months ended June 30, 2018, compared to a recapture of $694,000 for the three months ended June 30, 2017. The increase in provision for loan losses during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017 is primarily due to increases in our loan portfolio during those periods.

Noninterest Income

Our primary sources of recurring noninterest income are deposit account service charges, gains on the sale of assets, card interchange fees and earnings on bank‑owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

For the six months ended June 30, 2018, noninterest income totaled $6.9 million, a decrease of $107,000, or 1.53%, compared to $7.0 million for the six months ended June 30, 2017, primarily due to higher net gains on sales of assets during 2017, partially offset by an increase in earnings on bank-owned life insurance during 2018. Noninterest income totaled $3.5 million for the three months ended June 30, 2018 and totaled $3.5 million for the three months ended June 30, 2017. Although noninterest income was flat between the quarterly periods, there was also higher net gains on sales of assets during the 2017 quarter and an offsetting increase in earnings on bank-owned life insurance during the 2018 quarter.

The major categories of noninterest income for the periods indicated were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Noninterest income:
Deposit account service charges	$1,497	$1,517	$(20)	(1.32)%	$2,975	$3,017	$(42)	(1.39)%
Net gain on sale of assets	210	339	(129)	(38.05)%	340	703	(363)	(51.64)%
Card interchange fees	971	877	94	10.72%	1,898	1,709	189	11.06%
Earnings on bank-owned life insurance	465	335	130	38.81%	916	661	255	38.58%
Other	363	458	(95)	(20.74)%	738	884	(146)	(16.52)%
Total noninterest income	$3,506	$3,526	$(20)	(0.57)%	$6,867	$6,974	$(107)	(1.53)%

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans and OREO. Net gain on sale of assets decreased $363,000, or 51.64%, from the six months ended June 30, 2018 to the six months ended June 30, 2017 and decreased $129,000 or 38.05% from the three months ended June 30, 2017 to the same period in 2018, primarily due to higher gains on sales of OREO in 2017.

Earnings on bank-owned life insurance. The Company has purchased life insurance policies on certain employees, which are carried on the condensed consolidated balance sheet at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $255,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and increased $130,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to purchases of additional insurance.

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

For the six months ended June 30, 2018, noninterest expense totaled $40.3 million, an increase of $3.0 million, or 8.07%, compared to $37.3 million for the six months ended June 30, 2017 and for the three months ended June 30, 2018, noninterest expense totaled $20.0 million, an increase of $1.2 million  or 6.11%, compared to $18.9 million for the three months ended June 30, 2017.  The increase in noninterest expense from 2017 to 2018 is largely due to increases in salaries and employee benefits during 2018.

The major categories of noninterest expense for the periods indicated were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$ 12,496	$ 11,299	$ 1,197	10.59%	$ 25,191	$ 22,723	$ 2,468	10.86%
Net occupancy expense	2,433	2,351	82	3.49%	4,698	4,584	114	2.49%
Regulatory fees	513	621	(108)	(17.39)%	1,058	1,231	(173)	(14.05)%
Data processing	666	651	15	2.30%	1,349	1,293	56	4.33%
Printing, stationery and office	480	370	110	29.73%	891	717	174	24.27%
Amortization of intangibles	248	271	(23)	(8.49)%	503	549	(46)	(8.38)%
Professional and director fees	686	706	(20)	(2.83)%	1,605	1,331	274	20.59%
Correspondent bank and customer related expense	68	78	(10)	(12.82)%	135	152	(17)	(11.18)%
Loan processing	75	133	(58)	(43.61)%	193	205	(12)	(5.85)%
Advertising, marketing and business development	475	508	(33)	(6.50)%	981	687	294	42.79%
Repossessed real estate and other assets	5	85	(80)	(94.12)%	62	203	(141)	(69.46)%
Security and protection expense	311	352	(41)	(11.65)%	613	724	(111)	(15.33)%
Telephone and communications	394	307	87	28.34%	780	661	119	18.00%
Other expense	1,162	1,127	35	3.11%	2,237	2,226	11	0.49%
Total noninterest expense	$ 20,012	$ 18,859	$ 1,153	6.11%	$ 40,296	$ 37,286	$ 3,010	8.07%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits increased 10.86% in the six months ended June 30, 2018 compared to the same period in 2017 and 10.59% for the three months ended June 30, 2018 compared same period in 2017. These increases were due to increases in salaries and incentive compensation, health insurance premiums and stock compensation expense.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $1.6 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $274,000 was primarily due to an increase in audit and consulting fees.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $981,000 and $687,000 for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017 and continued into 2018.

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

For the six months ended June 30, 2018 and 2017, our effective tax rate was 19.2% and 28.5% and for the three months ended June 30, 2018 and 2017, our effective tax rate was 19.3% and 26.8%, respectively. The Tax Cuts and Jobs Act of 2017 was enacted December 22, 2017 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%.

Financial Condition

Total assets were $3.1 billion as of June 30, 2018, compared to $3.1 billion as of December 31, 2017, an increase of $19.7 million, or 0.64%, due primarily to increase in loans of $92.7 million, partially offset by a $80.9 million decrease in cash and cash equivalents. See further analysis in the related discussions that follow.

Loan Portfolio

As of June 30, 2018, gross loans were $2.4 billion, an increase of $92.7 million, or 4.00%, compared to $2.3 billion at December 31, 2017. Our loans grew from December 31, 2017 to June 30, 2018 due to organic growth, needs of existing customers and competitive pressures. Our construction loans typically move to multifamily residential as construction is completed.

Our portfolio by loan class as of the dates indicated was as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Commercial and industrial	$565,850	$559,363	$6,487	1.16%
Real estate:
Commercial real estate	780,224	738,293	41,931	5.68%
Construction and development	449,390	449,211	179	0.04%
1-4 family residential	279,227	258,584	20,643	7.98%
Multi-family residential	229,609	220,305	9,304	4.22%
Consumer	41,833	40,433	1,400	3.46%
Agricultural	10,951	11,256	(305)	(2.71)%
Other	53,376	40,344	13,032	32.30%
Gross loans	2,410,460	2,317,789	92,671	4.00%
Less deferred fees and unearned discount	5,768	4,785	983
Less loans held for sale	560	1,460	(900)
Total loans	$2,404,132	2,311,544	$92,588

Loans as a percentage of deposits	93.86%	88.80%
Loans as a percentage of total assets	77.53%	75.02%

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
June 30, 2018
Commercial and industrial	$304,124	$230,646	$31,080	$565,850
Real estate:
Commercial real estate	119,551	452,749	207,924	780,224
Construction and development	126,727	279,338	43,325	449,390
1-4 family residential	18,495	46,303	214,429	279,227
Multi-family residential	34,148	26,607	168,854	229,609
Consumer	27,263	14,455	115	41,833
Agricultural	9,643	1,308	—	10,951
Other	24,490	27,106	1,780	53,376
Total loans	$664,441	$1,078,512	$667,507	$2,410,460
Fixed rate loans	$164,067	$606,077	$273,882	$1,044,026
Variable rate loans	500,374	472,435	393,625	1,366,434

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
December 31, 2017
Commercial and industrial	$324,434	$183,915	$51,014	$559,363
Real estate:
Commercial real estate	109,920	434,390	193,983	738,293
Construction and development	149,227	234,783	65,201	449,211
1-4 family residential	19,332	48,563	190,689	258,584
Multi-family residential	56,855	25,229	138,221	220,305
Consumer	25,169	14,652	612	40,433
Agricultural	9,820	1,436	—	11,256
Other	24,694	13,870	1,780	40,344
Total loans	$719,451	$956,838	$641,500	$2,317,789
Fixed rate loans	$212,052	$566,321	$252,419	$1,030,792
Variable rate loans	507,399	390,517	389,081	1,286,997

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

The components of nonperforming assets as of the dates indicated were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans by category:
Commercial and industrial	$ 1,734	$ 3,280
Real estate:
Commercial real estate	2,092	3,216
Construction and development	225	252
1-4 family residential	738	898
Consumer	4	—
Total nonaccrual loans	4,793	7,646
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	4,793	7,646
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	137	298
Residential real estate	—	407
Total foreclosed assets	137	705
Total nonperforming assets	$ 4,930	$ 8,351
Nonperforming loans to total loans	0.20%	0.33%
Nonperforming assets to total assets	0.16%	0.27%

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

The Company had no loans graded Loss or Doubtful at June 30, 2018 and December 31, 2017.

The internal ratings of our loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
June 30, 2018
Commercial and industrial	$548,993	$5,353	$11,504	$565,850
Real estate:
Commercial real estate	771,467	569	8,188	780,224
Construction and development	449,067	—	323	449,390
1-4 family residential	273,297	—	5,930	279,227
Multi-family residential	222,315	7,294	—	229,609
Consumer	41,555	246	32	41,833
Agricultural	10,921	—	30	10,951
Other	44,933	—	8,443	53,376
Total	$2,362,548	$13,462	$34,450	$2,410,460

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agricultural	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total	$2,255,908	$19,571	$42,310	$2,317,789

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

As of June 30, 2018, the allowance for loan losses totaled $25.7 million, or 1.07% of gross loans and as of December 31, 2017, the allowance for loan losses totaled $24.8 million, or 1.07%, of gross loans. Our allowance for loan losses as of June 30, 2018, increased by $968,000 or 3.91%, compared to December 31, 2017 due to the increase in loans during the six months ended June 30, 2018.

Activity in the allowance for loan losses as of the dates indicated was as follows:

	For the Six	For the Year
	Months Ended	Ended
(Dollars in thousands)	June 30, 2018	December 31, 2017
Allowance for loan losses at beginning of period	$24,778	$25,006
Provision (recapture) for loan losses	1,555	(338)
Charge-offs:
Commercial and industrial	861	904
Real estate:
Commercial real estate	—	120
1-4 family residential	4	8
Consumer	—	93
Total charge-offs	865	1,125
Recoveries:
Commercial and industrial	263	1,110
Real estate:
Commercial real estate	8	9
1-4 family residential	2	13
Consumer	5	43
Agricultural	—	52
Other	—	8
Total recoveries	278	1,235
Net (charge-offs) recoveries	(587)	110
Allowance for loan losses at end of period	$25,746	$24,778
Allowance for loan losses to end of period loans	1.07%	1.07%
Net charge-offs to average loans (1)	0.05%	0.00%

(1)	The ratio calculations for the six months ended June 30, 2018 were annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	June 30, 2018		December 31 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,648	29.7%	$7,257	29.3%
Real estate:
Commercial real estate	10,930	42.4%	10,375	41.9%
Construction and development	3,335	13.0%	3,482	14.0%
1-4 family residential	1,404	5.4%	1,326	5.4%
Multi-family residential	1,479	5.7%	1,419	5.7%
Consumer	479	1.9%	566	2.3%
Agricultural	66	0.3%	68	0.3%
Other	405	1.6%	285	1.1%
Total allowance for loan losses	$25,746	100.0%	$24,778	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2018, the carrying amount of our securities totaled $230.4 million compared to $223.2 million as of December 31, 2017, an increase of $7.2 million, or 3.22%. The increase was the result of purchases of collateralized mortgage obligations and mortgage-backed securities outpacing repayments, partially offset by changes in the fair value of the portfolio driven by changing market interest rates. Securities represented 7.43% and 7.24% of total assets as of June 30, 2018 and December 31, 2017, respectively. Amortized cost and estimated fair value of our investments in debt securities as of the dates shown was as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018
Debt securities available for sale:
State and municipal securities	$61,355	$413	$(660)	$61,108
U.S. agency securities:
Debt securities	17,315	—	(584)	16,731
Collateralized mortgage obligations	67,554	17	(1,747)	65,824
Mortgage-backed securities	88,140	153	(2,668)	85,625
Other securities	1,116	—	(43)	1,073
Total available for sale securities	$235,480	$583	$(5,702)	$230,361
Debt securities held to maturity:
Mortgage-backed securities	$32	$2	$—	$34

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total available for sale securities	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

Our mortgage‑backed securities at June 30, 2018 and December 31, 2017, were agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our portfolio.

Amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted-average yield based on estimated annual income divided by the average amortized cost of our debt securities portfolio as of the dates indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
June 30, 2018
State and municipal securities	$2,114	2.54%	$8,830	2.50%	$4,084	2.66%	$46,080	2.79%	$61,108	2.73%
U.S. agency securities:
Debt securities	—	—%	16,731	1.70%	—	—%	—	—%	16,731	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	65,824	2.75%	65,824	2.75%
Mortgage-backed securities	23	3.10%	1,061	2.85%	4,416	3.58%	80,157	2.60%	85,657	2.65%
Other securities	1,073	2.16%	—	—%	—	—%	—	—%	1,073	2.16%
Total debt securities	$3,210	2.41%	$26,622	2.00%	$8,500	3.13%	$192,061	4.93%	$230,393	2.63%

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2017
State and municipal securities	$5,107	2.14%	$9,999	2.47%	$2,265	2.44%	$44,545	2.85%	$61,916	2.71%
U.S. agency securities:
Debt securities	—	—%	15,005	1.68%	1,940	1.86%	—	—%	16,945	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	61,253	2.52%	61,253	2.52%
Mortgage-backed securities	—	—%	1,631	2.83%	5,143	3.55%	75,233	2.46%	82,007	2.53%
Other securities	1,087	2.13%	—	—%	—	—%	—	—%	1,087	2.13%
Total debt securities	$6,194	2.14%	$26,635	2.04%	$9,348	2.91%	$181,031	2.57%	$223,208	2.51%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of our securities portfolio was 5.5 years with an estimated modified duration of 4.7 years as of June 30, 2018. As of June 30, 2018, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels and personalized service to attract and retain these deposits. Total deposits as of June 30, 2018, were $2.6 billion, a decrease of $41.7 million, or 1.60%, compared to $2.6 billion as of December 31, 2017. Noninterest‑bearing deposits as of June 30, 2018, were $1.1 billion, an increase of $4.4 million, or 0.39%, compared to $1.1 billion as of December 31, 2017. Total interest‑bearing account balances as of June 30, 2018, were $1.4 billion, a decrease of $46.1 million, or 3.08% from $1.5 billion as of December 31, 2017. The changes in deposits from December 31, 2017 to June 30, 2018 are due to normal fluctuations in customer activities.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$342,890	13.4%	$363,015	14.0%
Money market accounts	650,747	25.4%	702,299	27.0%
Saving accounts	97,576	3.8%	95,842	3.7%
Certificates and other time deposits, $100,000 or greater	164,464	6.4%	172,469	6.6%
Certificates and other time deposits, less than $100,000	191,442	7.5%	159,558	6.1%
Total interest-bearing deposits	1,447,119	56.5%	1,493,183	57.4%
Noninterest-bearing deposits	1,114,155	43.5%	1,109,789	42.6%
Total deposits	$2,561,274	100.0%	$2,602,972	100.0%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Three months or less	$67,091	$63,482
Over three months through six months	46,819	57,471
Over six months through 12 months	110,291	84,476
Over 12 months through three years	110,701	102,864
Over three years	21,004	23,734
Total	$355,906	$332,027

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the six months ended June 30, 2018 were computed on an annualized basis.

	For the Six Months Ended		For the Year Ended
	June 30, 2018		December 31, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$351,448	0.22%	$349,672	0.22%
Savings accounts	95,064	0.06%	88,883	0.06%
Money market accounts	705,831	0.65%	721,327	0.58%
Certificates and other time deposits, $100,000 or greater	165,087	0.57%	175,793	0.54%
Certificates and other time deposits, less than $100,000	167,347	1.12%	167,675	1.01%
Total interest-bearing deposits	1,484,777	0.55%	1,503,350	0.51%
Noninterest-bearing deposits	1,104,451	—	1,031,707	—
Total deposits	$2,589,228	0.32%	$2,535,057	0.30%

The ratio of average noninterest‑bearing deposits to average total deposits was 42.66% for the three months ended June 30, 2018 and 40.70% for the year ended December 31, 2017.

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

As of June 30, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to June 30, 2018.

Junior Subordinated Debt. In connection with the acquisition of Crosby Bancshares, Inc. during 2008, we assumed $5.2 million in junior subordinated debentures underlying common securities and trust preferred securities. The subordinated debt securities have a due date of December 15, 2035 and interest is payable quarterly. The interest rate of the debt is equal to the LIBOR, plus 1.44%, reset quarterly, which was 3.78% at June 30, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

In connection with the acquisition of County Bancshares, Inc. during 2007, we assumed $5.7 million in junior subordinated debt underlying common securities and trust preferred securities. In 2015, we purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million. The subordinated debt securities have a due date of April 7, 2035 and interest is payable quarterly. The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 4.35% at June 30, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the six months ended June 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing security and loan portfolios. Although access to advances from the FHLB are available as discussed above, we do not generally rely on this external funding source.

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of June 30, 2018 and December 31, 2017, total borrowing capacity of $822.1 million and $793.3 million, respectively, was available under this arrangement. As of June 30, 2018, $50.0 million was borrowed on this line on a short-term basis at a rate of 2.19%. As of December 31, 2017, there were no outstanding FHLB advances.

As of June 30, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2018 and December 31, 2017.

The composition of our funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2018	December 31, 2017
Sources of funds:
Deposits:
Interest-bearing	48.2%	50.5%
Noninterest-bearing	35.9%	34.7%
Repurchase agreements	0.1%	0.1%
FHLB advances	—%	—%
Note payable	—%	0.7%
Junior subordinated debt	0.3%	0.4%
Other liabilities	0.7%	0.7%
Shareholders’ equity	14.8%	12.9%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.3%	74.2%
Debt securities	7.3%	7.4%
Federal funds sold and other interest-earning assets	7.4%	9.2%
Nonmarketable equity securities	0.5%	0.5%
Other noninterest-earning assets	8.5%	8.7%
Total uses	100.0%	100.0%
Average loans to average deposits	90.7%	87.0%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2018, we had $800.9 million in outstanding commitments to extend credit and $26.4 million in commitments associated with outstanding standby and commercial letters of credit, compared to $688.0 million in outstanding commitments to extend credit and $29.0 million in commitments associated with outstanding standby and commercial letters of credit as of December 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2018, we had cash and cash equivalents of $245.3 million, compared to $326.2 million as of December 31, 2017. The decrease was primarily due to an increase in gross loans of $92.7 million.

Capital Resources

Total shareholders’ equity increased to $461.2 million as of June 30, 2018, compared to $446.2 million as of December 31, 2017, an increase of $15.0 million, or 3.4%, after giving effect to $2.5 million in dividends to common shareholders declared during the six months ended June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums.

As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 379,245	14.1%	$ 121,220	4.5%	$ 188,565	7.0%	N/A	N/A
Bank Only	$ 338,779	12.6%	$ 121,215	4.5%	$ 188,556	7.0%	$ 175,088	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 385,645	14.3%	$ 161,627	6.0%	$ 228,971	8.5%	N/A	N/A
Bank Only	$ 338,779	12.6%	$ 161,619	6.0%	$ 228,961	8.5%	$ 215,493	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 411,769	15.3%	$ 215,502	8.0%	$ 282,847	10.5%	N/A	N/A
Bank Only	$ 364,902	13.6%	$ 215,493	8.0%	$ 282,834	10.5%	$ 269,366	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 385,645	12.9%	$ 119,893	4.0%	$ 119,893	4.0%	N/A	N/A
Bank Only	$ 338,777	11.3%	$ 119,617	4.0%	$ 119,617	4.0%	$ 149,522	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with our contractual obligations, as of the dates indicated were as follows.

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
June 30, 2018
Non-cancelable future operating leases	$1,701	$2,932	$3,085	$10,089	$17,807
Certificates of deposit	224,201	110,701	21,004	—	355,906
Junior subordinated debt	—	—	—	6,726	6,726
Total	$225,902	$113,633	$24,089	$16,815	$380,439
December 31, 2017
Non-cancelable future operating leases	$1,573	$2,803	$2,975	$10,833	$18,184
Certificates of deposit	205,429	102,864	23,734	—	332,027
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,002	$105,667	$26,709	$17,559	$356,937

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

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
June 30, 2018
Standby and commercial letters of credit	$25,676	$697	$—	$—	$26,373
Commitments to extend credit	463,570	258,883	39,004	39,452	800,909
Total	$489,246	$259,580	$39,004	$39,452	$827,282
December 31, 2017
Standby and commercial letters of credit	$27,996	$981	$—	$—	$28,977
Commitments to extend credit	386,505	257,223	25,546	18,775	688,049
Total	$414,501	$258,204	$25,546	$18,775	$717,026

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	June 30, 2018		December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Interest	of Equity	Interest	of Equity
+ 300	16.3%	(4.2)%	19.6%	3.9%
+ 200	11.4%	(3.6)%	13.5%	5.5%
+ 100	6.1%	(1.3)%	6.9%	6.4%
Base	—%	—%	—%	—%
−100	(6.2)%	(7.3)%	(7.2)%	(10.3)%

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

	June 30,	December 31,
(Dollars in thousands, except per share data)	2018	2017
Tangible Equity
Total shareholders’ equity	$461,195	$446,214
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,276	6,770
Tangible equity	$373,969	$358,494
Tangible Assets
Total assets	$3,100,760	$3,081,083
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,276	6,770
Tangible assets	$3,013,534	$2,993,363

Common shares outstanding (1) (2)	24,859	24,833

Book value per share	$18.55	$17.97
Tangible book value per share	$15.04	$14.44

Total shareholders’ equity to total assets	14.87%	14.48%
Tangible equity to tangible assets	12.41%	11.98%

(1)	Excludes the dilutive effect, if any, of 234,922 and 260,322 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2018 and December 31, 2017, respectively.
(2)	Excludes the dilutive effect, if any, of 231,080 and 212,580 shares of restricted stock issuable upon vesting as of June 30, 2018 and December 31, 2017, respectively.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: July 30, 2018	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2018	/s/ Robert T. Pigott, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)