Form 10-Q
period 2018-09-30
CBTX, Inc.
filed 2018-10-31
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of October 26, 2018, there were 25,961,584 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 230,080 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$51,980	$59,255
Interest-bearing deposits at other financial institutions	229,660	266,944
Total cash and cash equivalents	281,640	326,199
Time deposits in other banks	—	600
Debt securities	222,493	223,208
Equity investments	15,101	12,226
Loans held for sale	384	1,460
Loans, net of allowance for loan loss of $24,486 and $24,778 at September 30, 2018 and December 31, 2017, respectively	2,438,711	2,286,766
Premises and equipment, net	52,032	53,607
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $14,678 and $13,930 at September 30, 2018 and December 31, 2017, respectively	6,038	6,770
Bank-owned life insurance	71,070	68,010
Deferred tax asset, net	7,710	5,780
Repossessed real estate and other assets	175	705
Other assets	14,149	14,802
Total assets	$3,190,453	$3,081,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,144,985	$1,109,789
Interest-bearing deposits	1,545,095	1,493,183
Total deposits	2,690,080	2,602,972
Repurchase agreements	1,351	1,525
Junior subordinated debt	6,726	6,726
Other liabilities	20,445	23,646
Total liabilities	2,718,602	2,634,869
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,731,504 shares issued at September 30, 2018 and December 31, 2017, 24,858,632 and 24,833,232 shares outstanding at September 30, 2018 and December 31, 2017, respectively	257	257
Additional paid-in capital	344,222	343,249
Retained earnings	147,768	118,353
Treasury stock, at cost (872,872 and 898,272 shares held at September 30, 2018 and December 31, 2017, respectively)	(14,825)	(15,256)
Accumulated other comprehensive loss, net of tax of $1,482 and $104 at September 30, 2018 and December 31, 2017, respectively.	(5,571)	(389)
Total shareholders’ equity	471,851	446,214
Total liabilities and shareholders’ equity	$3,190,453	$3,081,083

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$31,513	$27,129	$90,468	$79,642
Debt securities	1,535	1,334	4,478	3,990
Federal Funds and interest-bearing deposits	1,617	1,106	3,931	2,661
Total interest income	34,665	29,569	98,877	86,293
Interest expense
Deposits	2,961	1,964	7,035	5,659
Repurchase agreements	1	2	3	5
Federal Home Loan Bank advances	61	—	73	—
Note payable	4	269	11	784
Junior subordinated debt	112	83	314	236
Total interest expense	3,139	2,318	7,436	6,684
Net interest income	31,526	27,251	91,441	79,609
Provision (recapture) for loan losses	(1,142)	(1,654)	413	(1,388)
Net interest income after provision for loan losses	32,668	28,905	91,028	80,997
Noninterest income
Deposit account service charges	1,597	1,395	4,572	4,412
Net gain on sale of assets	152	828	492	1,531
Card interchange fees	922	803	2,820	2,512
Earnings on bank-owned life insurance	443	459	1,359	1,120
Other	412	601	1,150	1,485
Total noninterest Income	3,526	4,086	10,393	11,060
Noninterest expense
Salaries and employee benefits	12,499	11,829	37,690	34,552
Net occupancy expense	2,428	2,221	7,126	6,805
Regulatory fees	488	458	1,546	1,689
Data processing	664	662	2,013	1,955
Printing, stationery and office	503	348	1,394	1,065
Amortization of intangibles	245	267	748	816
Professional and director fees	809	606	2,414	1,937
Correspondent bank and customer related transaction expenses	66	67	201	219
Loan processing costs	102	115	295	320
Advertising, marketing and business development	437	266	1,418	953
Repossessed real estate and other asset expense	3	340	65	543
Security and protection expense	346	331	959	1,055
Telephone and communications	342	311	1,122	972
Other expenses	1,032	1,196	3,269	3,422
Total noninterest expense	19,964	19,017	60,260	56,303
Net income before income tax expense	16,230	13,974	41,161	35,754
Income tax expense	3,207	3,927	7,984	10,140
Net income	$13,023	$10,047	$33,177	$25,614
Earnings per common share
Basic	$0.52	$0.46	$1.34	$1.16
Diluted	$0.52	$0.45	$1.33	$1.16

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$13,023	$10,047	$33,177	$25,614
Unrealized gains (losses) on debt securities available for sale arising during the period, net	(1,957)	253	(6,583)	1,673
Reclassification adjustments for net realized gains included in net income	23	13	23	27
Change in related deferred income tax	407	(93)	1,378	(594)
Other comprehensive income (loss), net of tax	(1,527)	173	(5,182)	1,106
Total comprehensive income	$11,496	$10,220	$27,995	$26,720

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2016	22,971,504	$230	$278,501	$95,274	(909,432)	$(15,446)	$(922)	$357,637
Net income	—	—	—	25,614	—	—	—	25,614
Dividends on common stock, $0.15 per share	—	—	—	(3,309)	—	—	—	(3,309)
Stock-based compensation expense	—	—	56	—	—	—	—	56
Exercise of stock options	—	—	—	—	1,000	17	—	17
Other comprehensive income, net of tax	—	—	—	—	—	—	1,106	1,106
Balance at September 30, 2017	22,971,504	230	278,557	117,579	(908,432)	(15,429)	184	381,121

Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	33,177	—	—	—	33,177
Dividends on common stock, $0.15 per share	—	—	—	(3,762)	—	—	—	(3,762)
Stock-based compensation expense	—	—	1,154	—	—	—	—	1,154
Exercise of stock options	—	—	(181)	—	25,400	431	—	250
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,182)	(5,182)
Balance at September 30, 2018	25,731,504	$257	$344,222	$147,768	(872,872)	$(14,825)	$(5,571)	$471,851

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$33,177	$25,614
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for loan losses	413	(1,388)
Depreciation	2,483	2,538
Deferred income tax provision (benefit)	(553)	535
Amortization of intangibles	748	816
Valuation adjustments on repossessed real estate and other assets	—	341
Net realized gains on debt securities	(42)	(44)
Net gains on sales of assets	(492)	(1,531)
Earnings on bank-owned life insurance	(1,359)	(1,120)
Amortization of premiums on securities	841	965
Stock-based compensation expense	1,154	56
Change in operating assets and liabilities:
Loans held for sale	1,398	516
Other assets	641	(4,372)
Other liabilities	(3,236)	4,088
Total adjustments	1,996	1,400
Net cash provided by operating activities	35,173	27,014
Cash flows from investing activities:
Purchases of debt securities	(336,204)	(267,970)
Proceeds from sales, calls and maturities of debt securities	312,840	240,802
Principal repayments of debt securities	16,720	15,208
Net contributions to equity investments	(2,875)	(28)
Net decrease in time deposits in other banks	600	—
Net increase in loans	(163,908)	(73,796)
Sales of loan participations	40,871	30,826
Purchases of loan participations	(31,453)	(4,091)
Proceeds from sales of U.S. Small Business Administration loans	1,972	2,173
Purchases of bank-owned life insurance	(1,700)	(15,000)
Proceeds from sales of repossessed real estate and other assets	856	1,910
Purchases of premises and equipment	(909)	(699)
Proceeds from sales of premises and equipment	—	2,977
Net cash used in investing activities	(163,190)	(67,688)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	35,196	26,330
Net increase (decrease) in interest-bearing deposits	51,912	(12,463)
Net decrease in securities sold under agreements to repurchase	(174)	(104)
Proceeds from exercise of stock options	250	17
Repayments of note payable	—	(3,322)
Dividends paid on common stock	(3,726)	(3,309)
Net cash provided by financing activities	83,458	7,149
Net decrease in cash, cash equivalents and restricted cash	(44,559)	(33,525)
Cash, cash equivalents and restricted cash, beginning	326,199	382,103
Cash, cash equivalents and restricted cash, ending	$281,640	$348,578

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2018 and December 31, 2017, consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, consolidated shareholders’ equity for the nine months ended September 30, 2018 and 2017 and consolidated cash flows for the nine months ended September 30, 2018 and 2017.

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

Accounting Standards Not Yet Adopted

ASU 2016‑02, Leases (Topic 842): ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10, Codification Improvements to Topic 842, Leases was issued in July 2018 to clarify narrow aspects of ASU 2016-02. In addition, ASU 2018-11, Leases (Topic 842) was also issued in July 2018 and allows application of ASU 2016-02 at the date of the adoption date and recognize a cumulative-effect adjustment to retained earnings. Prior to the issuance of ASU 2018-11, transition to the new lease accounting under ASU 2016-02 required using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016‑02 will be effective for the Company on January 1, 2019. The Company will use the modified retrospective approach and intends to elect the available practical expedients on adoption.

This standard is anticipated to have a material impact on the Company’s consolidated balance sheets, but is not expected to have a material impact on the Company’s consolidated income statements. The Company is nearing completion of the assessment of the impacts of the standard and currently expects that the most significant impact will be an increase in assets due to the addition of  right-of-use assets for assets underlying its operating leases and an increase in liabilities reflecting its liability to make the lease payments under these operating leases.

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

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASC 606, as applicable. A majority of the Company’s revenue-generating transactions are not subject to ASC 606, such as interest and fees on loans, income from debt securities, income from federal funds and interest-bearing deposits. Our revenue-generating activities that are within the scope of ASC 606, are included in our condensed consolidated income statements in noninterest income. See table below. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged either on a periodic basis or based on activity.

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Deposit account service charges	$4,572	$4,412
Net gain on sale of assets	492	1,531
Card interchange fees	2,820	2,512

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

Net gain on sale of assets—– this is comprised of gains on sales of fixed assets, gains on sales of loans and gains on sales of other real estate owned, or OREO. Gains on sales of loans are excluded from ASC 606. The performance obligation in the sale of OREO or fixed assets is delivery of control over the property to the buyer. The Company does not typically provide financing and the transaction price is identified in the purchase and sale agreement.  If the Company provides financing, the Company must determine a transaction price depending on if the sales contract is at market terms and taking into account the credit risk inherent in the sale agreement.

Card interchange fees—– this is comprised of fees generated from debit card transactions. Revenue is recognized when our performance obligation is completed generally when a transaction is completed. Payment for such performance obligations are generally received at the time the performance obligation is satisfied.

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $20.0 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively. Additionally, as of September 30, 2018 and December 31, 2017, the Company had $1.6 million in cash collateral used in our interest rate swap transactions.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for taxes	$7,827	$9,515
Cash paid for interest on deposits and repurchase agreements	6,943	5,718
Cash paid for interest on notes payable	—	780
Cash paid for interest on junior subordinated debt	300	230
Supplemental disclosures of non-cash flow information:
Dividends accrued for restricted stock	44	—
Repossessed real estate and other assets	312	583

NOTE 2: DEBT SECURITIES

The amortized cost and fair values of investments in debt securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018
Debt securities available for sale:
State and municipal securities	$56,155	$119	$(1,150)	$55,124
U.S. agency securities:
Debt securities	17,315	—	(628)	16,687
Collateralized mortgage obligations	66,737	8	(2,206)	64,539
Mortgage-backed securities	88,185	95	(3,239)	85,041
Other securities	1,123	—	(52)	1,071
Total	$229,515	$222	$(7,275)	$222,462
Debt securities held to maturity:
Mortgage-backed securities	$31	$2	$—	$33

December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

The amortized cost and estimated fair value of debt securities, by contractual maturity, as of the dates shown below are as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
September 30, 2018
Amounts maturing in:
1 year or less	$3,232	$3,186	$—	$—
1 year through 5 years	22,692	22,081	—	—
5 years through 10 years	8,266	8,285	—	—
After 10 years	195,325	188,910	31	33
	$229,515	$222,462	$31	$33
December 31, 2017
Amounts maturing in:
1 year or less	$6,203	$6,194	$—	$—
1 year through 5 years	26,811	26,635	—	—
5 years through 10 years	9,215	9,348	—	—
After 10 years	181,439	180,998	33	35
	$223,668	$223,175	$33	$35

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $6.6 million and $6.1 million were sold in the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, debt securities with a carrying amount of approximately $43.5 million and $58.7 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company held 74 debt securities at September 30, 2018 and 52 debt securities at December 31, 2017, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the debt securities were acquired. The fair value of these debt securities is expected to recover as the debt securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018 and December 31, 2017, management believes the unrealized losses detailed in the table below are temporary and no impairment loss has been recorded in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2018 and 2017.

Debt securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2018
Debt securities available for sale:
State and municipal securities	$33,882	$(745)	$6,498	$(405)
U.S. agency securities:
Debt securities	—	—	16,687	(628)
Collateralized mortgage obligations	41,123	(1,219)	20,718	(987)
Mortgage-backed securities	39,505	(994)	39,222	(2,245)
Other securities	—	—	1,071	(52)
	$114,510	$(2,958)	$84,196	$(4,317)
December 31, 2017
Debt securities available for sale:
State and municipal securities	$2,494	$(3)	$6,516	$(115)
U.S. agency securities:
Debt securities	4,464	(55)	12,481	(315)
Collateralized mortgage obligations	44,116	(380)	9,938	(295)
Mortgage-backed securities	22,079	(123)	32,538	(743)
Other securities	—	—	1,087	(17)
	$73,153	$(561)	$62,560	$(1,485)

NOTE 3: LOANS

Loans by loan class as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Commercial and industrial	$569,334	23.1%	$559,363	24.1%
Real estate:
Commercial real estate	776,439	31.4%	738,293	31.9%
Construction and development	487,289	19.7%	449,211	19.4%
1-4 family residential	288,737	11.7%	258,584	11.2%
Multi-family residential	236,907	9.6%	220,305	9.5%
Consumer	39,807	1.6%	40,433	1.7%
Agriculture	11,609	0.5%	11,256	0.5%
Other	59,484	2.4%	40,344	1.7%
Total gross loans	2,469,606	100.0%	2,317,789	100.0%
Less deferred loan fees and unearned discounts	(6,025)		(4,785)
Less allowance for loan loss	(24,486)		(24,778)
Less loans held for sale	(384)		(1,460)
Loans, net	$2,438,711		$2,286,766

Accrued interest receivable for loans is $7.4 million and $6.1 million at September 30, 2018 and December 31, 2017, respectively and is included in other assets in the condensed consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2018 and 2017, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
September 30, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	24,453	35,000
Construction and development	—	5,871
	$31,453	$40,871
September 30, 2017
Commercial and industrial	$—	$12,317
Commercial real estate	—	16,016
Construction and development	4,091	2,493
	$4,091	$30,826

Loans Guaranteed by the Small Business Administration

The Company participates in the Small Business Administration, or SBA, loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the nine months ended September 30, 2018 and 2017 totaled $2.0 million and $2.2 million, respectively.

NOTE 4: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial and industrial	$2,161	$3,280
Real estate:
Commercial real estate	2,751	3,216
Construction and development	13	252
1-4 family residential	677	898
Consumer	—	—
Total	$5,602	$7,646

Interest income that would have been earned under the original terms of the nonaccrual loans was $220,000 and $314,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
September 30, 2018
Commercial and industrial	$351	$22	$1,263	$1,636	$567,698	$569,334	$—
Real estate:
Commercial real estate	523	154	1,866	2,543	773,896	776,439	—
Construction and development	87	13	—	100	487,189	487,289	—
1-4 family residential	98	114	35	247	288,490	288,737	—
Multi-family residential	—	—	—	—	236,907	236,907	—
Consumer	13	—	—	13	39,794	39,807	—
Agriculture	25	—	—	25	11,584	11,609	—
Other	—	—	—	—	59,484	59,484	—
Total loans	$1,097	$303	$3,164	$4,564	$2,465,042	$2,469,606	$—
December 31, 2017
Commercial and industrial	$943	$1,071	$2,535	$4,549	$554,814	$559,363	$—
Real estate:
Commercial real estate	337	841	1,866	3,044	735,249	738,293	—
Construction and development	400	—	—	400	448,811	449,211	—
1-4 family residential	807	—	143	950	257,634	258,584	—
Multi-family residential	—	—	—	—	220,305	220,305	—
Consumer	3	25	—	28	40,405	40,433	—
Agriculture	—	—	—	—	11,256	11,256	—
Other	—	—	—	—	40,344	40,344	—
Total loans	$2,490	$1,937	$4,544	$8,971	$2,308,818	$2,317,789	$—

Loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the nine months ended September 30, 2018 and 2017, which remain outstanding at the end of those periods were as follows:

			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2018
Commercial and industrial	4	$967	$921	$—	$46	$—
Commercial real estate	4	2,184	2,184	—	—	—
Total	8	$3,151	$3,105	$—	$46	$—
September 30, 2017
Commercial and industrial	5	$3,028	$2,019	$—	$1,009	$—
Commercial real estate	5	1,303	422	718	163	—
Total	10	$4,331	$2,441	$718	$1,172	$—

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

The recorded investment in troubled debt restructurings was $16.2 million and $18.2 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, $4.7 million and $4.8 million of restructured loans were nonaccrual loans and $11.5 million and $13.4 million of restructured loans were accruing interest as of those periods. At September 30, 2018, the Company has an outstanding commitment to potentially fund $103,000 on a line of credit restructured prior to 2018. At December 31, 2017, the Company had no commitments to loan additional funds to borrowers with loans that were restructured.

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

Activity in the allowance for loan losses segregated by loan class for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017 was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	2,218	(3,467)	124	1,126	211	(173)	3	371	413
Charge-offs	(1,136)	(9)	—	(3)	—	(1)	—	(3)	(1,152)
Recoveries	424	14	—	5	—	2	—	2	447
Net (charge-offs) recoveries	(712)	5	—	2	—	1	—	(1)	(705)
Ending balance	$8,763	$6,913	$3,606	$2,454	$1,630	$394	$71	$655	$24,486
Period-end amount allocated to:
Specific reserve	$542	$1	$—	$115	$—	$—	$—	$127	$785
General reserve	8,221	6,912	3,606	2,339	1,630	394	71	528	23,701
Total	$8,763	$6,913	$3,606	$2,454	$1,630	$394	$71	$655	$24,486

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	631	(1,137)	(1,234)	(16)	444	332	(27)	(381)	(1,388)
Charge-offs	(791)	—	—	—	—	(83)	—	—	(874)
Recoveries	945	7	—	12	—	24	17	8	1,013
Net (charge-offs) recoveries	154	7	—	12	—	(59)	17	8	139
Ending balance	$7,194	$9,640	$3,364	$1,282	$1,360	$626	$69	$222	$23,757
Period-end amount allocated to:
Specific reserve	$424	$—	$—	$132	$—	$—	$—	$—	$556
General reserve	6,770	9,640	3,364	1,150	1,360	626	69	222	23,201
Total	$7,194	$9,640	$3,364	$1,282	$1,360	$626	$69	$222	$23,757

Allocation of a portion of the allowance to one category of loans in the tables above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $378,000 recorded in other liabilities as of September 30, 2018 and December 31, 2017, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades the Company used as of September 30, 2018 and December 31, 2017:

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

The Company had no loans graded Loss or Doubtful at September 30, 2018 and December 31, 2017.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
September 30, 2018
Commercial and industrial	$553,492	5,041	10,801	$569,334
Real estate:
Commercial real estate	766,348	2,719	7,372	776,439
Construction and development	483,067	4,204	18	487,289
1-4 family residential	281,094	2,186	5,457	288,737
Multi-family residential	229,698	7,209	—	236,907
Consumer	39,539	246	22	39,807
Agriculture	11,580	—	29	11,609
Other	51,074	—	8,410	59,484
Total loans	$2,415,892	$21,605	$32,109	$2,469,606

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agriculture	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total loans	$2,255,908	$19,571	$42,310	$2,317,789

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
September 30, 2018
Commercial and industrial	$5,508	$4,327	$542	$4,869	$542	$6,266
Real estate:
Commercial real estate	6,316	5,501	604	6,105	1	6,610
Construction and development	13	13	—	13	—	182
1-4 family residential	4,558	2,607	1,837	4,444	115	4,650
Consumer	—	—	—	—	—	9
Other	8,332	—	8,332	8,332	127	8,101
Total loans	$24,727	$12,448	$11,315	$23,763	$785	$25,818

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2017
Commercial and industrial	$11,921	$6,100	$1,192	$7,292	$852	$12,090
Real estate:
Commercial real estate	9,646	8,625	667	9,292	64	9,438
Construction and development	296	252	—	252	—	323
1-4 family residential	5,003	3,050	1,874	4,924	119	3,369
Multi-family residential	—	—	—	—	—	2
Consumer	—	—	—	—	—	21
Agriculture	—	—	—	—	—	1
Other	7,152	7,152	—	7,152	—	7,616
Total loans	$34,018	$25,179	$3,733	$28,912	$1,035	$32,860

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
September 30, 2017
Commercial and industrial	$15,963	$10,673	$1,109	$11,782	$424	$13,626
Real estate:
Commercial real estate	11,575	11,350	—	11,350	—	9,313
Construction and development	305	265	—	265	—	364
1-4 family residential	5,000	3,036	1,887	4,923	132	2,536
Multi-family residential	8	1	—	1	—	4
Consumer	—	—	—	—	—	37
Agriculture	—	—	—	—	—	35
Other	5,176	5,176	—	5,176	—	7,439
Total loans	$38,027	$30,501	$2,996	$33,497	$556	$33,354

Interest income earned on impaired loans was $808,000 and $946,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s recorded investment in loans as of the dates shown below related to the balance in the allowance for loan losses based on the Company’s impairment methodology was as follows:

	September 30, 2018			December 31, 2017
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$4,869	$564,465	$569,334	$7,292	$552,071	$559,363
Real estate:
Commercial real estate	6,105	770,334	776,439	9,292	729,001	738,293
Construction and development	13	487,276	487,289	252	448,959	449,211
1-4 family residential	4,444	284,293	288,737	4,924	253,660	258,584
Multi-family residential	—	236,907	236,907	—	220,305	220,305
Consumer	—	39,807	39,807	—	40,433	40,433
Agriculture	—	11,609	11,609	—	11,256	11,256
Other	8,332	51,152	59,484	7,152	33,192	40,344
Total	$23,763	$2,445,843	$2,469,606	$28,912	$2,288,877	$2,317,789

An impairment analysis is performed for all loans graded substandard and placed on nonaccrual status. If management determines a loan is impaired, the loan is written down to its estimated realizable value through a charge to the allowance for loan losses. At September 30, 2018 and December 31, 2017, the allowance allocated to specific reserves for loans individually evaluated for impairment was $785,000 and $1.0 million, respectively.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$13,466	$13,466
Buildings and leasehold improvements	52,216	51,664
Furniture and equipment	15,237	14,887
Vehicles	202	202
	81,121	80,219
Less accumulated depreciation and amortization	(29,089)	(26,612)
Premises and equipment, net	$52,032	$53,607

Depreciation expense was $2.5 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $742,000 for the nine months ended September 30, 2017, were recognized and are included in net gain on sale of assets in the condensed consolidated statements of income. There were no dispositions of premises and equipment in the nine months ended September 30, 2018.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and there have been no changes in goodwill during the nine months ended September 30, 2018 or the year ended December 31, 2017. The Company’s other intangibles are being amortized over their estimated useful  lives of seven to 20 years. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at September 30, 2018 or December 31, 2017.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
September 30, 2018
Other intangible assets, net
Core deposits	5.4 years	$13,750	$(12,442)	$1,308
Customer relationships	10.3 years	6,629	(2,099)	4,530
Servicing assets	15.7 years	337	(137)	200
Total other intangible assets, net		$20,716	$(14,678)	$6,038
December 31, 2017
Other intangible assets, net
Core deposits	6.2 years	$13,750	$(12,051)	$1,699
Customer relationships	11.0 years	6,629	(1,767)	4,862
Servicing assets	17.3 years	321	(112)	209
Total other intangible assets, net		$20,700	$(13,930)	$6,770

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$209	$186
Increase from loan sales	38	58
Decrease from serviced loans paid off or foreclosed	(22)	—
Amortization	(25)	(26)
Balance at end of period	$200	$218

NOTE 8: DEPOSITS

Deposits as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Interest-bearing demand accounts	$367,120	$363,015
Money market accounts	722,382	702,299
Saving accounts	94,344	95,842
Certificates and other time deposits, $100,000 or greater	182,552	172,469
Certificates and other time deposits, less than $100,000	178,697	159,558
Total interest-bearing deposits	1,545,095	1,493,183
Noninterest-bearing deposits	1,144,985	1,109,789
Total deposits	$2,690,080	$2,602,972

At September 30, 2018 and December 31, 2017, the Company had $46.4 million and $45.3 million in deposits from public entities and brokered deposits of $109.8 million and $88.3 million, respectively. The Company had no major concentrations of deposits at September 30, 2018 or December 31, 2017 from any single or related groups of depositors.

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

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $240 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2018.

As of September 30, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to September 30, 2018.

Additional Lines of Credit

The Federal Home Loan Bank System, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain loans. As of September 30, 2018 and December 31, 2017, total borrowing capacity of $893.3 million and $793.3 million, respectively, was available under this arrangement. During the second and third quarter of 2018, we borrowed under this agreement on a short-term basis and as of September 30, 2018 and December 31, 2017, there were no outstanding FHLB advances.

As of September 30, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2018 or December 31, 2017.

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

The interest rate of the debt is equal to the London Interbank Offered Rate of U.S. Dollar deposits in Europe, or LIBOR, plus 1.44%, reset quarterly, which was 3.77% at September 30, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

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

The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 4.34% at September 30, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

NOTE 11: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include stockholders, and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $200.5 million and $205.8 million in loans to related parties at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At September 30, 2018 and December 31, 2017, the Company had approximately $75.0 million and $69.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $236.2 million and $224.4 million at September 30, 2018 and December 31, 2017, respectively.

Advertising—The Company incurred advertising expenses of approximately $0 and $71,000 for the nine months ended September 30, 2018 and 2017, respectively, to a vendor that is solely owned by a director of the Company.

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

During the nine months ending September 30, 2018 and the year ended December 31, 2017, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

	September 30, 2018	December 31, 2017
(Dollars in thousands)	Fair Value	Fair Value
Financial assets:
Level 1 inputs:
Debt securities available for sale
Other securities	$1,071	$1,087
Level 2 inputs:
Debt securities available for sale
State and municipal securities	55,124	61,916
U.S. Agency Securities:
Debt securities	16,687	16,945
Collateralized mortgage obligations	64,539	61,253
Mortgage-backed securities	85,041	81,974
Interest rate swaps with customers	7	340
Interest rate swaps with financial institutions	1,708	426
Total financial assets	$224,177	$223,941
Financial liabilities:
Level 2 inputs:
Interest rate swaps with customers	$1,708	$426
Interest rate swaps with financial institutions	7	340
Total financial liabilities	$1,715	$766

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

Certain assets measured at fair value on a non‑recurring basis as of the dates shown below were as follows:

	September 30, 2018	December 31, 2017
	Level 3	Level 3
(Dollars in thousands)	Inputs	Inputs
Impaired loans:
Commercial and industrial	$—	$340
Commercial real estate	603	603
1-4 family residential	1,722	1,755
Other	8,205	—
Total impaired loans	$10,530	$2,698

Non‑Financial Assets and Non‑Financial Liabilities

The Company does not have any non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment. Non‑financial assets measured at fair value on a non‑recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge‑off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write‑down included in other non‑interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the nine months ended September 30, 2018 and during 2017, we used Level 2 inputs for our fair value measurements for foreclosed assets.

Foreclosed assets that were remeasured subsequent to initial recognition and reported at fair value as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$175	$881
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$175	$881
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$227
Write-downs included in other noninterest expense	—	(51)
Fair value	$—	$176

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

	September 30, 2018		December 31, 2017
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$51,980	$51,980	$59,255	$59,255
Interest bearing deposits in banks	229,660	229,660	266,944	266,944
Debt securities available for sale	1,071	1,071	1,087	1,087
Level 2 inputs:
Time deposits in other banks	—	—	600	600
Debt securities available for sale	221,391	221,391	222,088	222,088
Debt securities held to maturity	33	31	35	33
Bank-owned life insurance	71,070	71,070	68,010	68,010
Servicing asset	200	200	209	209
Accrued interest receivable	8,419	8,419	7,429	7,429
Interest rate swaps with customers	7	7	340	340
Interest rate swaps with financial institutions	1,708	1,708	426	426
Level 3 inputs:
Equity investments	15,101	15,101	12,226	12,226
Loans, including held for sale, net	2,443,014	2,439,095	2,299,742	2,288,226
Total financial assets	$3,043,654	$3,039,733	$2,938,391	$2,926,873
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,144,985	$1,144,985	$1,109,789	$1,109,789
Level 2 inputs:
Interest-bearing deposits	1,474,684	1,545,095	1,437,013	1,493,183
Repurchase agreements	1,351	1,351	1,525	1,525
Federal Home Loan Bank advances	—	—	—	—
Junior subordinated debt	6,726	6,726	6,726	6,726
Accrued interest payable	555	555	374	374
Interest rate swaps with customers	1,708	1,708	426	426
Interest rate swaps with financial institutions	7	7	340	340
Total financial liabilities	$2,630,016	$2,700,427	$2,556,193	$2,612,363

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

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	3,294	1,189
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	2,395	1,625
Total	$15,101	$12,226

Banks that are members of the FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank Stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted and they lack a market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

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

Our equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less that the carrying amount of that investment. There were no such qualitative indicators as of September 30, 2018.

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, variable	$737,355	$626,441
Commitments to extend credit, fixed	93,007	61,608
	$830,362	$688,049

Standby letters of credit	$26,485	$28,977

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2018 and December 31, 2017, no such deterioration was determined by management.

At September 30, 2018 and December 31, 2017, the Company had 12 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Derivative instruments outstanding as of as of the dates listed shown were as follows:

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
September 30, 2018
Interest rate swaps with customers	Other Assets	$3,296	$7	5.89% - 7.25%	LIBOR 1M + 3.00% - 3.20%	2.96 years
Interest rate swaps with financial institution	Other Assets	35,556	1,708	4.00% - 5.65%	LIBOR 1M + 2.50% - 3.25%	7.89 years
Interest rate swaps with customers	Other Liabilities	35,556	(1,708)	4.00% - 5.65%	LIBOR 1M + 2.50% - 3.25%	7.89 years
Interest rate swaps with financial institution	Other Liabilities	3,296	(7)	5.89% - 7.25%	LIBOR 1M + 3.00% - 3.20%	2.96 years
Total derivatives not designated as hedging instruments		$77,704	$—

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2017
Interest rate swaps with customers	Other Assets	$25,882	$340	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Interest rate swaps with financial institution	Other Assets	16,579	426	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with customers	Other Liabilities	16,579	(426)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with financial institution	Other Liabilities	25,882	(340)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Total derivatives not designated as hedging instruments		$84,922	$—

Repurchase Agreements

At September 30, 2018 and December 31, 2017, the Company had outstanding funds amounting to $1.4 million and $1.5 million respectively, received from the sale of securities that were sold under agreements to repurchase. Securities subject to the transfer of ownership under the repurchase agreements are included in pledged securities, and the carrying value of these securities is disclosed in Note 2. The Company transacts these repurchase agreements with its customers and pays interest rates on these funds according to the terms of each repurchase agreement.

Contingent Liabilities

The Company is committed to contribute capital into two private investment funds and a limited partnership under the Small Business Investment Company program of the SBA. At September 30, 2018 and December 31, 2017, the Company had $3.0 million and $3.8 million, respectively, in outstanding unfunded commitments to these funds which are subject to call. Cumulative capital contributions to these funds of $2.4 million and $1.6 million are included in other investments in the Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

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

Lease Commitments

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases of premises and equipment was approximately $1.4 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively, and is reflected in net occupancy expense on the condensed consolidated statements of income.

NOTE 14: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan in which substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution. The Company, also at its discretion, may make additional contributions during the Plan year. For the nine months ended September 30, 2018 and 2017, the Company contributed $1.4 million and $1.3 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance based incentive bonus compensation. As part of this compensation arrangement, the Company will contribute one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue a market rate of interest and are payable to the employees upon separation from the Bank provided the Plan’s vesting arrangements have been met. At September 30, 2018 and December 31, 2017, the amount payable, including interest, for this deferred plan was approximately $2.5 million and $2.4 million respectively, and is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was approximately $441,000 and $503,000 at September 30, 2018 and December 31, 2017, respectively, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was approximately $195,000 and $32,000 at September 30, 2018 and December 31, 2017, determined using discounted cash flows and is included in other liabilities in the condensed consolidated balance sheets.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if we terminate the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees  will be entitled to an aggregate amount estimated to be $4.1 million at September 30, 2018, in accordance with the terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. The Company’s initial public offering completed November 10, 2017 triggered the change of control provisions of these agreement and we paid these employees an aggregate amount of $2.5 million during the nine months ended September 30, 2018.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At September 30, 2018, 959,200 options were available for future grant under the 2014 Plan.

On September 13, 2017, the Company’s shareholders approved the Company’s 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At September 30, 2018, 368,920 share-based awards were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	For the Nine Months Ended September 30,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
(Dollars in thousands, except per share data)	Options	Price	Options	Price
Outstanding at beginning of period	260,322	$16.00	248,314	$12.80
Granted	—	$—	80,000	$21.00
Forfeited	—	$—	(12,160)	$11.24
Exercised	(25,400)	$9.85	(1,000)	$16.80
Outstanding at end of period	234,922	$16.67	315,154	$14.93

Cash received due to exercise of stock options during the nine months ended September 30, 2018 and 2017 was $250,000 and $17,000, respectively.

The following tables summarizes our stock options as of the dates shown below.

	September 30, 2018
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	134,723	100,199	234,922
Weighted-average exercise price per share	$14.54	$19.53	$16.67
Aggregate intrinsic value (in thousands)	$2,829	$1,605	$4,433
Weighted-average contractual term (years)	5.5	8.0	6.6

Restricted stock activity for the periods shown below was as follows:

	For the Nine Months Ended September 30,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
(Dollars in thousands, except per share data)	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	212,580	$26.71	—	$—
Granted	18,500	$29.71	—	$—
Forfeited	—	$—	—	$—
Vested	—	$—	—	$—
Outstanding at end of period	231,080	$26.95	—	$—

Restricted stock grants will vest over the service period in equal increments over a period of two to five years, beginning on the first anniversary of the date of grant. The market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. The shares of the restricted stock are fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock vests and any dividends with respect to the restricted stock are subject to the same restrictions, including the risk of forfeiture. At September 30, 2018, $44,000 was accrued for dividends payable to restricted stock holders. These dividends will be paid upon vesting of the restricted stock.

The following tables summarizes our restricted stock awards as of the date shown below.

	September 30, 2018
Restricted stock	Exercisable	Unvested	Outstanding
Number of shares underlying restricted stock	—	231,080	231,080
Weighted-average grant date fair value per share	$—	$26.95	$26.95
Aggregate intrinsic value (in thousands)	$—	$8,213	$8,213
Weighted-average contractual term (years)	—	3.9	3.9

Stock-based compensation expense is recognized in the condensed consolidated statements of income based on their fair values on the date of the grant. For the nine months ended September 30, 2018 and 2017, stock compensation expense was $1.2 million and $56,000, respectively. As of September 30, 2018, there was approximately $5.4 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 3.8 years.

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

The following table presents actual and required capital ratios as of the dates shown below for the Company and Bank.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 391,556	14.3%	$ 123,271	4.5%	$ 191,755	7.0%	N/A	N/A
Bank Only	$ 350,337	12.8%	$ 123,259	4.5%	$ 182,549	7.0%	$ 178,040	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 397,956	14.5%	$ 164,361	6.0%	$ 232,845	8.5%	N/A	N/A
Bank Only	$ 350,337	12.8%	$ 164,345	6.0%	$ 232,822	8.5%	$ 219,126	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 422,820	15.4%	$ 219,148	8.0%	$ 287,632	10.5%	N/A	N/A
Bank Only	$ 375,202	13.7%	$ 219,216	8.0%	$ 287,604	10.5%	$ 273,908	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 397,956	12.8%	$ 123,987	4.0%	$ 123,987	4.0%	N/A	N/A
Bank Only	$ 350,336	11.3%	$ 123,987	4.0%	$ 123,987	4.0%	$ 154,983	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

As of September 30, 2018 and December 31, 2017, the Company and its bank subsidiary, CommunityBank of Texas, National Association, were “well capitalized” based on the ratios presented above.

The Company and Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

NOTE 17: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Provision for income tax expense	$ 3,207	$ 3,927	$ 7,984	$ 10,140
Effective tax rate	19.8%	28.1%	19.4%	28.4%

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

The following table illustrates the computation of basic and diluted earnings per share for the dates shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income for common shareholders	$13,023	$10,047	$33,177	$25,614
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,859	22,063	24,850	22,062
Dilutive effect of outstanding stock options and unvested restricted stock awards	201	75	157	82
Diluted weighted-average shares outstanding	25,060	22,138	25,007	22,144
Earnings per share:
Basic	$0.52	$0.46	$1.34	$1.16
Diluted	$0.52	$0.45	$1.33	$1.16

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I  — Item 1A.  — Risk Factors in our Annual Report on Form 10-K and the following:

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

Overview

We are a bank holding company that operates through our wholly‑owned subsidiary, CommunityBank of Texas National Association, in Houston and Beaumont/East Texas market areas. As of September 30, 2018, we had consolidated total assets of $3.2 billion, total loans of $2.4 billion, total deposits of $2.7 billion and total shareholders’ equity of $471.9 million.

The following discussion and analysis present our financial condition and results of operations on a consolidated basis. However, because we conduct our material business operations through CommunityBank of Texas, National Association, the discussion and analysis relate to activities primarily conducted by the Bank. As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans and investments. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

Results of Operations

Net income for the nine months ended September 30, 2018 was $33.2 million compared to $25.6 million for nine months ended September 30, 2017, an increase of $7.6 million, or 29.5%. This increase is primarily due to a $11.8 million increase in net interest income and a $2.2 million decrease in income taxes offset by a $1.8 million increase in provision (recapture) for loan losses and a $4.0 million increase in noninterest expense. Net income for the three months ended September 30, 2018 was $13.0 million compared to $10.0 million for three months ended September 30, 2017, an increase of $3.0 million, or 29.6%. This increase is primarily due to a $4.3 million increase in net interest income and a $720,000 decrease in income taxes offset by a $512,000 increase in provision (recapture) for loan losses and a $947,000 increase in noninterest expense. See further analysis of these fluctuations in the related discussions that follow.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Interest income	$34,665	$29,569	$5,096	17.2%	$98,877	$86,293	$12,584	14.6%
Interest expense	3,139	2,318	821	35.4%	7,436	6,684	752	11.3%
Net interest income	31,526	27,251	4,275	15.7%	91,441	79,609	11,832	14.9%
Provision (recapture) for loan losses	(1,142)	(1,654)	512	(31.0)%	413	(1,388)	1,801	(129.8)%
Noninterest income	3,526	4,086	(560)	(13.7)%	10,393	11,060	(667)	(6.0)%
Noninterest expense	19,964	19,017	947	5.0%	60,260	56,303	3,957	7.0%
Income before income taxes	16,230	13,974	2,256	16.1%	41,161	35,754	5,407	15.1%
Income tax expense	3,207	3,927	(720)	(18.3)%	7,984	10,140	(2,156)	(21.3)%
Net income	$13,023	$10,047	$2,976	29.6%	$33,177	$25,614	$7,563	29.5%
Earnings per share - Basic	$0.52	$0.46	$0.06		$1.34	$1.16	$0.18
Earnings per share - Diluted	0.52	0.45	0.07		1.33	1.16	0.17

Net Interest Income for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

Net interest income for the nine months ended September 30, 2018 was $91.4 million compared to $79.6 million for nine months ended September 30, 2017, an increase of $11.8 million, or 14.9%. For the nine months ended September 30, 2018, net interest margin and net interest spread were 4.29% and 3.98%, respectively, compared to 3.97% and 3.72% for the nine months ended September 30, 2017. The increase in the interest margin and net interest spread is primarily attributed to the increase of average loans and increased average yields on loans and federal funds sold, partially offset by increased rates on interest-bearing deposits. Changes in rates paid on interest‑bearing deposits for the nine months ended September 30, 2018 reduced the net interest margin by $1.4 million as compared to the nine months ended September 30, 2017.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.32% for the nine months ended September 30, 2018 and 4.05% for the nine months ended September 30, 2017. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a federal tax rate applicable to the periods indicated, thus making tax‑exempt yields comparable to taxable asset yields.

The following tables present, for the periods indicated, average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest income or interest expense and the average yield or rate on an annualized basis. Any nonaccrual loans have been included in the tables as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,366,714	$90,468	5.11%	$2,190,975	$79,642	4.86%
Debt securities	227,552	4,478	2.63%	220,396	3,990	2.42%
Federal funds sold and other interest-earning assets	242,529	3,334	1.84%	257,628	2,110	1.10%
Nonmarketable equity securities	15,449	597	5.17%	14,690	551	5.01%
Total interest-earning assets	2,852,244	$98,877	4.63%	2,683,689	$86,293	4.30%
Allowance for loan losses	(25,318)			(25,719)
Noninterest-earnings assets	289,391			280,139
Total assets	$3,116,317			$2,938,109
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,499,925	$7,035	0.63%	$1,497,845	$5,659	0.51%
Repurchase agreements	1,492	3	0.27%	2,409	5	0.28%
FHLB advances	4,487	73	2.18%	—	—	—%
Note payable	—	11	—%	25,841	784	4.06%
Junior subordinated debt	10,826	314	3.88%	10,826	236	2.91%
Total interest-bearing liabilities	1,516,730	$7,436	0.66%	1,536,921	$6,684	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,118,408			1,012,952
Other liabilities	21,744			18,080
Total noninterest-bearing liabilities	1,140,152			1,031,032
Shareholders’ equity	459,435			370,156
Total liabilities and shareholders’ equity	$3,116,317			$2,938,109
Net interest income		$91,441			$79,609
Net interest spread (2)			3.98%			3.72%
Net interest margin (3)			4.29%			3.97%
Net interest margin—tax equivalent (4)			4.32%			4.05%

(1)	Includes average outstanding balances of loans held for sale of $571,000 and $853,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

A tax equivalent adjustment of $798,000 and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively, was computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

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

	For the Nine Months Ended
	September 30, 2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$6,388	$4,438	$10,826
Debt securities	130	358	488
Federal funds sold and other interest-earning assets	(124)	1,348	1,224
Nonmarketable equity securities	28	18	46
Total increase in interest income	6,422	6,162	12,584
Interest-bearing liabilities:
Interest-bearing deposits	8	1,368	1,376
Repurchase agreements	(2)	—	(2)
FHLB advances	73	—	73
Note payable	(773)	—	(773)
Junior subordinated debt	—	78	78
Total increase (decrease) in interest expense	(694)	1,446	752
Increase in net interest income	$7,116	$4,716	$11,832

Net Interest Income for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

Net interest income for the three months ended September 30, 2018 was $31.5 million compared to $27.3 million for three months ended September 30, 2017, an increase of $4.3 million, or 15.7%. For three months ended September 30, 2018, net interest margin and net interest spread were 4.28% and 3.90%, respectively, compared to 3.98% and 3.73% for the three months ended September 30, 2017. The increase in the interest margin and net interest spread is primarily attributed to the increase in the average loans and increased average yields on loans and federal funds sold, partially offset by increased rates on interest-bearing deposits. Changes in rates paid on interest‑bearing deposits for the three months ended September 30, 2018 reduced the net interest margin by $960,000 as compared to the three months ended September 30, 2017.

Tax equivalent net interest margin, which is defined as net interest income adjusted for tax‑free income divided by average interest‑earning assets, was 4.31% for the three months ended September 30, 2018 and 4.07% for the three months ended September 30, 2017. Tax equivalent adjustments to net interest margin are the result of increasing income from tax‑free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a federal tax rate applicable to the periods indicated, thus making tax‑exempt yields comparable to taxable asset yields.

	For the Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,404,491	$31,513	5.20%	$2,191,016	$27,129	4.91%
Securities	230,592	1,535	2.64%	223,132	1,334	2.37%
Federal funds sold and other interest-earning assets	272,739	1,404	2.04%	284,334	927	1.29%
Nonmarketable equity securities	16,799	213	5.01%	14,695	179	4.83%
Total interest-earning assets	2,924,621	$34,665	4.70%	2,713,177	$29,569	4.32%
Allowance for loan losses	(25,689)			(25,316)
Noninterest-earnings assets	292,598			290,767
Total assets	$3,191,530			$2,978,628
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,530,077	$2,961	0.77%	$1,501,732	$1,964	0.52%
Repurchase agreements	1,516	1	0.26%	2,404	2	0.33%
FHLB advances	11,141	61	2.17%	—	—	—%
Note payable	—	4	—%	24,742	269	4.31%
Junior subordinated debt	10,826	112	4.14%	10,826	83	3.04%
Total interest-bearing liabilities	1,553,560	$3,139	0.80%	1,539,704	$2,318	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,145,516			1,041,731
Other liabilities	23,600			18,844
Total noninterest-bearing liabilities	1,169,116			1,060,575
Shareholders’ equity	468,854			378,349
Total liabilities and shareholders’ equity	$3,191,530			$2,978,628
Net interest income		$31,526			$27,251
Net interest rate spread (2)			3.90%			3.73%
Net interest margin (3)			4.28%			3.98%
Net interest margin—tax equivalent (4)			4.31%			4.07%

(1)	Includes average outstanding balances of loans held for sale of $741,000 and $1.1 million for the three months ended September 30, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

A tax equivalent adjustment of $261,000 and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, was computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

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

	For the Three Months Ended
	September 30, 2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$2,643	$1,741	$4,384
Debt securities	45	156	201
Federal funds sold and other interest-earning assets	(38)	515	477
Nonmarketable equity securities	26	8	34
Total increase in interest income	2,676	2,420	5,096
Interest-bearing liabilities:
Interest-bearing deposits	37	960	997
Repurchase agreements	(1)	—	(1)
FHLB advances	61	—	61
Note payable	(265)	—	(265)
Junior subordinated debt	—	29	29
Total increase (decrease) in interest expense	(168)	989	821
Increase in net interest income	$2,844	$1,431	$4,275

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. For a description of the factors considered by our management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses for the nine months ended September 30, 2018 was $413,000, compared to a $1.4 million recapture for the nine months ended September 30, 2017 and $1.1 million recapture for the three months ended September 30, 2018, compared to a $1.7 million recapture for the three months ended September 30, 2017. The recaptures during the three and nine months ended September 30, 2017, were primarily the result of pay-offs of certain classified and problem loans, which resulted in the reversal of their related allowance for loan losses. The recapture during the three months ended September 30, 2018, was driven by strong credit quality, improved national and local economic trends, continuing low nonperforming and impaired loans and minimal charge off history. See further discussion of our allowance for loan losses and the factors considered in “ — Financial Condition”.

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

For the nine months ended September 30, 2018, noninterest income totaled $10.4 million, a decrease of $667,000, or 6.0%, compared to $11.1 million for the nine months ended September 30, 2017, primarily due to lower net gains on sales of assets during 2018, partially offset by increases in card interchange fees and earnings on bank-owned life insurance. Noninterest income totaled $3.5 million for the three months ended September 30, 2018 and totaled $4.1 million for the three months ended September 30, 2017. The decrease of $560,000, between the quarterly period was primarily due to lower net gains on sales of assets during the 2018 quarter.

The major categories of noninterest income for the periods indicated were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Noninterest income:
Deposit account service charges	$1,597	$1,395	$202	14.5%	$4,572	$4,412	$160	3.6%
Net gain on sale of assets	152	828	(676)	(81.6)%	492	1,531	(1,039)	(67.9)%
Card interchange fees	922	803	119	14.8%	2,820	2,512	308	12.3%
Earnings on bank-owned life insurance	443	459	(16)	(3.5)%	1,359	1,120	239	21.3%
Other	412	601	(189)	(31.4)%	1,150	1,485	(335)	(22.6)%
Total noninterest income	$3,526	$4,086	$(560)	(13.7)%	$10,393	$11,060	$(667)	(6.0)%

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans and OREO. Net gain on sale of assets decreased $1.0 million, or 67.9%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and decreased $676,000, or 81.6%, from the three months ended September 30, 2017 to the same period in 2018, primarily due to gains on sales of two branches in the third quarter of 2017.

Earnings on bank-owned life insurance. The Company has purchased life insurance policies on certain employees, which are carried on the condensed consolidated balance sheet at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $239,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

For the nine months ended September 30, 2018, noninterest expense totaled $60.3 million, an increase of $4.0 million, or 7.0%, compared to $56.3 million for the nine months ended September 30, 2017. For the three months ended September 30, 2018, noninterest expense totaled $20.0 million, an increase of $947,000, or 5.0%, compared to $19.0 million for the three months ended September 30, 2017.  The increase in noninterest expense from 2017 to 2018 is largely due to increases in salaries and employee benefits during 2018.

The major categories of noninterest expense for the periods indicated were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$ 12,499	$ 11,829	$ 670	5.7%	$ 37,690	$ 34,552	$ 3,138	9.1%
Net occupancy expense	2,428	2,221	207	9.3%	7,126	6,805	321	4.7%
Regulatory fees	488	458	30	6.6%	1,546	1,689	(143)	(8.5)%
Data processing	664	662	2	0.3%	2,013	1,955	58	3.0%
Printing, stationery and office	503	348	155	44.5%	1,394	1,065	329	30.9%
Amortization of intangibles	245	267	(22)	(8.2)%	748	816	(68)	(8.3)%
Professional and director fees	809	606	203	33.5%	2,414	1,937	477	24.6%
Correspondent bank and customer related expense	66	67	(1)	(1.5)%	201	219	(18)	(8.2)%
Loan processing	102	115	(13)	(11.3)%	295	320	(25)	(7.8)%
Advertising, marketing and business development	437	266	171	64.3%	1,418	953	465	48.8%
Repossessed real estate and other assets	3	340	(337)	(99.1)%	65	543	(478)	(88.0)%
Security and protection expense	346	331	15	4.5%	959	1,055	(96)	(9.1)%
Telephone and communications	342	311	31	10.0%	1,122	972	150	15.4%
Other expense	1,032	1,196	(164)	(13.7)%	3,269	3,422	(153)	(4.5)%
Total noninterest expense	$ 19,964	$ 19,017	$ 947	5.0%	$ 60,260	$ 56,303	$ 3,957	7.0%

Salaries and Employee Benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits increased $3.1 million, or 9.1%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and $670,000, or 5.7% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases were primarily due to increases in salaries and incentive compensation, health insurance premiums and stock compensation expense.

Net Occupancy Expense. Net occupancy expense includes rent, lease expenses, depreciation and other related costs. Net occupancy expense increased $321,000 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and $207,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Although we sold two branches in the third quarter of 2017, costs for repairs and maintence and other costs related to occupancy increased in 2018.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $2.4 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $477,000 was primarily due to an increase in audit and consulting fees.

Advertising, Marketing and Business Development. Advertising, marketing and business development expenses were $1.4 million and $953,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017 and continued into 2018.

Repossessed Real Estate and Other Assets. Costs related to repossessed real estate and other assets decreased $478,000, or 88.0% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and $337,000, or 99.1%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  These decreases were due to a reduction in the number of repossessed and other assets in 2018 as compared to 2017 and a resulting decrease in related costs.

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

For the nine months ended September 30, 2018 and 2017, our effective tax rate was 19.4% and 28.4% and for the three months ended September 30, 2018 and 2017, our effective tax rate was 19.8% and 28.1%, respectively. The Tax Cuts and Jobs Act of 2017 was effective January 1, 2018 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%.

Financial Condition

Total assets were $3.2 billion as of September 30, 2018, compared to $3.1 billion as of December 31, 2017, an increase of $109.4 million, or 3.5%, due primarily to an increase in loans of $151.8 million, partially offset by a $44.6 million decrease in cash and cash equivalents. See further analysis in the related discussions that follow.

Loan Portfolio

As of September 30, 2018, gross loans were $2.5 billion, an increase of $151.8 million, or 6.6%, compared to $2.3 billion at December 31, 2017. Our loans grew from December 31, 2017 to September 30, 2018 due to organic growth, needs of existing customers and demand.

Our portfolio by loan class as of the dates indicated was as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Commercial and industrial	$569,334	$559,363	$9,971	1.8%
Real estate:
Commercial real estate	776,439	738,293	38,146	5.2%
Construction and development	487,289	449,211	38,078	8.5%
1-4 family residential	288,737	258,584	30,153	11.7%
Multi-family residential	236,907	220,305	16,602	7.5%
Consumer	39,807	40,433	(626)	(1.6)%
Agricultural	11,609	11,256	353	3.1%
Other	59,484	40,344	19,140	47.4%
Gross loans	2,469,606	2,317,789	151,817	6.6%
Less deferred fees and unearned discount	6,025	4,785	1,240
Less loans held for sale	384	1,460	(1,076)
Total loans	$2,463,197	2,311,544	$151,653

Loans as a percentage of deposits	91.6%	88.8%
Loans as a percentage of total assets	77.2%	75.0%

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
September 30, 2018
Commercial and industrial	$287,695	$242,713	$38,926	$569,334
Real estate:
Commercial real estate	111,541	459,866	205,032	776,439
Construction and development	127,037	315,017	45,235	487,289
1-4 family residential	18,188	47,074	223,475	288,737
Multi-family residential	22,235	30,902	183,770	236,907
Consumer	25,035	14,672	100	39,807
Agricultural	10,250	1,359	—	11,609
Other	24,534	33,173	1,777	59,484
Total loans	$626,515	$1,144,776	$698,315	$2,469,606
Fixed rate loans	$188,457	$622,197	$306,117	$1,116,771
Variable rate loans	438,058	522,579	392,198	1,352,835

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
December 31, 2017
Commercial and industrial	$324,434	$183,915	$51,014	$559,363
Real estate:
Commercial real estate	109,920	434,390	193,983	738,293
Construction and development	149,227	234,783	65,201	449,211
1-4 family residential	19,332	48,563	190,689	258,584
Multi-family residential	56,855	25,229	138,221	220,305
Consumer	25,169	14,652	612	40,433
Agricultural	9,820	1,436	—	11,256
Other	24,694	13,870	1,780	40,344
Total loans	$719,451	$956,838	$641,500	$2,317,789
Fixed rate loans	$212,052	$566,321	$252,419	$1,030,792
Variable rate loans	507,399	390,517	389,081	1,286,997

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

The components of nonperforming assets as of the dates indicated were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans by category:
Commercial and industrial	$ 2,161	$ 3,280
Real estate:
Commercial real estate	2,751	3,216
Construction and development	13	252
1-4 family residential	677	898
Consumer	—	—
Total nonaccrual loans	5,602	7,646
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	5,602	7,646
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	175	298
Residential real estate	—	407
Total foreclosed assets	175	705
Total nonperforming assets	$ 5,777	$ 8,351
Nonperforming loans to total loans	0.23%	0.33%
Nonperforming assets to total assets	0.18%	0.27%

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

The Company had no loans graded Loss or Doubtful at September 30, 2018 and December 31, 2017.

The internal ratings of our loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
September 30, 2018
Commercial and industrial	$553,492	$5,041	$10,801	$569,334
Real estate:
Commercial real estate	766,348	2,719	7,372	776,439
Construction and development	483,067	4,204	18	487,289
1-4 family residential	281,094	2,186	5,457	288,737
Multi-family residential	229,698	7,209	—	236,907
Consumer	39,539	246	22	39,807
Agricultural	11,580	—	29	11,609
Other	51,074	—	8,410	59,484
Total	$2,415,892	$21,605	$32,109	$2,469,606

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agricultural	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total	$2,255,908	$19,571	$42,310	$2,317,789

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

As of September 30, 2018, the allowance for loan losses totaled $24.5 million, or 0.99%, of gross loans and as of December 31, 2017, the allowance for loan losses totaled $24.8 million, or 1.07%, of gross loans. Our allowance for loan losses as of September 30, 2018, decreased by $292,000, or 1.2%, compared to December 31, 2017 due to the reversal of allowance for loan losses as a result of strong credit quality, improved national and local economic trends, continuing low nonperforming and impaired loans and minimal charge off history.

Activity in the allowance for loan losses as of the dates indicated was as follows:

	For the Nine	For the Year
	Months Ended	Ended
(Dollars in thousands)	September 30, 2018	December 31, 2017
Allowance for loan losses at beginning of period	$24,778	$25,006
Provision (recapture) for loan losses	413	(338)
Charge-offs:
Commercial and industrial	1,136	904
Real estate:
Commercial real estate	9	120
1-4 family residential	3	8
Consumer	1	93
Other	3	—
Total charge-offs	1,152	1,125
Recoveries:
Commercial and industrial	424	1,110
Real estate:
Commercial real estate	14	9
1-4 family residential	5	13
Consumer	2	43
Agricultural	—	52
Other	2	8
Total recoveries	447	1,235
Net (charge-offs) recoveries	(705)	110
Allowance for loan losses at end of period	$24,486	$24,778
Allowance for loan losses to end of period loans	0.99%	1.07%
Net charge-offs to average loans (1)	0.04%	—%

(1)	The ratio calculations for the nine months ended September 30, 2018 were annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$8,763	35.8%	$7,257	29.3%
Real estate:
Commercial real estate	6,913	28.2%	10,375	41.9%
Construction and development	3,606	14.7%	3,482	14.0%
1-4 family residential	2,454	10.0%	1,326	5.4%
Multi-family residential	1,630	6.7%	1,419	5.7%
Consumer	394	1.6%	566	2.3%
Agricultural	71	0.3%	68	0.3%
Other	655	2.7%	285	1.1%
Total allowance for loan losses	$24,486	100.0%	$24,778	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2018, the carrying amount of our securities totaled $222.5 million compared to $223.2 million as of December 31, 2017, a decrease of $715,000, or 0.3%. The decrease was the result of maturities, sales, calls and paydowns outpacing purchases. The fair value of our security portfolio also decreased due to changing market interest rates. Securities represented 7.0% and 7.2% of total assets as of September 30, 2018 and December 31, 2017, respectively. Amortized cost and estimated fair value of our investments in debt securities as of the dates shown was as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018
Debt securities available for sale:
State and municipal securities	$56,155	$119	$(1,150)	$55,124
U.S. agency securities:
Debt securities	17,315	—	(628)	16,687
Collateralized mortgage obligations	66,737	8	(2,206)	64,539
Mortgage-backed securities	88,185	95	(3,239)	85,041
Other securities	1,123	—	(52)	1,071
Total available for sale securities	$229,515	$222	$(7,275)	$222,462
Debt securities held to maturity:
Mortgage-backed securities	$31	$2	$—	$33

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total available for sale securities	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

Our mortgage‑backed securities at September 30, 2018 and December 31, 2017, were agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our portfolio.

Amortized cost of held to maturity securities and the fair value of available for sale securities, maturities and approximated weighted-average yield based on estimated annual income divided by the average amortized cost of our debt securities portfolio as of the dates indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
September 30, 2018
State and municipal securities	$2,040	2.3%	$4,534	2.6%	$4,322	2.6%	$44,228	2.9%	$55,124	2.8%
U.S. agency securities:
Debt securities	—	—%	16,687	1.7%	—	—%	—	—%	16,687	1.7%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	64,539	2.8%	64,539	2.8%
Mortgage-backed securities	75	3.1%	860	2.9%	3,963	3.6%	80,174	2.6%	85,072	2.7%
Other securities	1,071	2.2%	—	—%	—	—%	—	—%	1,071	2.2%
Total debt securities	$3,186	2.3%	$22,081	1.9%	$8,285	3.1%	$188,941	2.8%	$222,493	2.7%

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2017
State and municipal securities	$5,107	2.1%	$9,999	2.5%	$2,265	2.4%	$44,545	2.9%	$61,916	2.7%
U.S. agency securities:
Debt securities	—	—%	15,005	1.7%	1,940	1.9%	—	—%	16,945	1.7%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	61,253	2.5%	61,253	2.5%
Mortgage-backed securities	—	—%	1,631	2.8%	5,143	3.6%	75,233	2.5%	82,007	2.5%
Other securities	1,087	2.1%	—	—%	—	—%	—	—%	1,087	2.1%
Total debt securities	$6,194	2.1%	$26,635	2.0%	$9,348	2.9%	$181,031	2.6%	$223,208	2.5%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of our securities portfolio was 5.8 years with an estimated modified duration of 5.0 years as of September 30, 2018. As of September 30, 2018, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of the consolidated shareholders’ equity.

Deposits

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels and personalized service to attract and retain these deposits. Total deposits as of September 30, 2018, were $2.7 billion, an increase of $87.1 million, or 3.3%, compared to $2.6 billion as of December 31, 2017. Noninterest‑bearing deposits as of September 30, 2018, were $1.1 billion, an increase of $35.2 million, or 3.2%, compared to $1.1 billion as of December 31, 2017. Total interest‑bearing account balances as of September 30, 2018, were $1.5 billion, an increase of $51.9 million, or 3.5%, from $1.5 billion as of December 31, 2017. The changes in deposits from December 31, 2017 to September 30, 2018 are due to normal fluctuations in customer activities.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$367,120	13.6%	$363,015	14.0%
Money market accounts	722,382	26.9%	702,299	27.0%
Saving accounts	94,344	3.5%	95,842	3.7%
Certificates and other time deposits, $100,000 or greater	182,552	6.8%	172,469	6.6%
Certificates and other time deposits, less than $100,000	178,697	6.6%	159,558	6.1%
Total interest-bearing deposits	1,545,095	57.4%	1,493,183	57.4%
Noninterest-bearing deposits	1,144,985	42.6%	1,109,789	42.6%
Total deposits	$2,690,080	100.0%	$2,602,972	100.0%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Three months or less	$60,899	$63,482
Over three months through six months	63,611	57,471
Over six months through 12 months	116,811	84,476
Over 12 months through three years	103,477	102,864
Over three years	16,451	23,734
Total	$361,249	$332,027

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the nine months ended September 30, 2018 were computed on an annualized basis.

	For the Nine Months Ended		For the Year Ended
	September 30, 2018		December 31, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$359,416	0.23%	$349,672	0.22%
Savings accounts	95,313	0.06%	88,883	0.06%
Money market accounts	702,044	0.76%	721,327	0.58%
Certificates and other time deposits, $100,000 or greater	168,489	0.66%	175,793	0.54%
Certificates and other time deposits, less than $100,000	174,663	1.19%	167,675	1.01%
Total interest-bearing deposits	1,499,925	0.63%	1,503,350	0.51%
Noninterest-bearing deposits	1,118,408	—	1,031,707	—
Total deposits	$2,618,333	0.36%	$2,535,057	0.30%

The ratio of average noninterest‑bearing deposits to average total deposits was 42.7% for the nine months ended September 30, 2018 and 40.7% for the year ended December 31, 2017.

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

As of September 30, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to September 30, 2018.

Junior Subordinated Debt. In connection with the acquisition of Crosby Bancshares, Inc. during 2008, we assumed $5.2 million in junior subordinated debentures underlying common securities and trust preferred securities. The subordinated debt securities have a due date of December 15, 2035 and interest is payable quarterly. The interest rate of the debt is equal to the LIBOR, plus 1.44%, reset quarterly, which was 3.77% at September 30, 2018 and 3.03% at December 31, 2017. The Company has the right to redeem these debt securities in whole, or from time to time in part, provided that all accrued and unpaid interest has been paid.

In connection with the acquisition of County Bancshares, Inc. during 2007, we assumed $5.7 million in junior subordinated debt underlying common securities and trust preferred securities. In 2015, we purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million. The subordinated debt securities have a due date of April 7, 2035 and interest is payable quarterly. The interest rate of the debt is equal to LIBOR, plus 2% and is reset quarterly. The rate of interest was 4.34% at September 30, 2018 and 3.36% at December 31, 2017. The Company has the right to redeem these debt securities in whole or from time to time in part, provided that all accrued and unpaid interest has been paid.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing security and loan portfolios. Although access to advances from the FHLB are available as discussed above, we do not generally rely on this external funding source.

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of September 30, 2018 and December 31, 2017, total borrowing capacity of $893.3 million and $793.3 million, respectively, was available under this arrangement. As of September 30, 2018 and December 31, 2017, there were no outstanding FHLB advances.

As of September 30, 2018 and December 31, 2017, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2018 and December 31, 2017.

The composition of our funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2018	December 31, 2017
Sources of funds:
Deposits:
Interest-bearing	48.1%	50.5%
Noninterest-bearing	35.9%	34.7%
Repurchase agreements	0.1%	0.1%
FHLB advances	0.1%	—%
Note payable	—%	0.7%
Junior subordinated debt	0.4%	0.4%
Other liabilities	0.7%	0.7%
Shareholders’ equity	14.7%	12.9%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.0%	74.2%
Debt securities	7.3%	7.4%
Federal funds sold and other interest-earning assets	7.8%	9.2%
Nonmarketable equity securities	0.5%	0.5%
Other noninterest-earning assets	8.4%	8.7%
Total uses	100.0%	100.0%
Average loans to average deposits	90.4%	87.0%

Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2018, we had $830.4 million in outstanding commitments to extend credit and $26.5 million in commitments associated with outstanding standby and commercial letters of credit, compared to $688.0 million in outstanding commitments to extend credit and $29.0 million in commitments associated with outstanding standby and commercial letters of credit as of December 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

As of September 30, 2018, we had cash and cash equivalents of $281.6 million, compared to $326.2 million as of December 31, 2017, a decrease of $44.6 million. The decrease was primarily due to an increase in gross loans of $151.8 million, which outpaced the $87.1 million increase in deposits and net income of $33.2 million.  See the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 for additional analysis.

Capital Resources

Total shareholders’ equity increased to $471.9 million as of September 30, 2018, compared to $446.2 million as of December 31, 2017, an increase of $25.6 million, or 5.7%, after giving effect to $3.8 million in dividends to common shareholders declared during the nine months ended September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums.

As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 391,556	14.3%	$ 123,271	4.5%	$ 191,755	7.0%	N/A	N/A
Bank Only	$ 350,337	12.8%	$ 123,259	4.5%	$ 182,549	7.0%	$ 178,040	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 397,956	14.5%	$ 164,361	6.0%	$ 232,845	8.5%	N/A	N/A
Bank Only	$ 350,337	12.8%	$ 164,345	6.0%	$ 232,822	8.5%	$ 219,126	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 422,820	15.4%	$ 219,148	8.0%	$ 287,632	10.5%	N/A	N/A
Bank Only	$ 375,202	13.7%	$ 219,216	8.0%	$ 287,604	10.5%	$ 273,908	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 397,956	12.8%	$ 123,987	4.0%	$ 123,987	4.0%	N/A	N/A
Bank Only	$ 350,336	11.3%	$ 123,987	4.0%	$ 123,987	4.0%	$ 154,983	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with our contractual obligations, as of the dates indicated were as follows:

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
September 30, 2018
Non-cancelable future operating leases	$2,058	$4,268	$4,491	$10,602	$21,419
Certificates of deposit	241,321	103,477	16,451	—	361,249
Junior subordinated debt	—	—	—	6,726	6,726
Total	$243,379	$107,745	$20,942	$17,328	$389,394
December 31, 2017
Non-cancelable future operating leases	$1,573	$2,803	$2,975	$10,833	$18,184
Certificates of deposit	205,429	102,864	23,734	—	332,027
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,002	$105,667	$26,709	$17,559	$356,937

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

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
September 30, 2018
Standby and commercial letters of credit	$24,583	$1,902	$—	$—	$26,485
Commitments to extend credit	507,415	249,235	33,187	40,524	830,361
Total	$531,998	$251,137	$33,187	$40,524	$856,846
December 31, 2017
Standby and commercial letters of credit	$27,996	$981	$—	$—	$28,977
Commitments to extend credit	386,505	257,223	25,546	18,775	688,049
Total	$414,501	$258,204	$25,546	$18,775	$717,026

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	September 30, 2018		December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Interest	of Equity	Interest	of Equity
+ 300	16.4%	(5.6)%	19.6%	3.9%
+ 200	11.4%	(1.9)%	13.5%	5.5%
+ 100	6.0%	(0.3)%	6.9%	6.4%
Base	—%	—%	—%	—%
−100	(6.1)%	(6.8)%	(7.2)%	(10.3)%

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

	September 30,	December 31,
(Dollars in thousands, except per share data)	2018	2017
Tangible Equity
Total shareholders’ equity	$471,851	$446,214
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,038	6,770
Tangible equity	$384,863	$358,494
Tangible Assets
Total assets	$3,190,453	$3,081,083
Adjustments:
Goodwill	80,950	80,950
Other intangibles	6,038	6,770
Tangible assets	$3,103,465	$2,993,363

Common shares outstanding (1) (2)	24,859	24,833

Book value per share	$19.0	$18.0
Tangible book value per share	$15.5	$14.4

Total shareholders’ equity to total assets	14.8%	14.5%
Tangible equity to tangible assets	12.4%	12.0%

(1)	Excludes the dilutive effect, if any, of 234,922 and 260,322 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2018 and December 31, 2017, respectively.
(2)	Excludes the dilutive effect, if any, of 231,080 and 212,580 shares of restricted stock issuable upon vesting as of September 30, 2018 and December 31, 2017, respectively.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: October 31, 2018	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2018	/s/ Robert T. Pigott, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)