Form 10-K
period 2018-12-31
CBTX, Inc.
filed 2019-02-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(713) 210‑7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $586.2 million.

As of February 24, 2019, there were 26,002,653 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 224,960 shares of unvested restricted stock deemed to have beneficial ownership.

Document Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

CBTX, INC.

PART I.

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. "Risk Factors," and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

CBTX, Inc., is a bank holding company incorporated in Texas in 2007. All references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc. and its consolidated subsidiaries and all references to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary, unless otherwise indicated or the context otherwise requires. All references to “Houston” refer to the Houston‑The Woodlands‑Sugar Land Metropolitan Statistical Area, or MSA and surrounding counties references to “Beaumont” refer to the Beaumont‑Port Arthur MSA and surrounding counties and references to “Dallas” refer to the Dallas-Fort Worth-Arlington MSA and surrounding counties.

The Bank’s headquarters are located at 5999 Delaware Street, Beaumont, Texas 77706 and our telephone number is (409) 861‑7200. The majority of our executives are located in our Houston office at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600. As of December 31, 2018, we employed 495 full‑time equivalent employees. We completed an initial public offering of our common stock on November 10, 2017. Our common stock is listed on the NASDAQ Global Market under the symbol “CBTX.” Our business is conducted through one reportable segment.

We operate 19 branches located in the Houston market, 15 branches located in the Beaumont market and one branch in the Dallas market. We have experienced significant organic growth since commencing banking operations, as well as growth through mergers, acquisitions and de novo branches. We are focused on controlled profitable growth. Our total assets increased from $2.6 billion at December 31, 2014 to $3.3 billion as of December 31, 2018 and our return on average assets improved from 0.9% for the year ended December 31, 2014 to 1.5% for the year ended December 31, 2018.

Our merger, acquisition and expansion history includes the following:

(Dollars in millions)	Date Acquired/Added	Assets Acquired	Branches Acquired/Added	Location
Bank Acquired (1)
County Bancshares, Inc./County Bank, N.A.	August 2007	$130	-	Beaumont
Crosby Bancshares, Inc. (Crosby State Bank)	December 2008	439	8	Houston
Founders Bank, SSB	July 2011	124	1	Houston
VB Texas, Inc. (Vista Bank Texas)	July 2013	665	7	Houston
MC Bancshares, Inc. (Memorial City Bank)	February 2015	268	2	Houston
Branch Added
Pasadena Branch	July 2012	-	1	Houston
Westchase Branch	May 2014	-	1	Houston
The Woodlands Branch	May 2015	-	1	Houston
South Belt Branch	January 2019	-	1	Houston
Dallas Preston Center Branch	January 2019	-	1	Dallas

(1)	Assets of acquired banks are as of the most recent quarter prior to their respective close dates.

We began our operations in Beaumont and surrounding counties and expanded into the Houston market. Our loan portfolio at December 31, 2018 was 73.9% in the Houston market and 26.1% in the Beaumont market. In November 2018, we opened a branch and deposit production office in Dallas, which became a full branch in January 2019. We believe that there are significant ongoing growth opportunities for us in our markets.

We are primarily a business bank and focus on providing commercial banking solutions to small and mid‑sized businesses and professionals including attorneys, accountants and other professional service providers with operations in our markets. We offer a broad range of banking products, including commercial and industrial loans, commercial real estate loans, construction and development loans, 1‑4 family residential mortgage loans, multi-family residential loans consumer loans, agricultural loans, treasury services, traditional retail deposits and a full suite of online banking services.  At December 31, 2018, 83.7% of our loans were commercial loans. We have a relationship-based approach and at December 31, 2018, 81.0% of our loan customers had a deposit relationship with us.

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

We seek to remain competitive with respect to fees charged, interest rates and pricing and we believe that our broad and sophisticated suite of financial solutions, our high‑quality customer service culture, our positive reputation and our long‑standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Our Strategy

Organic Growth.  We aim to continuously enhance our customer base, increase loans and deposits and expand our overall market share. Through our relationship‑driven, community banking strategy, a significant portion of our organic growth has been through referral business from our existing customers and professionals in our markets including attorneys, accountants and other professional service providers. By understanding our customers’ businesses, appropriately structuring our loans and applying a solution‑minded approach and attitude to our customers’ needs, we believe that we will continue to attract customers who value our approach of being their financial partners. Our team of seasoned bankers has been and will continue to be, an important driver of our organic growth by further developing banking relationships with existing and potential customers.

Maintain Strong Credit Culture. We intend to continue to employ prudent underwriting and proactive credit administration to manage risk in our loan portfolio. In the past, these practices have resulted in low amounts of nonperforming and impaired loans and low charge-offs in relation to the size of our loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Credit Policies and Risk Management” for further discussion.

 Diversified Loan Portfolio.  We intend to maintain or increase the diversity in our loan portfolio as a means of managing risk associated with fluctuations in economic conditions. Our focus on lending to small to medium‑sized businesses and professionals in our market areas has resulted in a diverse loan portfolio comprised primarily of core relationships. We carefully monitor exposure to certain asset classes to minimize the impact of a downturn in the value of such assets.

Strategic Acquisitions.  We intend to continue to supplement our organic growth through strategic acquisitions. We expect our markets will afford us opportunities to identify and execute acquisitions designed to strengthen our franchise, increase shareholder value and contribute meaningful strategic enhancements, including talented bankers and complementary branch footprints.

Increased Operational Efficiency.  We intend to continue to focus on improving our operational efficiency. We have upgraded our operating capabilities and created a platform for continued efficiencies in the areas of risk management, technology, data processing, regulatory compliance and human resources, which we believe is capable of handling our continued growth. Our efficiency ratio has improved from 64.2% for the year ended December 31, 2014, to 59.0% for the year ended December 31, 2018.

Available Information

The Company’s website address is www.communitybankoftx.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC.

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, Office of the Comptroller of the Currency, or OCC, Federal Deposit Insurance Corporation, or FDIC, Consumer Financial Protection Bureau, or CFPB, Internal Revenue Service, or IRS, and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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

Financial Services Industry Reform.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, was enacted.  The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among many other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; (iii) creation of the CFPB, an independent organization dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services; and (iv) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the Regulatory Relief Act, was enacted. The Regulatory Relief Act repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things, directing the federal banking regulators to develop a community bank leverage ratio for banks that have less than $10.0 billion in total assets and have certain risk profiles, exempting community banks with less than $10.0 billion in total assets from the Volcker Rule (discussed below), narrowing and simplifying the definition of high volatility commercial real estate, and requiring the federal banking regulators to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1.0 billion to $3.0 billion.

The Regulatory Relief Act also expands the eligibility for certain small banks to undergo 18-month examination cycles, rather than annual cycles, raising the consolidated asset threshold from $1.0 billion to $3.0 billion for eligible banks.  In addition, the Regulatory Relief Act added certain protections for consumers, including veterans and active duty military personnel and student borrowers, expanded credit freezes and created an identity theft protection database. The Regulatory Relief Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

Regulatory Capital Rules. The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the OCC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. In July 2013, the federal bank regulators approved final rules, the Basel III Capital Rules, implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Capital Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (1) a Tier 1 capital‑to‑adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (2) a Tier 1 capital to risk‑weighted assets ratio, or Tier 1 risk‑based capital ratio, of at least 6.0%; (3) a total risk‑based capital (Tier 1 plus Tier 2) to risk‑weighted assets ratio, or total risk‑based capital ratio, of at least 8.0%; and (4) a Common Equity Tier 1, or CET1, capital ratio of at least 4.5%.

The Basel III Capital Rules also call for bank holding companies and banks to maintain a “capital conservation buffer” on top of the minimum risk‑based capital requirements. The buffer must be composed of common equity Tier 1 capital. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer, which became fully phased in on January 1, 2019, is 2.5% of risk‑weighted assets.

The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage‑servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules require that most regulatory capital deductions be made from CET1 capital.

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

These rules also set forth certain changes in the methods of calculating certain risk‑weighted assets, which in turn will affect the calculation of risk‑based ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo‑style transactions.

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

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

Pursuant to the Regulatory Relief Act, the Federal Reserve, the OCC and the FDIC issued proposed rules implementing the community bank leverage ratio in November 2018. Under the proposed rules, a depository institution would be eligible to elect the community bank leverage ratio framework if it has less than $10.0 billion in total consolidated assets, meets certain risk-based qualifying criteria, and has a community bank leverage ratio greater than 9 percent.  Under the proposed rules, a qualifying community banking organization that has elected to utilize the community bank leverage ratio would not be required to calculate the existing risk-based and leverage capital requirements otherwise required.  Such a community banking organization would be considered to have met the capital ratio requirements to be “well capitalized” for the purpose of its primary federal regulator’s prompt corrective action rules, discussed below, provided it has a community bank leverage ratio greater than 9 percent.

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

Volcker Rule. As mandated by the Dodd-Frank Act, in December 2013, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain ownership interests in, or relationships with, a “covered fund” (commonly referred to as the “Volcker Rule”). As mentioned above, the Regulatory Relief Act included a provision exempting banking organizations with $10.0 billion or less in total consolidation assets, and total trading assets and trading liabilities that are 5% or less of total consolidated assets, from the Volcker Rule. Thus, the Company and the Bank are not currently subject to the Volcker Rule.

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

Control Acquisitions.  Under the BHC Act, a company may not acquire “control” of a bank holding company or a bank without the prior approval of the Federal Reserve. The statute defines control as ownership or control of 25% or more of any class of voting securities, control of the election of a majority of the board of directors, or any other circumstances in which the Federal Reserve determines that a company directly or indirectly exercises a controlling influence over the management or policies of the bank holding company or bank. The Federal Reserve regulations include a presumption that control does not exist only when a company owns or controls 5% or less of the outstanding shares of any class of voting securities. Companies that propose to acquire between 5% and 25% of any class of voting securities usually consult with the Federal Reserve in advance and often must make written commitments not to exercise control. As a matter of policy, the Federal Reserve has in a number of cases required a company to take certain actions to avoid control if it proposes to acquire 25% or more but less than 33% of the total equity of a bank or bank holding company through the acquisition of both voting and non‑voting shares, even if the voting shares are less than 25% of a class. The Federal Reserve deems the acquisition of 33% or more of the total equity of a bank or bank holding company to represent control.

The BHC Act does not apply to acquisitions by individuals or certain trusts, but if an individual, trust, or company proposes to acquire control of a bank or bank holding company, the Change in Bank Control Act, or CIBC Act, requires prior notice to the bank’s primary federal regulator or to the Federal Reserve in the case of a bank holding company. The CIBC Act uses the same definition of control as the BHC Act, but agency regulations under the CIBC Act presume in many cases that a change in control occurs when an individual, trust, or company acquires 10% or more of any class of voting securities. The notice is not required for a company required to file an application under the BHC Act for the same transaction.

The requirements of the BHC Act and the CIBC Act could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength.  We are regarded as a legal entity separate and distinct from CommunityBank of Texas, N.A. The principal source of our revenues is dividends received from the Bank. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. The Federal Reserve regulates capital dividends paid by the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, we should not pay cash dividends that exceed our net income in any year or that can only be funded in ways that weaken our financial strength, including by borrowing money to pay dividends.

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

Safety and Soundness.  Bank holding companies are not permitted to engage in unsafe or unsound practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and to assess civil money penalties or impose enforcement action for such activities. The penalties can be as high as $1.0 million for each day the activity continues.

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

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital‑deficient institutions that are FDIC‑insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the current capital rules, which became effective on January 1, 2015, a “well capitalized” bank has a total risk‑based capital ratio of 10.0% or higher, a Tier 1 risk‑based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a CET1 capital ratio of 6.5% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk‑based capital ratio of 8.0% or higher, a Tier 1 risk‑based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), a CET1 capital ratio of 4.5% or higher and does not meet the criteria for a well capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

Audits.  For insured institutions with total assets of $500 million or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, must be submitted to the FDIC. If the insured institution has consolidated total assets of more than $1.0 billion, it must additionally submit an attestation by the auditors regarding the institution’s internal controls. Insured institutions with total assets of $500 million or more must also have an audit committee consisting exclusively of outside directors (the majority of whom must be independent of management), and insured institutions with total assets of $1.0 billion or more must have an audit committee that is entirely independent. The committees of institutions with total assets of more than $3.0 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors and includes members with experience in banking or related financial management.

Deposit Insurance Assessments.  The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor through the Deposit Insurance Fund and safeguards the safety and soundness of the banking and thrift industries. The maximum amount of deposit insurance for banks and savings institutions is $250,000 per depositor, per ownership category. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and is calculated based on an institution’s average consolidated total assets minus average tangible equity.

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

In addition, all FDIC‑insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature.

Financial Subsidiaries.  Under the GLB Act, banks may establish financial subsidiaries and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of satisfactory or better.  Banks with financial subsidiaries, as well as subsidiary banks of financial holding companies, must remain well capitalized and well managed to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries.

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

Concentrated Commercial Real Estate Lending Regulations.  The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development and other land represent 100.0% or more of total capital or (2) total reported loans secured by multi‑family and nonfarm nonresidential properties and loans for acquisition, construction, land development and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner‑occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Consumer Laws and Regulations.  The Bank is subject to numerous federal laws and regulations intended to protect consumers in transactions with the Bank, including but not limited to the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act, the Truth in Savings Act and laws prohibiting unfair, deceptive or abusive acts and practices in connection with consumer financial products and services. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators (the OCC, in the case of the Bank). However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services.

Mortgage Lending Rules.  CFPB regulations that require lenders to determine whether a consumer has the ability to repay a mortgage loan became effective on January 10, 2014. These regulations established certain minimum requirements for creditors when making ability-to-repay determinations and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling, including home-purchase loans, refinancing and home equity loans (whether first or subordinate lien). Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must: (1) have a term not exceeding 30 years; (2) provide for regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and his or her credit worthiness.

The Regulatory Relief Act included a provision that provides for certain residential mortgages held in portfolio by banks with less than $10.0 billion in consolidated assets to automatically be deemed “qualified mortgages.” This relieves such institutions from many of the requirements to satisfy the criteria listed above for “qualified mortgages.” Mortgages meeting the “qualified mortgage” safe harbor may not have negative amortization, must follow prepayment penalty limitations included in the Truth in Lending Act, and may not have fees greater than three percent of the total value of the loan.

Anti‑Money Laundering and OFAC.  Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act, certain financial institutions, such as the Bank, must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in 2016, with a compliance deadline of May 2018, that clarified and strengthened the due diligence requirements for banks with regard to their customers. The final rules included a new requirement for banks to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions.

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

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. In addition, other government agencies have the authority to conduct investigations of an institution’s compliance with these obligations. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

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

Federal Home Loan Bank System.  The Federal Home Loan Bank System, of which the Bank is a member, is composed of 11 regional Federal Home Loan Banks, or FHLBs, more than 7,300 member financial institutions, and a fiscal agent.  The FHLBs provide long- and short-term advances (i.e., loans) to member institutions within their assigned regions in accordance with policies and procedures established by the boards of directors of each regional FHLB. Such advances are primarily collateralized by residential mortgage loans, as well as government and agency securities, and are priced at a small spread over comparable U.S. Department of the Treasury obligations.

As a member of the Dallas FHLB, the Bank is entitled to borrow from the Dallas FHLB, provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the Dallas FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the Dallas FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the Dallas FHLB held by the Bank.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies.  As an emerging growth company:

•	we may present less than five years of selected historical financial data;
•

we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	we are permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board, or FASB, or by the SEC;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•	we are not required to give our shareholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the scaled disclosures and other relief described above in this Annual Report on Form 10-K, and we may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an “emerging growth company.”  In general, we would cease to be an “emerging growth company” if we have $1.07 billion or more in annual revenues, we have more than $700 million in market value of our common stock held by non-affiliates on any June 30 more than one year after our initial public offering, or we issue more than $1.0 billion of non-convertible debt over a three-year period.  As a result, we could cease to be an “emerging growth company” as soon as the end of the 2019 fiscal year.  For so long as we may choose to take advantage of some or all of these reduced burdens, the level of information that we provide stockholders may be different than you might get from other public companies in which you hold stock.  In addition, when these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, which we may not be able to predict or estimate.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. If any of the following risks occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward‑looking statements. Please refer to “Cautionary Note Regarding Forward‑Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Risks Related to Our Business

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our borrowers are small to medium‑sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Changes in interest rates could have an adverse effect on our net interest income and could have a material adverse effect on our business, financial condition and results of operations. Many factors outside our control impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weakness and disorder and instability in domestic and foreign financial markets.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income. Different types of assets and liabilities may react differently and at different times to market rate changes. We may periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest‑bearing liabilities will be more sensitive to changes in market interest rates than our interest‑earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when short‑term interest rates increase more than long‑term interest rates or when long‑term interest rates decrease more than short‑term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates can adversely impact the ability of borrowers to pay the principal or interest on loans, and may lead to an increase in loans on nonaccrual status and a reduction of interest income recognized. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long‑term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. If short‑term interest rates remain at low levels for a prolonged period and longer‑term interest rates fall, we could experience net interest margin compression as our interest‑earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem.

Interest rate increases may also reduce the demand for loans and increase competition for deposits. Changes in interest rates also can affect the value of loans, securities and other assets.

Our business is concentrated in and largely dependent upon the continued growth and welfare of our markets and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business is concentrated in the Houston and Beaumont, Texas markets and we recently entered the Dallas, Texas market. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our markets. Economic conditions within our markets and the state of Texas are influenced by the energy sector, which is impacted by the price of oil and gas. Although our customers’ business and financial interests may extend well beyond our markets, adverse conditions that affect our markets could reduce our growth rate, the ability of our customers to repay their loans, the value of collateral underlying our loans, our ability to attract deposits and generally impact our business, financial condition, results of operations and future prospects. Due to our geographic concentration, we may be less able than other larger regional or national financial institutions to diversify our credit risks. See “Risk Factors—Risks Related to Our Business—Natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2018, our allowance for loan losses totaled $23.7 million, or 0.97% of total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, our regulators, as an integral part of their periodic examinations, review our methodology for calculating and the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge‑offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which will likely require us to increase our allowance for loan losses. Moreover, the CECL model likely will create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations and financial condition.

Our nonperforming assets include nonaccrual loans and assets acquired through foreclosure. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations when they become due. In general, we place loans on nonaccrual status when they become more than 90 days past due, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan and the probability that the Company will collect all principal and interest amounts outstanding. We may also place loans on nonaccrual status if they are 90 days or less past due in the collection of principal or interest is in doubt. At December 31, 2018, we had $3.5 million of nonperforming assets, or 0.11% of total assets.

In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition could have a material effect on our business, financial condition and results of operations.

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

Market conditions and economic trends may adversely affect the banking industry and could adversely affect our business, financial condition and results of operations in the future.

Market conditions and economic trends nationally and locally, such as volatility in the real estate market in some parts of the country, uncertain regulatory and changing interest rate conditions could adversely impact our business, financial condition and results of operations. We have direct exposure to the residential and commercial real estate markets in Texas and thus are impacted by declines in real estate values and home sales volumes. In addition, financial institutions in Texas have been affected by volatility in the oil and gas industry and relatively low energy prices. Our markets are also susceptible to hurricanes and other adverse weather conditions. See “Risk Factors—Risks Related to Our Business—Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by market and economic conditions. A national economic downturn or deterioration of conditions in our market could adversely effect on our borrowers and cause losses beyond those that are provided for in our allowance for loan losses and lead to the following consequences:

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

The economy in Texas is dependent upon on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Texas economy and adversely affect our results of operations and financial condition. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending. As of December 31, 2018, our direct and indirect energy lending were 8.1% of our gross loans. More significantly for us, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as job losses in industries tied to energy, lower spending habits, lower borrowing needs and a number of other potential impacts that are difficult to isolate or quantify, all of which could have a material adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2018, $1.8 billion, or 74.0%, of our gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation and can fluctuate significantly in a short period. Adverse developments affecting real estate values and the liquidity of real estate in our markets or in Texas generally, could increase the credit risk associated with our loan portfolio, result in losses that adversely affect credit quality and cause us to increase our allowance for loan losses. Negative changes in the economy affecting real estate values and liquidity in our market areas and could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could also result in additional losses upon a foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Any declines in real estate values that are used as collateral for loans, decreased liquidity and increased losses on foreclosure could have a material adverse effect on our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2018, $1.0 billion, or 41.5%, of our gross loans were nonresidential real estate loans (including owner‑occupied commercial real estate loans) and $515.5 million, or 21.0%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner‑occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non‑owner‑occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner‑occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, commercial and industrial loans were $519.8 million, or 21.2%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices, real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy, local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—Natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.”

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and real estate values may change significantly in relatively short periods of time. This estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral and we would then be exposed to the risks inherent in the ownership of real estate. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters. The costs or size of the risks associated with the ownership of real estate, or write‑downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, we held $12,000 of OREO.

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

Our largest loan and deposit relationships currently make up material percentages of our total loan portfolio and of our deposits, respectively.

As of December 31, 2018, our 15 largest loan relationships (including related entities) totaled $297.8 million in loans, or 12.1% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, a large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

As of December 31, 2018, our 15 largest depositors (including related entities) accounted for $352.7 million in deposits, or 12.7% of our total deposits. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of their deposits could lead to a loss of other deposits from customers within the relationship. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, which may be more expensive and less stable. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

A material portion of our loans and deposits are with related parties and our ability to continue to do business with such related parties is highly regulated.

We have made loans to and accepted deposits from certain of our directors and officers and the directors and officers of the Bank in compliance with applicable regulations and our written policies. As of December 31, 2018, we had  $169.0 million of loans outstanding and $55.7 million in unfunded loan commitments to such persons. In addition, we held related party deposits of $311.2 million at December 31, 2018. Our business relationships with related parties are highly regulated. In particular, our ability to do business with related parties is limited with respect to, among other things, extensions of credit described in the Federal Reserve’s Regulation O and covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. These regulations could prevent us from pursuing activities that would otherwise be in our and our shareholders’ best interests. Moreover, if we were to fail to comply with any of these regulations, we could be subject to enforcement and other legal actions by the Federal Reserve, which could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Our goals, strategies and continued growth are closely tied to the banking philosophy and strengths of our executive management. Competition for qualified employees is intense and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	failure to achieve expected revenues, earnings or synergies from an acquisition;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including compliance and regulatory issues;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations and the failure to achieve expected cost savings;
•	losing key employees and customers;
•	reputational issues if the target’s management does not align with our culture and values;
•	significant problems relating to the conversion of the financial and customer data of the target;
•	integration of acquired customers into our financial and customer product systems;
•	risks of impairment to goodwill; and
•	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

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

To provide the responsive and individualized customer service that distinguishes us from competitors and to attract and retain management talent, we empower our local management teams to make certain business decisions at the local level. Certain operational and lending authorities are assigned to managers and their banking teams based on their experience, with all loan relationships in excess of internal specified maximums being reviewed by the Bank’s Directors Loan Committee, comprised of senior management of the Bank, or the Bank’s Board of Directors. Our local management teams may not follow our internal procedures or otherwise act in our best interests with respect to their decision‑making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent or not in our best interests, could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time the FASB or the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new accounting and reporting standards or change existing accounting and reporting standards. For example, in June 2016, the FASB issued revised guidance for impairments on financial instruments which requires the use of CECL models which might increase our allowance for loan losses. For more information, see “Risk Factors - Risks Related to Our Business — Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.”  In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new standard, revised existing standard or change the application of an existing standard in such a way that financial statements for periods previously reported are revised. Such changes could materially change our financial statements and related disclosures and depending on the nature of the revision, could cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes‑Oxley Act and other rules that govern public companies. Our management is required to certify our compliance with Section 404 of the Sarbanes‑Oxley Act and to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

 In the past, significant deficiencies have been identified in our internal controls over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. In 2015, significant deficiencies were identified including the Company’s process related to our accounting for allowance for loan losses and related disclosures of impaired loans, business combination purchase accounting and loan sales process. In addition, in 2015 and 2016, a significant deficiency was identified relating to financial statement disclosures and related review controls. We have implemented measures designed to address the internal control significant deficiencies and will continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. In addition, we hired additional accounting personnel as part of our transition from a private company to a public company. Our actions, however, may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

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

We anticipate data‑based modeling will penetrate further into bank decision‑making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements can be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision‑making ability or if we become subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

Delinquencies, defaults and foreclosures in residential mortgages create a higher risk of repurchases and indemnity requests.

We originate residential mortgage loans for sale to correspondent banks who may resell such mortgages to government‑sponsored enterprises, such as Fannie Mae, Freddie Mac and other investors. As a part of this process, we make various representations and warranties to the purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, we could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. Although we did not repurchase any residential mortgage loans sold to correspondent banks in 2017 or 2018, if we are forced to repurchase mortgage loans in the future that we have previously sold to investors, or indemnify those investors, our business, financial condition and results of operations could be adversely affected.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and securities to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, loan repayments, sales of our securities, sales of loans and other sources could have a substantial negative effect on our liquidity.

Our most important source of funds is deposits and as of December 31, 2018, our deposits totaled $2.8 billion. As of December 31, 2018, $2.4 billion, or 86.9%, of our total deposits were noninterest‑bearing deposits, interest-bearing demand accounts, savings and money market accounts. These types of deposits have historically been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2018, $361.0 million of  our deposits were certificates of deposit and $242.0 million, or 8.7% of our certificates of deposits were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest rate conscious and move funds into higher‑yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low‑cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Our other primary sources of funds have typically consisted of cash flows from operations, maturities and sales of securities and loan repayments. We can borrow from third‑party lenders, such as other financial institutions and in 2018 we entered into an amended and restated loan agreement, the Loan Agreement, agreement providing a $30.0 million revolving line of credit. Additional liquidity is available through our ability to borrow from the Federal Reserve Bank of Dallas and the FHLB. In 2017, we completed our initial public offering and we may obtain funding in the future from additional issuances and sales of our equity securities or future sales of debt securities.

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

We may need to raise additional capital, in the form of debt or equity to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2018, we had $831.6 million in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and mobile devices and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry has experienced rapid changes in technology and, as a result, our future success may depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks can also lead to increased competitive pressures on loan rates and terms for high‑quality credits. We may not be able to compete successfully with other financial institutions in our markets and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our nonbank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate or in new markets could have a material adverse effect on our business, financial condition or results of operations.

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

We invest in securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2018, our securities were 7.0% of total assets and the fair value of our available for sale securities portfolio was $229.9 million, which included a net unrealized loss of $3.8 million. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other‑than‑temporary impairment or in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other‑than‑temporary impairment related to our investment portfolio as of December 31, 2018, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our information technology and telecommunications systems, including third-party service providers and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems including with third‑party servicers and financial intermediaries. We outsource many of our major systems. Specifically, we rely on third parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring our network and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third‑party servicers. The failure of these systems, an information security or cybersecurity breach involving any of our third‑party service providers, or the termination or change in terms of a third‑party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third‑party systems, we could experience service denials if demand for such services exceeds capacity or such third‑party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third‑party service providers could entail significant delay, expense and disruption of service.

If these third‑party service providers experience difficulties, are subject to information security or cybersecurity breaches, or terminate their services and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third‑party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the OCC, has issued guidance outlining the expectations for third‑party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have issued enforcement actions against financial institutions for failure in oversight of third‑party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third‑party service providers experience difficulty, are subject to information security or cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third‑party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

The occurrence of fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

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

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	manipulate or destroy data;

•	disrupt, sabotage or degrade service on a financial institution’s systems; and
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

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

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
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

During 2018, we experienced a security incident involving the possible unauthorized access of certain personal information in the possession of the Bank.  We take the privacy of personal information seriously and we took steps to address the incident promptly after it was discovered, including initiating an internal investigation into the incident and working with an independent forensic investigation firm to assist us in the investigation of and response to the incident.  We also reported the incident to law enforcement authorities.  Based on the report of the independent forensic investigation firm, we believe that a phishing incident occurred where certain emails and attachments from two employee email accounts may have been accessed by an unauthorized person. We believe that these email accounts contained certain personal information for approximately 7,800 individuals. Although our investigation has not found any evidence that the incident involved any unauthorized access to or use of any of the Bank’s internal computer systems or network, and we believe that the access was limited to information that was contained in the email accounts of the two employees, we may become subject to claims in the future for purportedly fraudulent transactions or other matters arising out of the breach of information stored in the affected email accounts. We incurred total out-of-pocket expenses of $65,000 during 2018 related to this incident and estimate we may incur an additional $40,000 of out-of-pocket expenses related to this incident. Additionally, the incident may have a negative impact on our reputation if we become subject to claims in the future, and reputational harm arising out of such claims or litigation may cause our customers to lose confidence in our ability to safeguard their information.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology, or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry has undergone rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

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

We operate banking locations throughout Houston and Beaumont areas, which are susceptible to hurricanes, tropical storms, other adverse weather conditions and other natural disasters. For example, in late August 2017, Hurricane Harvey caused extensive and costly damage across Southeast Texas. In addition, man‑made events such as acts of terror and governmental responses to acts of terror, malfunctions of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our markets. These adverse weather and catastrophic events can disrupt our operations, cause widespread and extensive property damage, force the relocation of residents and significantly disrupt economic activity in the region, significantly depress the local economies in which we operate and adversely affect our customers. If the economies in our markets experience an overall decline because of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Our goodwill totals $81.0 million at December 31, 2018. While we have not recorded any impairment charges related to goodwill since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly-regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

The ongoing implementation of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, could adversely affect our business, financial condition and results of operations.

On July 21, 2010, the Dodd‑Frank Act was signed into law and the process of implementation is ongoing. The Dodd‑Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding how the provisions of the Dodd‑Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially considering the Trump administration’s executive order calling for a full review of the Dodd‑Frank Act and the regulations promulgated under it. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the OCC and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. Becoming subject to such regulatory actions could adversely affect our reputation, business, financial condition and results of operations.

We are subject to more stringent capital requirements, which may result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses, or result in regulatory action.

In July 2013, the federal banking agencies published new capital rules, referred to herein as the Basel III capital rules, which revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets. The Basel III capital rules apply to all bank holding companies with $3.0 billion or more in consolidated assets and all banks regardless of size. The Basel III capital rules became effective as applied to us on January 1, 2015, with a phase‑in period for the new capital conservation buffer that generally extends from January 1, 2015 through January 1, 2019.

As a result of the enactment of the Basel III capital rules, we became subject to increased required capital levels. Our inability to comply with these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses or result in regulatory actions, any of which could adversely affect our business, financial condition and results of operations.

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

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and frequently coordinates enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

To comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti‑money laundering program. If our policies, procedures, systems and practices are deemed deficient, we could be subject to liability, including fines, regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching, and criminal sanctions.

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

In addition, we have sold loans to third parties. In these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

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

Our FDIC insurance related costs were approximately $1.5 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. Additional assessments, increases in premiums or required prepayments of FDIC insurance premiums could adversely affect our earnings and results of operations.

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

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions regarding concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development and other land represent

100% or more of total capital, or (2) total reported loans secured by multi‑family and nonfarm nonresidential properties, loans for construction, land acquisition and development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. At December 31, 2018, the Bank’s ratios under these tests were 132.1% and 304.5%, respectively.

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

The market price of our common stock may be subject to substantial fluctuations.

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

The stock market and especially the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock and could make it difficult to sell your shares at the volume, prices and times desired.

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

We completed our initial public offering in November of 2017.  As a public company, our legal, accounting, administrative and other costs and expenses have increased. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements and the rules and regulations implemented by the SEC, the Sarbanes‑Oxley Act, the Dodd‑Frank Act, the Public Company Accounting Oversight Board, or PCAOB, and the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the Nasdaq Global Select Market rules has made certain operating activities more time‑consuming. We have made and will continue to make changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company.

We are classified as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies. We have elected to take advantage of the scaled disclosures and we may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” if we have $1.07 billion or more in annual revenues, we have more than $700 million in market value of our common stock held by non-affiliates on any June 30 more than one year after our initial public offering, or we issue more than $1.0 billion of non-convertible debt over a three-year period. We could cease to be an “emerging growth company” as soon as the end of the 2019 fiscal year. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. However, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover us. If these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

Our management and Board of Directors have significant control over our business.

Our directors and named executive officers beneficially owned approximately 29.1% of our outstanding common stock as a group at December 31, 2018. Consequently, our management and Board of Directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders.

The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

We have an established line of credit with another financial institution, although there was no outstanding amount borrowed at December 31, 2018. In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations they will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

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

Historically, we have paid a quarterly dividend on our common stock in an amount equal to approximately $0.05 per share per quarter. Although we have historically paid dividends to our shareholders and currently intend to generally maintain our current dividend levels, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our other debt obligations. If required payments on our other debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

In addition, our ability to declare or pay dividends is also subject to the terms of the Loan Agreement, which prohibits us from declaring or paying dividends upon the occurrence and during the continuation of an event of default (as defined in the Loan Agreement).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates 35 banking locations, all of which are in Texas. The headquarters of the Bank is located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861‑7200. The majority of the Bank’s and our executive officers are located in Houston at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600. The Bank operates branches in the following Texas locations:

	Number of Branches	Owned	Leased
Houston Market
Baytown	1	1	-
Boling	1	1	-
Crosby	2	2	-
Houston	9	3	6
Humble	1	1	-
Pasadena	1	1	-
Sugar Land	1	-	1
Wharton	1	-	1
The Woodlands	1	-	1
Tomball	1	1	-
	19	10	9
Beaumont Market
Beaumont	4	2	2
Buna	1	1	-
Jasper	1	1	-
Kirbyville	1	1	-
Lumberton	1	1	-
Nederland	1	1	-
Newton	1	1	-
Orange	1	1	-
Port Arthur	1	1	-
Silsbee	1	1	-
Vidor	1	1	-
Woodville	1	1	-
	15	13	2
Dallas Market
Preston Center	1	-	1

Total	35	23	12

We opened our Dallas Preston Center branch and our Houston South Belt branch in January 2019.  For the leased locations, we either lease the location entirely, own the building and have a ground lease, or own the drive‑in and lease the branch. We believe that lease terms for the 12 branches that we lease are generally consistent with prevailing market terms. The expiration dates of the leases range from 2019 to 2045, without consideration of any renewal periods available to us.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “CBTX”.

Holders of Record

As of February 19, 2019, there were approximately 492 holders of record of our common stock. Additionally a greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

We intend to continue to pay regular quarterly dividends, which have historically been of $0.05 per share. Our dividend policy may change and our Board of Directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will be dependent upon our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Equity compensation plans approved by shareholders (1)	165,400	$ 18.88	1,307,238
Equity compensation plans not approved by shareholders (2)	-	-	-
Total	165,400	$ 18.88	1,307,238

(1)

The number of shares available for future issuance includes 348,038 shares available under the Company’s 2017 Omnibus Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 959,200 shares available under the Company’s 2014 Stock Option Plan.

(2)

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 66,922 options with a weighted-average exercise price of $11.19 to be issued under a stock option plan the Company assumed in a 2006 acquisition.

Stock Performance Graph

The following performance graph compares total stockholders’ return on our common stock for the period beginning at the close of trading on November 7, 2017 and for each month until the end of 2018, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 7, 2017, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Dollars	11/7/17	11/17	12/17	1/18	2/18	3/18	4/18	5/18	6/18	7/18	8/18	9/18	10/18	11/18	12/18
CBTX, Inc.	100.0	102.5	106.1	102.4	98.8	105.5	103.9	106.1	118.6	134.2	131.3	127.7	119.4	124.0	105.8
NASDAQ Composite	100.0	102.4	102.8	110.2	108.1	105.3	105.3	110.8	112.0	114.3	120.6	119.7	108.6	109.3	99.1
NASDAQ Bank	100.0	103.5	101.7	106.2	103.8	103.9	106.1	108.6	105.8	106.8	109.2	104.1	94.8	98.5	84.8

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Selected Financial Data

The following consolidated selected financial data as of and for the five-year period ended December 31, 2018, is derived from our audited financial statements and should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and equivalents	$382,070	$326,199	$382,103	$434,901	$490,748
Loans, excluding loans held for sale	2,446,823	2,311,544	2,154,885	2,092,010	1,876,593
Allowance for loan losses	(23,693)	(24,778)	(25,006)	(25,315)	(24,952)
Loans, net	2,423,130	2,286,766	2,129,879	2,066,695	1,851,641
Goodwill and other intangible assets, net	86,725	87,720	88,741	89,829	67,952
Total assets	3,279,096	3,081,083	2,951,522	2,882,625	2,628,587
Noninterest-bearing deposits	1,183,058	1,109,789	1,025,425	1,053,957	974,571
Interest-bearing deposits	1,583,224	1,493,183	1,515,335	1,429,409	1,294,482
Total deposits	2,766,282	2,602,972	2,540,760	2,483,366	2,269,053
Shareholders' equity	487,625	446,214	357,637	344,313	329,252
Income Statement Data:
Interest income	$135,759	$116,659	$109,951	$105,525	$96,458
Interest expense	11,098	8,885	8,405	7,654	6,371
Net interest income	124,661	107,774	101,546	97,871	90,087
Provision (recapture) for loan losses	(1,756)	(338)	4,575	6,950	3,766
Net interest income after provision (recapture) for loan losses	126,417	108,112	96,971	90,921	86,321
Noninterest income	14,252	14,204	15,749	14,967	13,356
Noninterest expense	82,016	78,292	73,502	70,961	66,359
Income before income taxes	58,653	44,024	39,218	34,927	33,318
Income tax expense	11,364	16,453	12,010	10,791	10,476
Net income	$47,289	$27,571	$27,208	$24,136	$22,842
Share and Per Share Data:
Earnings per share - basic	$1.90	$1.23	$1.23	$1.07	$1.01
Earnings per share - diluted	1.89	1.22	1.22	1.06	1.00
Dividends per share	0.20	0.20	0.20	0.20	0.20
Book value per share	19.6	18.0	16.2	15.4	14.6
Tangible book value per share (1)	16.1	14.4	12.2	11.4	11.6
Weighted-average common shares outstanding- basic	24,859	22,457	22,049	22,462	22,530
Weighted-average common shares outstanding- diluted	25,018	22,573	22,235	22,675	22,765
Common shares outstanding at period end	24,907	24,833	22,062	22,303	22,534

(table continued on next page)

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.5%	0.9%	0.9%	0.9%	0.9%
Return on average shareholder's equity	10.2%	7.2%	7.8%	7.2%	7.1%
Net interest margin - tax equivalent basis	4.4%	4.1%	4.0%	3.9%	3.9%
Efficiency ratio (2)	59.0%	64.2%	62.7%	62.9%	64.2%
Selected Ratios:
Loans to deposits	88.5%	88.8%	84.8%	84.2%	82.7%
Noninterest-bearing deposits to total deposits	42.8%	42.6%	40.4%	42.4%	43.0%
Cost of deposits	0.40%	0.30%	0.29%	0.26%	0.28%
Credit Quality Ratios:
Nonperforming assets to total assets	0.11%	0.27%	0.27%	0.52%	0.93%
Nonperforming loans to total loans	0.14%	0.33%	0.29%	0.66%	1.23%
Allowance for loan losses to nonperforming loans	678.9%	324.1%	400.8%	183.3%	107.8%
Allowance for loan losses to total loans	0.97%	1.07%	1.16%	1.21%	1.33%
Net charge-off (recovery) to average loans	(0.03%)	- %	0.23%	0.32%	0.15%
Liquidity and Capital Ratios:
Total shareholders' equity to total assets	14.9%	14.5%	12.1%	11.9%	12.5%
Tangible equity to tangible assets (1)	12.6%	12.0%	9.4%	9.1%	10.2%
Common equity tier 1 capital ratio	14.7%	14.2%	11.5%	10.9%	N/A
Tier 1 risk-based capital ratio	14.8%	14.4%	11.8%	11.2%	13.4%
Total risk-based capital ratio	15.6%	15.4%	12.9%	12.2%	14.7%
Tier 1 leverage ratio	12.8%	12.3%	9.8%	9.3%	10.7%

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

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

	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Tangible Equity
Total shareholders’ equity	$487,625	$446,214	$357,637	$344,313	$329,252
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	59,049
Other intangibles	5,775	6,770	7,791	8,879	8,903
Tangible equity	$400,900	$358,494	$268,896	$254,484	$261,300
Tangible Assets
Total assets	$3,279,096	$3,081,083	$2,951,522	$2,882,625	$2,628,587
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	59,049
Other intangibles	5,775	6,770	7,791	8,879	8,903
Tangible assets	$3,192,371	$2,993,363	$2,862,781	$2,792,796	$2,560,635

Common shares outstanding (1) (2)	24,907	24,833	22,062	22,303	22,534

Book value per share	$19.6	$18.0	$16.2	$15.4	$14.6
Tangible book value per share	$16.1	$14.4	$12.2	$11.4	$11.6

Total shareholders’ equity to total assets	14.9%	14.5%	12.1%	11.9%	12.5%
Tangible equity to tangible assets	12.6%	12.0%	9.4%	9.1%	10.2%

(1)

Excludes the dilutive effect, if any, of 232,322, 260,322, 248,314, 647,074 and 575,326 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	Excludes the dilutive effect, if any, of 205,773 and 212,580 shares of unvested restricted stock as of December 31, 2018 and 2017, respectively.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I – Item 1A. – Risk Factors” and the following:

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities and other matters beyond our control;
•	the geographic concentration of our markets in Beaumont and Houston, Texas;
•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy, including our entry into new markets;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that we hold and the time and effort necessary to resolve nonperforming assets;
•	deterioration of our asset quality;
•	interest rate risk associated with our business;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing our loans;
•	our ability to maintain important deposit customer relationships and our reputation;
•	our ability to maintain effective internal control over financial reporting;
•	operational risks associated with our business;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with our business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers;
•	interruptions or breaches in our information system security;
•	the failure of certain third-party vendors to perform;
•	environmental liability associated with our lending activities;
•	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	the costs and effects of regulatory or other governmental inquiries, the results of regulatory examinations or reviews or the ability to obtain required regulatory approvals;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system; and
•	other risks, uncertainties, and factors that are discussed from time to time in our reports and documents filed with the SEC.

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

Overview

We operate through one segment, community banking. Our primary source of funds is deposits and our primary use of funds is loans. Most of our revenue is generated from interest on loans and investments. We incur interest expense on deposits and other borrowed funds as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

 Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas. We maintain diversity in our loan portfolio as a means of managing risk associated with fluctuations in economic conditions. Our focus on lending to small to medium‑sized businesses and professionals in our market areas has resulted in a diverse loan portfolio comprised primarily of core relationships. We carefully monitor exposure to certain asset classes to minimize the impact of a downturn in the value of such assets.

We seek to remain competitive with respect to interest rates on loans and deposits, as well as prices on fee‑based services, which are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. Through our relationship‑driven, community banking strategy, a significant portion of our  continued growth has been through referral business from our existing customers and professionals in our markets including attorneys, accountants and other professional service providers. Our total loans increased from $2.3 billion at December 31, 2017 to $2.4 billion at December 31, 2018 and deposits increased from $2.6 billion at December 31, 2017 to $2.8 billion at  December 31, 2018. We intend to supplement our organic growth through opening new branches and through strategic acquisitions designed to strengthen our franchise, increase shareholder value and contribute meaningful strategic enhancements.

We employ prudent underwriting and proactive credit administration to manage risk in our loan portfolio. In the past, these practices have resulted in low amounts in relation to the size of our loan portfolio of nonperforming and impaired loans and charge-offs. Our nonperforming assets to total assets was 0.11% at December 31, 2018 and 0.27% at December 31, 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations ——Financial Condition—Credit Policies and Risk Management” for further discussion.

We have focused on improving our operational efficiency and intend to continue to do so. We have upgraded our operating capabilities and created a platform for continued efficiencies in the areas of risk management, technology, data processing, regulatory compliance and human resources. The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. Our efficiency ratio improved from 64.2% for the year ended December 31, 2017, to 59.0% for the year ended December 31, 2018.

Results of Operations Year Ended December 31, 2018 vs Year Ended December 31, 2017

Net income for 2018 was $47.3 million compared to $27.6 million for 2017, an increase of $19.7 million, or 71.5%. This increase is primarily due to a $16.9 million increase in net interest income and a $5.1 million decrease in income taxes, partially offset by a $3.7 million increase in noninterest expense.

See further analysis of these fluctuations in the related discussions that follow.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	Increase (Decrease)
Interest income	$135,759	$116,659	$19,100	16.4%
Interest expense	11,098	8,885	2,213	24.9%
Net interest income	124,661	107,774	16,887	15.7%
Provision (recapture) for loan losses	(1,756)	(338)	(1,418)	419.5%
Noninterest income	14,252	14,204	48	0.3%
Noninterest expense	82,016	78,292	3,724	4.8%
Income before income taxes	58,653	44,024	14,629	33.2%
Income tax expense	11,364	16,453	(5,089)	(30.9%)
Net income	$47,289	$27,571	$19,718	71.5%
Earnings per share - basic	$1.90	$1.23	$0.67
Earnings per share - diluted	$1.89	$1.22	$0.67

Net Interest Income

Net interest income for the year ended December 31, 2018 was $124.7 million, compared to $107.8 million for the year ended December 31, 2017, an increase of $16.9 million, or 15.7%.  Interest income increased in 2018, as compared to 2017 due to higher average loans and securities and higher average yields on loans, securities and federal funds sold. Interest expense increased in 2018, as compared to 2017, due to higher average interest-bearing deposits and higher rates on interest-bearing deposits, offset by lower interest expense in 2018 due to the payoff of our note payable in the fourth quarter of 2017.  Increases in rates on interest-earning assets increased net interest income by $10.1 million and increased rates paid on interest-bearing liabilities decreased net interest income by $3.0 million for the year December  31, 2018,  compared to the year ended December 31, 2017.

The following table presents for the periods indicated, average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,392,348	$123,895	5.18%	$2,206,541	$107,368	4.87%
Debt securities	227,384	6,020	2.65%	220,953	5,347	2.42%
Federal funds sold and other interest-earning assets	255,323	5,030	1.97%	272,715	3,204	1.17%
Nonmarketable equity securities	15,282	814	5.32%	14,692	740	5.04%
Total interest-earning assets	2,890,337	$135,759	4.70%	2,714,901	$116,659	4.30%
Allowance for loan losses	(25,063)			(25,319)
Noninterest-earnings assets	290,868			284,165
Total assets	$3,156,142			$2,973,747
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,519,643	$10,586	0.70%	$1,503,350	$7,652	0.51%
Repurchase agreements	1,601	4	0.25%	2,254	5	0.27%
FHLB advances	3,356	73	2.18%	—	—	—
Note payable	—	15	—	22,164	906	4.09%
Junior subordinated debt	10,572	420	3.97%	10,826	322	2.97%
Total interest-bearing liabilities	1,535,172	$11,098	0.72%	1,538,594	$8,885	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,134,191			1,031,707
Other liabilities	22,082			19,388
Total noninterest-bearing liabilities	1,156,273			1,051,095
Shareholders’ equity	464,697			384,058
Total liabilities and shareholders’ equity	$3,156,142			$2,973,747
Net interest income		$124,661			$107,774
Net interest spread (2)			3.97%			3.72%
Net interest margin (3)			4.31%			3.97%
Net interest margin—tax equivalent (4)			4.35%			4.06%

(1)	Includes average outstanding balances of loans held for sale of $589,000 and $769,000 for the year ended December 31, 2018 and 2017, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)

Tax equivalent adjustments of $1.1 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively, have been computed using a federal income tax rate of 21% for 2018 and 35% for 2017.

The following table presents information regarding the changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Year Ended December 31,
	2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$9,041	$7,486	$16,527
Debt securities	156	517	673
Federal funds sold and other interest-earning assets	(204)	2,030	1,826
Nonmarketable equity securities	30	44	74
Total increase in interest income	9,023	10,077	19,100
Interest-bearing liabilities:
Interest-bearing deposits	83	2,851	2,934
Repurchase agreements	(1)	—	(1)
FHLB advances	73	—	73
Note payable	(891)	—	(891)
Junior subordinated debt	(8)	106	98
Total increase (decrease) in interest expense	(744)	2,957	2,213
Increase in net interest income	$9,767	$7,120	$16,887

Provision for Loan Losses

Provision (recapture) for loan losses is an income adjustment used to maintain an allowance for loan losses at a level management deems appropriate to absorb inherent losses on existing loans. A provision for loan  losses is an expense that increases the allowance for loan losses. If instead the allowance is determined to be higher than necessary, a  recapture is recorded, reducing the allowance for loan losses. For the year ended December 31, 2018, the recapture of $1.8 million was due to strong credit quality, continuing low nonperforming and impaired loans, minimal charge off history and an increase in recoveries during the year. A recapture of $338,000 was recorded for the year ended December 31, 2017, primarily due to the pay‑offs of certain classified and problem loans and the resulting reversal of their related allowance for loan losses. For a description of the factors considered by our management in determining the allowance for loan losses see ““Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition—Allowance for Loan Losses.”

Noninterest Income

For the year ended December 31, 2018, noninterest income totaled $14.3 million, an increase of $48,000, or 0.3%, compared to $14.2 million for the year ended December 31, 2017. Although noninterest income increased minimally   between 2018 and 2017, there were increases in deposit account service charges, card interchange fees and earnings on bank-owned life insurance, partially offset by decreased gains on sales of fixed assets. The major categories of noninterest income for the periods indicated below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Noninterest income:
Deposit account service charges	$6,281	$5,800	$481	8.3%
Net gain on sale of assets	660	1,524	(864)	(56.7%)
Card interchange fees	3,741	3,453	288	8.3%
Earnings on bank-owned life insurance	1,815	1,580	235	14.9%
Other	1,755	1,847	(92)	(5.0%)
Total noninterest income	$14,252	$14,204	$48	0.3%

Deposit Account Service Charges. We earn fees from our customers for deposit‑related services and these fees are a significant component of our noninterest income. Service charges on deposit accounts were $6.3 million for the year ended December 31, 2018, an increase of $481,000, or 8.3%, over the same period in 2017. This increase was predominately due to an increase in non‑sufficient and overdraft charges incurred by our deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets, SBA loans, mortgage loans and other assets, including OREO and repossessed assets. Net gain on sale of assets was $660,000 for the year ended December 31, 2018, a decrease of $864,000, or 56.7%, over the same period in 2017. Net gains on sale of assets for the year ended December 31, 2018, primarily related to sales of SBA and mortgage loans. Net gain on sale of assets for the year ended December 31, 2017, primarily related to the settlement of a legal matter related to one of our branches and the sale of certain assets of two branches in 2017.

Card Interchange Fees. We earn card interchange fees from merchants as issuer of debit cards. Card interchange fees increased $288,000 for the year ended December 31, 2018, compared to the year ended December 31, 2017, due an increase in the volume of such transactions.

Earnings on Bank-owned Life Insurance. The Company has purchased life insurance policies on certain employees, which are carried at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $235,000 during the year ended December 31, 2018, compared to the year ended December  31, 2017, primarily due to the impact of purchases of additional policies in the first quarter of 2018.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. For the year ended December 31, 2018, noninterest expense totaled $82.0 million, an increase of $3.7 million, or 4.8%, compared to $78.3 million for the year ended December 31, 2017. The major categories of noninterest expense for the periods indicated were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$ 51,524	$ 48,573	$ 2,951	6.1%
Net occupancy expense	9,394	9,151	243	2.7%
Regulatory fees	2,053	2,176	(123)	(5.7%)
Data processing	2,677	2,629	48	1.8%
Software	1,576	1,208	368	30.5%
Printing, stationery and office	1,161	1,097	64	5.8%
Amortization of intangibles	985	1,079	(94)	(8.7%)
Professional and director fees	3,537	3,105	432	13.9%
Correspondent bank and customer related expense	265	286	(21)	(7.3%)
Loan processing	448	461	(13)	(2.8%)
Advertising, marketing and business development	1,824	1,461	363	24.8%
Repossessed real estate and other assets	72	609	(537)	(88.2%)
Security and protection expense	1,276	1,355	(79)	(5.8%)
Telephone and communications	1,530	1,316	214	16.3%
Other expense	3,694	3,786	(92)	(2.4%)
Total noninterest expense	$ 82,016	$ 78,292	$ 3,724	4.8%

Salaries and Employee Benefits. The increase in salaries and employee benefit expenses during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to increases in salaries, bonuses  and stock compensation expense during 2018, partially offset by the impact of a change in control charge of $2.5 million related to our initial public offering recorded in 2017. Salaries increased in 2018, as compared to 2017, primarily due to annual salary increases and the hiring of additional officer level employees. Stock compensation expense increased in 2018, as compared to 2017 due to the issuance of restricted stock awards during the fourth quarter of 2017 to executives, officers and other key individuals in conjunction with our initial public offering.

Net Occupancy Expenses. Net occupancy expenses were $9.4 million and $9.2 million for the year ended December 31, 2018 and 2017, respectively. Although we sold two branches in the third quarter of 2017, costs for repairs and maintenance and other costs related to occupancy increased in 2018.

Software. Software related expenses increased $368,000 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to increases in software licenses.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees, were $3.5 million and $3.1 million for the year ended December 31, 2018 and 2017, respectively. The increase of $432,000 for the year ended December 31, 2018, compared to the year ended December 31, 2017, is primarily due to increased legal, audit and consulting fees.

Professional and director fees include expenditures relating to a security incident involving the possible unauthorized access of certain personal information in the possession of the Bank. Based on a report of an independent forensic investigation firm, we believe that a phishing incident occurred where certain emails and attachments from two employee email accounts may have been accessed by an unauthorized person. We believe that these email accounts contained certain personal information for approximately 7,800 individuals. We stopped the identified unauthorized access and we have contacted such individuals and reported the incident to law-enforcement authorities. Our investigation has not found any evidence that the incident involved any unauthorized access to or use of any of the Bank's internal computer systems or network, and we believe that the access was limited to information that was contained in the email accounts of the two employees.  We incurred total out-of-pocket expenses of $65,000 during 2018 related to this incident and estimate we may incur an additional $40,000 of out-of-pocket expenses related to this incident.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $1.8 million and $1.5 million for the year ended December 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017 and continued into 2018.

Repossessed Real Estate and Other Assets. Costs related to repossessed real estate and other assets decreased $537,000, or 88.2%, during the year ended December  31, 2018 as compared to the year ended December  31, 2017. The decrease was due to a reduction in the number of repossessed and other assets in 2018, as compared to 2017,  and a resulting decrease in related costs.

Telephone and Communications. Telephone and communication costs increased $214,000 during 2018, as compared to 2017, primarily due to increased equipment costs and monthly fees.

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

For the years ended December 31, 2018 and 2017, income tax expense totaled $11.4 million and $16.5 million and our effective tax rate for those periods was 19.4% and 37.4%, respectively. The decrease in tax expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, is due to the Tax Cuts and Jobs Act of 2017, or Tax Act, which was effective January 1, 2018. The Tax Act lowered the corporate federal income tax rate in the U.S. from 35% to 21%.  As a result, we recorded a deferred tax asset remeasurement adjustment of $3.9 million in 2017 to reflect the impact of this rate change. The tax rate for 2017 would have been 28.6% without the impact of the deferred tax remeasurement adjustment.

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

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	Increase (Decrease)
Interest income	$116,659	$109,951	$6,708	6.1%
Interest expense	8,885	8,405	480	5.7%
Net interest income	107,774	101,546	6,228	6.1%
Provision for loan losses	(338)	4,575	(4,913)	(107.4%)
Noninterest income	14,204	15,749	(1,545)	(9.8%)
Noninterest expense	78,292	73,502	4,790	6.5%
Income before income taxes	44,024	39,218	4,806	12.3%
Income tax expense	16,453	12,010	4,443	37.0%
Net income	$27,571	$27,208	$363	1.3%
Earnings per share - Basic	$1.23	$1.23	$-
Earnings per share - Diluted	$1.22	$1.22	$-

Net Interest Income

Net interest income for the year ended December 31, 2017 was $107.8 million, compared to $101.5 million for the year ended December 31, 2016, an increase of $6.2 million, or 6.1%. For the year ended December 31, 2017, net interest margin and net interest spread were 3.97% and 3.72%, respectively, compared to 3.87% and 3.63% for the year ended December 31, 2016. The increase in the net interest margin and net interest spread was primarily attributable to the increase in the average outstanding balances for our loans and securities portfolios. Changes in rates paid on interest‑bearing deposits for 2017 and 2016 had a minimal impact on the net interest margin. Increases in rates on interest-earning assets increased net interest income by $2.6 million and increased rates paid on interest-bearing liabilities decreased net interest income by $526,000 for the year ended December  31, 2017,  compared to the year ended December 31, 2016.

The following tables present for the periods indicated, average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	For the Years Ended December 31,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,206,541	$107,368	4.87%	$2,140,917	$103,723	4.84%
Securities	220,953	5,347	2.42%	169,509	3,801	2.24%
Federal funds sold and other interest-earning assets	272,715	3,204	1.17%	301,018	1,732	0.58%
Nonmarketable equity securities	14,692	740	5.04%	14,683	695	4.73%
Total interest-earning assets	2,714,901	$116,659	4.30%	2,626,127	$109,951	4.19%
Allowance for loan losses	(25,319)			(26,826)
Noninterest-earnings assets	284,165			276,413
Total assets	$2,973,747			$2,875,714
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,503,350	$7,652	0.51%	$1,458,566	$7,073	0.48%
Repurchase agreements	2,254	5	0.27%	1,918	5	0.26%
Note payable	22,164	906	4.09%	29,624	1,061	3.58%
Junior subordinated debt	10,826	322	2.97%	10,826	266	2.46%
Total interest-bearing liabilities	1,538,594	$8,885	0.58%	1,500,934	$8,405	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,031,707			1,010,403
Other liabilities	19,388			15,270
Total noninterest-bearing liabilities	1,051,095			1,025,673
Shareholders’ equity	384,058			349,107
Total liabilities and shareholders’ equity	$2,973,747			$2,875,714
Net interest income		$107,774			$101,546
Net interest rate spread (2)			3.72%			3.63%
Net interest margin (3)			3.97%			3.87%
Net interest margin—tax equivalent (4)			4.06%			3.96%

(1)	Includes average outstanding balances of loans held for sale of $769,000 and $905,000 for the year ended December 31, 2017 and 2016, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)	Tax equivalent adjustments of $2.3 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively, have been computed using a federal income tax rate of 35%.

The following table presents information regarding the changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Year Ended December 31,
	2017 Compared to 2016
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$3,176	$469	$3,645
Debt securities	1,153	393	1,546
Federal funds sold and other interest-earning assets	(174)	1,646	1,472
Nonmarketable equity securities	—	45	45
Total increase in interest income	4,155	2,553	6,708
Interest-bearing liabilities:
Interest-bearing deposits	221	358	579
Repurchase agreements	—	—	—
Note payable	(267)	112	(155)
Junior subordinated debt	—	56	56
Total increase (decrease) in interest expense	(46)	526	480
Increase in net interest income	$4,201	$2,027	$6,228

Provision for Loan Losses

Provision (recapture) for loan losses is an income adjustment used to maintain an allowance for loan losses at a level management deems appropriate to absorb inherent losses on existing loans. For the year ended December 31, 2017, a recapture of $338,000 was recorded, compared to a $4.6 million provision for the year ended December 31, 2016. The recapture recorded during 2017 is primarily the result of pay‑offs of certain classified and problem loans, which resulted in the reversal of their related allowance for loan losses.

Noninterest Income

For the year ended December 31, 2017, noninterest income totaled $14.2 million, a decrease of $1.5 million, or 9.8%, compared to $15.7 million for the year ended December 31, 2016. The major categories of noninterest income for the periods indicated were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest income:
Deposit account service charges	$5,800	$6,538	$(738)	(11.3%)
Net gain on sale of assets	1,524	1,922	(398)	(20.7%)
Card interchange fees	3,453	3,352	101	3.0%
Earnings on bank-owned life insurance	1,580	1,356	224	16.5%
Other	1,847	2,581	(734)	(28.4%)
Total noninterest income	$14,204	$15,749	$(1,545)	(9.8%)

Deposit Account Service Charges. Service charges on customer deposit accounts were $5.8 million for the year ended December 31, 2017, a decrease of $738,000, or 11.3%, over the same period in 2016. These decreases were predominately due to a reduction of non‑sufficient and overdraft charges incurred by our deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets was $1.5 million for the year ended December 31, 2017, a decrease of $398,000, or 20.7%, over the same period in 2016.  Net gain on sale of assets for the year ended December 31, 2017, primarily related to the settlement of a legal matter related to one of our branches and the sale of certain assets of two branches. Net gain on sale of assets for the year ended December 31, 2016 was primarily attributed to the sale of one of our branch locations during that period.

Other.  Other noninterest income decreased $734,000, or 28.4%, from $2.6 million for the year ended December 31, 2016, to $1.8 million for the year ended December 31, 2017. The decrease is primarily due to the income generated during the year ended December 31, 2016 by our investments in partnerships and funds associated with the Small Business Investment Company, or SBIC, program of the SBA of $629,000. Our investments in these partnerships and funds aid the Company in meeting its CRA requirements. The partnerships and funds are licensed small business investment companies whose income is primarily derived from investment in small businesses and ultimate liquidation of these investments at a future date for profit.

Noninterest Expense

For the year ended December 31, 2017, noninterest expense totaled $78.3 million, an increase of $4.8 million, or 6.5%, compared to $73.5 million for the year ended December 31, 2016. The major categories of noninterest expense for the periods indicated were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$ 48,573	$ 44,239	$ 4,334	9.8%
Net occupancy expense	9,151	10,100	(949)	(9.4%)
Regulatory fees	2,176	2,300	(124)	(5.4%)
Data processing	2,629	2,484	145	5.8%
Software	1,208	679	529	77.9%
Printing, stationery and office	1,097	1,194	(97)	(8.1%)
Amortization of intangibles	1,079	1,167	(88)	(7.5%)
Professional and director fees	3,105	2,481	624	25.2%
Correspondent bank and customer related expense	286	320	(34)	(10.6%)
Loan processing	461	509	(48)	(9.4%)
Advertising, marketing and business development	1,461	789	672	85.2%
Repossessed real estate and other assets	609	318	291	91.5%
Security and protection expense	1,355	1,718	(363)	(21.1%)
Telephone and communications	1,316	1,444	(128)	(8.9%)
Other expense	3,786	3,760	26	0.7%
Total noninterest expense	$ 78,292	$ 73,502	$ 4,790	6.5%

Salaries and Employee Benefits. Salaries and employee benefits were $48.6 million for the year ended December 31, 2017, an increase of $4.3 million, or 9.8%, compared to $44.2 million for the same period in 2016. The increase in 2017 was due to increases in salaries and incentive compensation resulting from bonuses and deferred compensation expense and a $2.5 million charge for change of control payments to certain employees triggered by to our initial public offering.

Net Occupancy Expenses. Net occupancy expenses were $9.2 million and $10.1 million for the year ended December 31, 2017 and 2016, respectively. The decrease during 2017 was primarily due to the closing of multiple branches during 2017 and 2016 and a reduction in repairs, maintenance and janitorial services.

Professional and Director Fees. Professional and director fees were $3.1 million and $2.5 million for the year ended December 31, 2017 and 2016, respectively. The increase of $624,000 for the year ended December 31, 2017, compared to the year ended December 31, 2016, is primarily due to increased audit fees as a result of the Company’s initial public offering.

Software. The increase in software expense of $529,000, or 77.9%, was primarily due to increases in software licenses.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $1.5 million and $789,000 for the year ended December 31, 2017 and 2016, respectively. The increase in 2017 was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017.

Income Tax Expense

For the years ended December 31, 2017 and 2016, income tax expense totaled $16.5 million and $12.0 million and our effective tax rate for those periods was 37.4% and 30.7%, respectively. The increase in tax expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, is due to the deferred tax asset remeasurement adjustment of $3.9 million recorded in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act which was effective January 1, 2018 and true-ups and return to provision adjustments booked in 2017. The tax rate for 2017 would have been 28.6% without the impact of the deferred tax remeasurement adjustment.

Financial Condition

Total assets were $3.3 billion as of December 31, 2018, compared to $3.1 billion as of December 31, 2017. The increase of $198.0 million, or 6.4%, due primarily to an increase in loans of $135.3 million, a $55.9 million increase in cash and cash equivalents and a $6.8 million increase in securities.

Total liabilities were $2.8 billion as of December 31, 2018, compared to $2.6 billion as of December 31, 2017. The increase of $156.6 million, or 5.9%, was due primarily to an increase in deposits of $163.3 million, partially offset by a decrease of $5.2 million due to the redemption of a portion of our junior subordinated debt.

See further analysis in the related discussions that follow.

Loan Portfolio

As of December 31, 2018, gross loans were $2.5 billion, an increase of $135.3 million, or 5.8%, compared to $2.3 billion at December 31, 2017.  Loans grew from December 31, 2017 to December 31, 2018 due to organic growth, needs of existing customers and demand. The loan portfolio by loan class as of the dates indicated was as follows:

	December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)
Commercial and industrial	$519,779	$559,363	$(39,584)	(7.1%)
Real estate:
Commercial real estate	795,733	738,293	57,440	7.8%
Construction and development	515,533	449,211	66,322	14.8%
1-4 family residential	282,011	258,584	23,427	9.1%
Multi-family residential	221,194	220,305	889	0.4%
Consumer	39,421	40,433	(1,012)	(2.5%)
Agricultural	11,076	11,256	(180)	(1.6%)
Other	68,382	40,344	28,038	69.5%
Gross loans	2,453,129	2,317,789	135,340	5.8%
Less deferred fees and unearned discount	6,306	4,785	1,521
Less loans held for sale	—	1,460	(1,460)
Total loans	$2,446,823	2,311,544	$135,279
Loans as a percentage of deposits	88.5%	88.8%
Loans as a percentage of total assets	74.6%	75.0%

Credit Policies and Risk Management

We have lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We employ centralized and thorough loan underwriting, a diversified loan portfolio and highly experienced credit officers and credit analysts, including our Chief Credit Officer and Regional Credit Officers.

Our credit culture actively supports the extension of credit based on sound, fundamental lending principles and we selectively extend credit to establish long‑term relationships with our customers. Our credit officers are involved in the underwriting, structuring and pricing process at inception of the lending opportunity and remain involved through approval and we believe that our credit approval process provides for thorough underwriting and efficient decision‑making. We receive personal guarantees from the principal or principals on the majority of our commercial credits. Substantially all our loans are made to borrowers located or operating in our primary market areas with whom we have ongoing relationships across various product lines. Our reporting system provides management and our Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. We actively manage the composition of our loan portfolio, including credit concentrations. Our management administers a risk‑based approach to effectively identify, measure, monitor, mitigate, control and manage concentration risks.

The contractual maturity ranges of loans in our loan portfolio and loans with fixed and variable interest rates in each maturity range as of date indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
December 31, 2018
Commercial and industrial	$272,734	$219,047	$27,998	$519,779
Real estate:
Commercial real estate	120,563	483,172	191,998	795,733
Construction and development	128,196	352,032	35,305	515,533
1-4 family residential	15,132	46,404	220,475	282,011
Multi-family residential	8,742	35,935	176,517	221,194
Consumer	23,455	15,865	101	39,421
Agricultural	9,698	1,280	98	11,076
Other	23,390	42,935	2,057	68,382
Total loans	$601,910	$1,196,670	$654,549	$2,453,129
Fixed rate loans	$171,623	$634,769	$287,420	$1,093,812
Variable rate loans	430,287	561,901	367,129	1,359,317

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become more than 90 days past due, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan and the probability that the Company will collect all principal and interest amounts outstanding. We also place loans on nonaccrual status if they are 90 days or less  past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured. We feel that our historically low percentage of nonperforming assets relative to our loan portfolio reflects our  prudent underwriting and proactive credit administration.

The components of nonperforming assets as of the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Nonaccrual loans by category:
Commercial and industrial	$ 1,317	$ 3,280
Real estate:
Commercial real estate	1,517	3,216
Construction and development	—	252
1-4 family residential	656	898
Consumer	—	—
Total nonaccrual loans	3,490	7,646
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	3,490	7,646
Foreclosed assets, including other real estate:
Commercial real estate, construction and development, land and land development	12	298
Residential real estate	—	407
Total foreclosed assets	12	705
Total nonperforming assets	$ 3,502	$ 8,351
Nonperforming loans to total loans	0.14%	0.33%
Nonperforming assets to total assets	0.11%	0.27%

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

Pass—  Credits in this category contain an acceptable amount of risk.

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

The Company had no loans graded “loss” or “doubtful” at December 31, 2018 and 2017.

The internal ratings of our loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agricultural	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total	$2,404,521	$22,763	$25,845	$2,453,129

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agricultural	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total	$2,255,908	$19,571	$42,310	$2,317,789

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies—Loans and Allowance for Loan Losses.” and “Item 8—Financial Statements and Supplementary Data—Note 1.”

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

As of December 31, 2018, the allowance for loan losses totaled $23.7 million, or 0.97%, of gross loans and as of December 31, 2017, the allowance for loan losses totaled $24.8 million, or 1.07%, of gross loans. Our allowance for loan losses as of December 31, 2018 decreased by $1.1 million, or 4.4%, compared to December 31, 2017, due to recoveries during 2018 and the reversal of the allowance for loan losses during 2018 as a result of strong credit quality, continuing low nonperforming and impaired loans and minimal charge off history.

Activity in the allowance for loan losses for the periods indicated was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017
Allowance for loan losses at beginning of period	$24,778	$25,006
Provision (recapture) for loan losses	(1,756)	(338)
Charge-offs:
Commercial and industrial	1,928	904
Real estate:
Commercial real estate	171	120
Construction and development	1	—
1-4 family residential	4	8
Consumer	1	93
Other	3	—
Total charge-offs	2,108	1,125
Recoveries:
Commercial and industrial	2,737	1,110
Real estate:
Commercial real estate	20	9
1-4 family residential	6	13
Consumer	3	43
Agricultural	10	52
Other	3	8
Total recoveries	2,779	1,235
Net recoveries	671	110
Allowance for loan losses at end of period	$23,693	$24,778
Allowance for loan losses to end of period loans	0.97%	1.07%
Net charge-offs (recoveries) to average loans	(0.03%)	0.00%

The allowance for loan losses by loan category as of the dates shown was as follows.

	December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,719	32.6%	$7,257	29.3%
Real estate:
Commercial real estate	6,730	28.4%	10,375	41.9%
Construction and development	4,298	18.1%	3,482	14.0%
1-4 family residential	2,281	9.6%	1,326	5.4%
Multi-family residential	1,511	6.4%	1,419	5.7%
Consumer	387	1.6%	566	2.3%
Agricultural	62	0.3%	68	0.3%
Other	705	3.0%	285	1.1%
Total allowance for loan losses	$23,693	100.0%	$24,778	100.0%

Securities

As of December 31, 2018, the carrying amount of our securities totaled $230.0 million, compared to $223.2 million as of December 31, 2017, an increase of $6.8 million, or 3.0%. The increase was the result of purchases outpacing maturities, sales, calls, paydowns and the increase in net unrealized losses.  Securities represented 7.0% and 7.2% of total assets as of December 31, 2018 and 2017, respectively.

Amortized cost and estimated fair value of investments in debt securities as of the dates shown were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

The Company held 167 and 52 debt securities at December 31, 2018 and 2017, respectively, that were in a gross unrealized loss position for 12 months or more. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018 and 2017, management believes the unrealized losses in the table above are temporary and no impairment loss has been recorded.

Our mortgage‑backed securities at December 31, 2018 and 2017 are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in our portfolio.

Maturities and weighted-average yield based on estimated annual income divided by the average amortized cost of our debt securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2018
State and municipal securities	$2,039	2.3%	$4,527	2.6%	$4,558	2.6%	$46,567	2.9%	$57,691	2.8%
U.S. agency securities:
Debt securities	—	—%	16,881	1.7%	—	—%	—	—%	16,881	1.7%
Collateralized mortgage obligations	—	—%	—	—%	5,124	2.5%	60,290	2.8%	65,414	2.8%
Mortgage-backed securities	61	3.2%	962	3.4%	3,380	3.5%	84,487	2.7%	88,890	2.7%
Other securities	1,088	2.2%	—	—%	—	—%	—	—%	1,088	2.2%
Total debt securities	$3,188	2.3%	$22,370	2.0%	$13,062	2.8%	$191,344	2.8%	$229,964	2.7%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of our securities portfolio was 5.3 years with an estimated modified duration, or anticipated holding period, of 4.6 years as of December 31, 2018.

A portion of our debt securities have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the economic environment. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments and as a result, the average lives of these securities are lengthened. If interest rates fall, prepayments tend to increase and as a result the lives of these securities are shortened.

As of December 31, 2018, we did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Deposits

Total deposits as of December 31, 2018, were $2.8 billion, compared to $2.6 billion as of December 31, 2017, an increase of $163.3 million due an $73.3 million increase in noninterest-bearing deposits and an increase of $90.0 million in interest-bearing deposits. The increase in deposits between 2018 and 2017 is due to organic growth.

We offer a variety of deposit products, which have a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations, electronic delivery channels and personalized service to attract and retain deposits.

Deposits as of the dates shown below were as follows:

	For the Year Ended December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$387,457	14.0%	$363,015	14.0%
Money market accounts	737,770	26.7%	702,299	27.0%
Saving accounts	96,962	3.5%	95,842	3.7%
Certificates and other time deposits, $100,000 or greater	189,007	6.8%	172,469	6.6%
Certificates and other time deposits, less than $100,000	172,028	6.2%	159,558	6.1%
Total interest-bearing deposits	1,583,224	57.2%	1,493,183	57.4%
Noninterest-bearing deposits	1,183,058	42.8%	1,109,789	42.6%
Total deposits	$2,766,282	100.0%	$2,602,972	100.0%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Three months or less	$71,817	$63,482
Over three months through six months	50,966	57,471
Over six months through 12 months	119,180	84,476
Over 12 months through three years	108,436	102,864
Over three years	10,636	23,734
Total	$361,035	$332,027

Average balances and average rates paid on deposits for the dates indicated were as follows:

	For the Year Ended December 31,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$362,498	0.23%	$349,672	0.22%
Savings accounts	94,754	0.06%	88,883	0.06%
Money market accounts	714,565	0.87%	721,327	0.58%
Certificates and other time deposits, $100,000 or greater	173,160	0.79%	175,793	0.54%
Certificates and other time deposits, less than $100,000	174,666	1.23%	167,675	1.01%
Total interest-bearing deposits	1,519,643	0.70%	1,503,350	0.51%
Noninterest-bearing deposits	1,134,191	—	1,031,707	—
Total deposits	$2,653,834	0.40%	$2,535,057	0.30%

The ratio of average noninterest‑bearing deposits to average total deposits was 42.7% and 40.7% for the years ended December 31, 2018 and 2017, respectively.

Borrowings

Frost Line of Credit.  On December 13, 2017, the Company entered into a loan agreement, or the Loan Agreement, with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit. On December 13, 2018, the Company entered into an amended and restated loan agreement, or the Amended Agreement, with Frost Bank, which extended the maturity date by one year and increased the Tangible Net worth requirement in the debt covenants from $240 million to $300 million.

The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Amended Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of any loan under the Amended Agreement without premium or penalty. The obligations of the Company under the Amended Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2018.

As of December 31, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to December 31, 2018.

Junior Subordinated Debt.  Prior to being acquired in 2008 by the Company, Crosby Bancshares, Inc. received proceeds of junior subordinated debt held by a trust that is funded by common securities purchased by Crosby Bancshares, Inc. and trust preferred securities in the amount of $5.0 million that are held by other investors. Funds raised by the trust totaling $5.2 million were loaned to Crosby Bancshares, Inc. in the form of junior subordinated debt. This debt was assumed by the Company at the date of acquisition. On December 17, 2018, the Crosby Statutory Trust I, or Crosby Trust, redeemed all of the Crosby Trust’s issued and outstanding trust preferred securities as a result of the concurrent redemption made by the Company of its junior subordinated debt securities held by the Crosby Trust. The aggregate redemption price paid by the Company, including accrued and unpaid interest, was $5.2 million.

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

In November 2018, the County Bancshares Trust I, or County Trust, agreed to redeem all of the County Trust’s issued and outstanding trust preferred securities upon concurrent redemption made by the Company of its junior subordinated debt securities held by the County Trust on January 7, 2019. The Company paid $5.7 million to pay its obligation for the junior subordinated debt, including accrued and unpaid interest. The Company received $4.1 million from the redemption of the preferred securities

Additional Lines of Credit. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of December 31, 2018 and 2017, total borrowing capacity of $919.9 million and $793.3 million, respectively, was available under this arrangement. During the second and third quarter of 2018, funds were borrowed under this agreement on a short-term basis. As of December 31, 2018 and 2017, there were no outstanding FHLB advances.

As of December 31, 2018 and 2017, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2018 and 2017.

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

The composition of our funding sources and uses as a percentage of average total assets for the periods indicated was as follows.

	For the Years Ended December 31,
	2018	2017
Sources of funds:
Deposits:
Interest-bearing	48.1%	50.5%
Noninterest-bearing	35.9%	34.7%
Repurchase agreements	0.1%	0.1%
FHLB advances	0.1%	—%
Note payable	—%	0.7%
Junior subordinated debt	0.4%	0.4%
Other liabilities	0.7%	0.7%
Shareholders’ equity	14.7%	12.9%
Total sources	100.0%	100.0%
Uses of funds:
Loans	75.8%	74.2%
Debt securities	7.2%	7.4%
Federal funds sold and other interest-earning assets	8.1%	9.2%
Equity securities	0.5%	0.5%
Other noninterest-earning assets	8.4%	8.7%
Total uses	100.0%	100.0%
Average loans to average deposits	90.1%	87.0%

As of December 31, 2018, we had $831.6 million in outstanding commitments to extend credit and $31.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

As of December 31, 2018, we had cash and cash equivalents of $382.1 million, compared to $326.2 million as of December 31, 2017, an increase of $55.9 million. The increase was primarily due to cash provided by operations of $49.3 million due primarily to net income and $154.3 million of cash provided by financing activities, primarily due to increases in deposits, partially offset by the $147.7 million of cash used in investing, primarily loans and securities. See “Item 8— Financial Statements and Supplementary Data—Consolidated Statement of Cash Flows” for the year ended December 31, 2018.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
December 31, 2018
Non-cancelable future operating leases	$2,118	$4,363	$4,565	$10,048	$21,094
Certificates of deposit	241,963	108,436	10,636	—	361,035
Junior subordinated debt (1)	1,571	—	—	—	1,571
Total	$245,652	$112,799	$15,201	$10,048	$383,700
December 31, 2017
Non-cancelable future operating leases	$1,573	$2,803	$2,975	$10,833	$18,184
Certificates of deposit	205,429	102,864	23,734	—	332,027
Junior subordinated debt	—	—	—	6,726	6,726
Total	$207,002	$105,667	$26,709	$17,559	$356,937

(1)

Although the Company’s junior subordinated debt was not due until 2035, the Company had the right to request redemption of the trust preferred securities to repay these obligations and elected to do so. In December 2018, the trust preferred securities held by the Crosby Trust were redeemed and in January 2019 the trust preferred securities held by the County Trust were redeemed.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of the dates indicated below were as follows:

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
December 31, 2018
Standby letters of credit	$22,789	$3,940	$5,000	$—	$31,729
Commitments to extend credit	486,480	267,099	14,415	63,642	831,636
Total	$509,269	$271,039	$19,415	$63,642	$863,365
December 31, 2017
Standby letters of credit	$27,996	$981	$—	$—	$28,977
Commitments to extend credit	386,505	257,223	25,546	18,775	688,049
Total	$414,501	$258,204	$25,546	$18,775	$717,026

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, we have rights to the underlying collateral. Our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

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

Capital Resources

Total shareholders’ equity increased to $487.6 million at December 31, 2018 from $446.2 million at December 31, 2017.  Shareholders’ equity increased $47.3 million by current year net income and decreased $5.0 million due to dividends and $2.6 million  as a result of  unrealized losses in our securities available for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” for a discussion of net income and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition–Securities” regarding the change in unrealized losses in our securities available for sale portfolio.

As a  general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. At December 31, 2018 and 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. The regulatory capital ratios for the Company and the Bank as of the dates indicated were as follows:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.7%	$ 123,885	4.5%	$ 192,710	7.0%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 123,877	4.5%	$ 192,697	7.0%	$ 178,933	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.8%	$ 165,180	6.0%	$ 234,005	8.5%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 165,169	6.0%	$ 233,989	8.5%	$ 220,225	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.6%	$ 220,240	8.0%	$ 289,065	10.5%	N/A	N/A
Bank Only	$ 387,211	14.1%	$ 220,225	8.0%	$ 289,046	10.5%	$ 275,282	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.8%	$ 127,350	4.0%	$ 127,350	4.0%	N/A	N/A
Bank Only	$ 363,140	11.4%	$ 127,350	4.0%	$ 127,350	4.0%	$ 159,188	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	December 31, 2018		December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	16.7%	(3.1)%	19.6%	3.9%
+ 200	11.6%	(0.4)%	13.5%	5.5%
+ 100	6.1%	1.1%	6.9%	6.4%
Base	—%	—%	—%	—%
−100	(6.8)%	(7.6)%	(7.2)%	(10.3)%

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Critical Accounting Policies

Our accounting policies are integral to understanding our financial condition and results of operations. See “Item 8—Financial Statements and Supplementary Data—Note 1” for a description of our accounting policies. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. We maintain the allowance at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on  our allowance, and therefore our financial position, liquidity or results of operations. For a description of the factors considered in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial

Condition and Results of Operations —Financial Condition—Allowance for Loan Losses” and “Item 8—Financial Statements and Supplementary Data—Note 1.”

Fair Values of Financial Instruments

The fair values of our financial instruments are based upon quoted market prices, where available. If quoted market prices are not available, fair value is estimated based upon models that primarily use observable market‑based parameters as inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Other‑than‑temporary Impairment of Debt Securities

We evaluate debt securities for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near‑term prospects of the issuer. We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Goodwill and Other Intangibles

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. We first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then the fair value of the reporting unit is compared with the carrying amount of the reporting unit. The fair value of net assets is estimated based on an analysis of our market value.

Determining the fair value of goodwill is considered a critical accounting estimate because the allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

Our other intangible assets include core deposits, loan servicing assets and customer relationship intangibles, which can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Recently Issued Accounting Pronouncements

See “Item 8—Financial Statements and Supplementary Data—Note 1.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We manage market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by our Board of Directors. We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how we manage market risk.

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes are included in “Item 15 — Exhibits and Financial Statement Schedules.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on management’s assessment of internal control over financial reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Improvement Act. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an Emerging Growth Company.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is set forth in the Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, or the 2019 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this item is set forth in the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference to the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this item is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information called for by this item is set forth in the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference to the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference to the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference to the 2019 Proxy Statement.

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

10.1

Loan Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.2

Promissory Note between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.3

Pledge and Security Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on December 14, 2017, File No. 001-38280)

10.4

Amended and Restated Loan Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 14, 2018, File No. 001-38280)

10.5

Promissory Note between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on December 14, 2018, File No. 001-38280)

10.6

Pledge and Security Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on December 14, 2018, File No. 001-38280)

10.7†

Amended and Restated Employment Agreement between CBTX, Inc. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.7.1†

2017 Salary Continuation Agreement between CommunityBank of Texas, N.A. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4.1 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.8†

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

10.10†

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

10.12†	CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.13†

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

10.17†	VB Texas, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.18†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.19†

Form of Stock Option Award Agreement and Notice of Stock Option Award under the CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.20†

Executive Deferred Compensation Agreement between CommunityBank of Texas, NA and J. Pat Parsons, dated December 30, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.21†

Acknowledgment Agreement between CommunityBank of Texas, NA and J. Pat Parsons, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.22†

Form of Indemnification Agreement between CBTX, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

21.1*	Subsidiaries of CBTX, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from CBTX’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*     Filed with this Annual Report on Form 10‑K

**   Furnished with this Annual Report on Form 10‑K

†Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on February 28, 2019.

CBTX, INC.
By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on the dates set forth below.

Signature	Title	Date

/s/ Robert R. Franklin, Jr.	Chairman, President and Chief Executive Officer	February 28, 2019
Robert R. Franklin, Jr.	(Principal Executive Officer)

/s/ Robert T. Pigott, Jr.	Chief Financial Officer	February 28, 2019
Robert T. Pigott, Jr.	(Principal Financial and Accounting Officer)

/s/ Michael A. Havard	Director	February 28, 2019
Michael A. Havard

/s/ Tommy W. Lott	Director	February 28, 2019
Tommy W. Lott

/s/ Glen W. Morgan	Director	February 28, 2019
Glen W. Morgan

/s/ J. Pat Parsons	Vice Chairman	February 28, 2019
J. Pat Parsons

/s/ Joe E. Penland, Sr.	Director	February 28, 2019
Joe E. Penland, Sr.

/s/ Wayne A. Reaud	Director	February 28, 2019
Wayne A. Reaud

/s/ Joseph B. Swinbank	Director	February 28, 2019
Joseph B. Swinbank

/s/ Sheila G. Umphrey	Director	February 28, 2019
Sheila G. Umphrey

/s/ John E. Williams, Jr.	Director	February 28, 2019
John E. Williams, Jr.

/s/ William E. Wilson, Jr.	Director	February 28, 2019
William E. Wilson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CBTX, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CBTX, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

February 28, 2019

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except par value and per share amounts)

	December 31,
	2018	2017

ASSETS
Cash and due from banks	$54,450	$59,255
Interest-bearing deposits at other financial institutions	327,620	266,944
Total cash and cash equivalents	382,070	326,199
Time deposits in other banks	—	600
Debt securities	229,964	223,208
Equity investments	13,026	12,226
Loans held for sale	—	1,460
Loans, net of allowance for loan loss of $23,693 and $24,778 at December 31, 2018 and 2017, respectively	2,423,130	2,286,766
Premises and equipment, net of accumulated depreciation of $29,867 and $26,612 at December 31, 2018 and 2017, respectively	51,622	53,607
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $14,915 and $13,930 at December 31, 2018 and 2017, respectively	5,775	6,770
Bank-owned life insurance	71,525	68,010
Deferred tax asset, net	7,201	5,780
Repossessed real estate and other assets	12	705
Other assets	13,821	14,802
Total assets	$3,279,096	$3,081,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,183,058	$1,109,789
Interest-bearing deposits	1,583,224	1,493,183
Total deposits	2,766,282	2,602,972
Repurchase agreements	2,498	1,525
Junior subordinated debt	1,571	6,726
Other liabilities	21,120	23,646
Total liabilities	2,791,471	2,634,869
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,777,693 and 25,731,504 shares issued at December 31, 2018 and 2017, 24,907,421 and 24,833,232 shares outstanding at December 31, 2018 and 2017, respectively	258	257
Additional paid-in capital	344,497	343,249
Retained earnings	160,626	118,353
Treasury stock, at cost, 870,272 and 898,272 shares held at December 31, 2018 and 2017, respectively	(14,781)	(15,256)
Accumulated other comprehensive loss, net of tax of $791 and $104 at December 31, 2018 and 2017, respectively	(2,975)	(389)
Total shareholders’ equity	487,625	446,214
Total liabilities and shareholders’ equity	$3,279,096	$3,081,083

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Interest income
Interest and fees on loans	$123,895	$107,368	$103,723
Debt securities	6,020	5,347	3,801
Federal Funds and interest-bearing deposits	5,844	3,944	2,427
Total interest income	135,759	116,659	109,951
Interest expense
Deposits	10,586	7,652	7,073
Repurchase agreements	4	5	5
Federal Home Loan Bank advances	73	—	—
Note payable	15	906	1,061
Junior subordinated debt	420	322	266
Total interest expense	11,098	8,885	8,405
Net interest income	124,661	107,774	101,546
Provision (recapture) for loan losses	(1,756)	(338)	4,575
Net interest income after provision (recapture) for loan losses	126,417	108,112	96,971
Noninterest income
Deposit account service charges	6,281	5,800	6,538
Net gain on sale of assets	660	1,524	1,922
Card interchange fees	3,741	3,453	3,352
Earnings on bank-owned life insurance	1,815	1,580	1,356
Other	1,755	1,847	2,581
Total noninterest income	14,252	14,204	15,749
Noninterest expense
Salaries and employee benefits	51,524	48,573	44,239
Net occupancy expense	9,394	9,151	10,100
Regulatory fees	2,053	2,176	2,300
Data processing	2,677	2,629	2,484
Software	1,576	1,208	679
Printing, stationery and office	1,161	1,097	1,194
Amortization of intangibles	985	1,079	1,167
Professional and director fees	3,537	3,105	2,481
Correspondent bank and customer related transaction expenses	265	286	320
Loan processing costs	448	461	509
Advertising, marketing and business development	1,824	1,461	789
Repossessed real estate and other asset expense	72	609	318
Security and protection expense	1,276	1,355	1,718
Telephone and communications	1,530	1,316	1,444
Other expenses	3,694	3,786	3,760
Total noninterest expense	82,016	78,292	73,502
Net income before income tax expense	58,653	44,024	39,218
Income tax expense	11,364	16,453	12,010
Net income	$47,289	$27,571	$27,208
Earnings per common share
Basic	$1.90	$1.23	$1.23
Diluted	$1.89	$1.22	$1.22

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$47,289	$27,571	$27,208
Unrealized gains (losses) on debt securities available for sale arising during the period, net	(3,302)	897	(3,622)
Reclassification adjustments for net realized gains included in net income	29	27	28
Change in related deferred income tax	687	(391)	1,258
Other comprehensive income (loss), net of tax	(2,586)	533	(2,336)
Total comprehensive income	$44,703	$28,104	$24,872

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2015	22,971,504	$230	$281,163	$72,461	(668,030)	$(10,955)	$1,414	$344,313
Net income	—	—	—	27,208	—	—	—	27,208
Dividends on common stock, $0.20 per share	—	—	—	(4,395)	—	—	—	(4,395)
Stock-based compensation expense	—	—	43	—	—	—	—	43
Exercise of stock options	—	—	(2,705)	—	393,698	6,588	—	3,883
Purchase of shares of treasury stock	—	—	—	—	(635,100)	(11,079)	—	(11,079)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,336)	(2,336)
Balance at December 31, 2016	22,971,504	230	278,501	95,274	(909,432)	(15,446)	(922)	357,637

Sale of common stock in initial public offering, net of offering costs of $7,241	2,760,000	27	64,492	—	—	—	—	64,519
Net income	—	—	—	27,571	—	—	—	27,571
Dividends on common stock, $0.20 per share	—	—	—	(4,561)	—	—	—	(4,561)
Stock-based compensation expense	—	—	329	—	—	—	—	329
Exercise of stock options	—	—	(73)	—	11,160	190	—	117
Other comprehensive income, net of tax	—	—	—	69	—	—	533	602
Balance at December 31, 2017	25,731,504	257	343,249	118,353	(898,272)	(15,256)	(389)	446,214

Net income	—	—	—	47,289	—	—	—	47,289
Dividends on common stock, $0.20 per share	—	—	—	(5,016)	—	—	—	(5,016)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	46,189	1	(172)	—	—	—	—	(171)
Exercise of stock options	—	—	(181)	—	28,000	475	—	294
Stock-based compensation expense	—	—	1,601	—	—	—	—	1,601
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,586)	(2,586)
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$47,289	$27,571	$27,208
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for loan losses	(1,756)	(338)	4,575
Depreciation	3,309	3,353	3,259
Amortization of intangibles	985	1,079	1,167
Amortization of premiums on securities	1,091	1,294	1,267
Earnings on bank-owned life insurance	(1,815)	(1,580)	(1,356)
Stock-based compensation expense	1,601	329	43
Deferred income tax provision (benefit)	(734)	2,932	601
Net realized gains on debt securities	(54)	(50)	(52)
Net gains on sales of assets	(660)	(1,524)	(1,922)
Valuation adjustments on repossessed real estate and other assets	—	341	65
Insurance reimbursements	(287)	—	—
Change in operating assets and liabilities:
Loans held for sale	1,921	(420)	1,408
Other assets	994	(3,156)	(1,188)
Other liabilities	(2,563)	5,759	967
Total adjustments	2,032	8,019	8,834
Net cash provided by operating activities	49,321	35,590	36,042
Cash flows from investing activities:
Purchases of debt securities	(495,870)	(355,525)	(406,173)
Proceeds from sales, calls and maturities of debt securities	462,842	317,284	322,861
Principal repayments of debt securities	21,962	20,692	18,595
Net increase in loans	(147,416)	(187,030)	(78,553)
Sales of loan participations	45,921	46,067	4,948
Purchases of loan participations	(35,281)	(18,491)	—
Net contributions to equity investments	(800)	(162)	(52)
Net decrease (increase) in time deposits in other banks	600	—	(200)
Proceeds from sales of U.S. Small Business Administration loans	1,972	2,173	3,490
Redemption (purchases) of bank-owned life insurance	(1,700)	(15,000)	367
Proceeds from sales of repossessed real estate and other assets	1,054	2,574	1,657
Net sales (purchases) of premises and equipment	(1,293)	1,985	1,486
Proceeds from insurance claims	287	—	—
Net cash used in investing activities	(147,722)	(185,433)	(131,574)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	73,269	84,364	(28,533)
Net increase (decrease) in interest-bearing deposits	90,041	(22,152)	85,926
Net increase (decrease) in securities sold under agreements to repurchase	973	(818)	253
Proceeds from sale of stock in initial public offering	—	71,760	—
Offering costs for initial public offering	—	(7,241)	—
Proceeds from exercise of stock options	294	117	3,883
Payments to tax authorities for stock-based compensation	(171)	—	—
Purchases of treasury stock	—	—	(11,079)
Repayments of note payable	—	(27,679)	(3,321)
Redemption of trust preferred securities	(5,155)	—	—
Dividends paid on common stock	(4,979)	(4,412)	(4,395)
Net cash provided by financing activities	154,272	93,939	42,734
Net increase (decrease) in cash, cash equivalents and restricted cash	55,871	(55,904)	(52,798)
Cash, cash equivalents and restricted cash, beginning	326,199	382,103	434,901
Cash, cash equivalents and restricted cash, ending	$382,070	$326,199	$382,103

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts)

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations— CBTX, Inc., or the Company, or CBTX, operates 35 branches, 19 in the Houston market area, 15 in Beaumont/East Texas market area and one in Dallas through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Federal Reserve.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification— Within noninterest expense, software costs for 2017 and 2016 have been reclassified from printing, stationery and office and other noninterest to a separate line to conform to the 2018 financial statement presentation in the consolidated statements of income.

Segment Reporting—The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit. The Company’s chief operating decision‑maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to determination of the allowance for loan losses and fair values of financial instruments and goodwill and other intangible assets.

Cash and Due from Banks—Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The majority of cash, cash equivalents and time deposits of the Company are maintained with major financial institutions in the U.S. and have original maturities less than 90 days. Interest-bearing deposit accounts with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Company periodically evaluates the stability of the financial institutions with which it has deposits to monitor this credit risk. The Company has cash deposits in correspondent financial institutions in excess of the amount insured by the FDIC in the amount of $99.4 million and $91.8 million at December 31, 2018 and 2017, respectively.

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $18.5 million and $15.8 million at December 31, 2018 and 2017, respectively. Additionally, as of December 31, 2018 and 2017, the Company had $1.6 million in cash collateral used in its interest rate swap transactions.  The Federal Reserve Bank reserve requirements and the cash collateral used in interest rate swap transactions are considered restricted cash.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay‑off, are measured at historical cost and generally reported at their outstanding unpaid principal balances, net of any unearned income, charge‑offs and unamortized deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. The Company records lines of credit at their funded portion. All unfunded amounts for loans in process and credit lines are reported as unfunded commitments.

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

Nonperforming and Impaired Loans—Nonperforming loans includes loans which have been categorized by management as nonaccrual because of delinquency status or because collection of interest is doubtful. Loans restructured in a troubled debt restructurings are not considered nonperforming if the loans are not delinquent and otherwise performing in accordance with their restructured terms.

When the payment of principal or interest on a loan is delinquent for 90 days or more, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan and the probability that the Company will collect all principal and interest amounts outstanding.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Interest income received on impaired loans is either applied against principal or realized as interest income, according to management’s judgment as to the collectability of principal.

Troubled Debt Restructurings—  From time to time, the Company modifies loan agreements with borrowers. A modified loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the borrower has been granted a concession. Modifications to loan terms may include interest rate reductions, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Interest is generally accrued on such loans in accordance with the new terms. Loans restructured in a troubled debt restructurings are not considered nonperforming if the loans are not delinquent and otherwise performing in accordance with their restructured terms.

Allowance for Loan Losses—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Credit exposures deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged‑off amounts is recorded as a recovery to these accounts. The allowance for loan losses does not include amounts related to accrued interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual or is charged‑off.

The Company employs a systematic methodology for determining the allowance for loan losses that consists of two components: (i) specific valuation allowances based on probable losses on certain loans and (ii) historical valuation allowances based on historical average loss experience for similar loans with similar characteristics and trends adjusted, as necessary, to reflect the impact of current conditions and further adjusted for general economic conditions and other risk factors both internal and external to the Company.

A specific allowance is established for loans considered impaired when the carrying value of the loan is more than the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company uses fair market value, less reasonable and customary costs to sell, for collateral dependent loans. In certain instances, a specific allowance will be established to protect against market deterioration.

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

The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio. The general valuation factor is based upon a more qualitative analysis of risk. Various risks are considered in the determination of the environmental adjustment factor such as asset quality, lending management and staff, loan policies and procedures, loan review, credit concentrations, loan volumes, collateral values, compliance and economic trends on both a local and national level.

A majority of the loan portfolio is comprised of loans to businesses and individuals in the Houston metropolitan and Beaumont/East Texas area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.

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

Debt Securities— Debt securities that the Company intends to hold for an indefinite period of time are classified as available for sale, carried at fair value and unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity until realized. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Securities are evaluated for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Premiums and discounts are amortized and accreted to income using the level‑yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

Equity Investments— The Company’s equity investments are carried at cost and evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred as these investments do not have readily determinable fair values.

Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation. Depreciation expense is computed on the straight‑line method over the estimated useful lives of the assets. Land is carried at cost. Leasehold improvements are amortized over the life of the lease, plus renewal options or the estimated useful lives, whichever is shorter. Buildings are depreciated over a period not to exceed 32 years. Depending upon the type of furniture and equipment, the depreciation period will range from three to 10-years. Bank vehicles are amortized over a period of three years. Gains and losses on dispositions are included in other noninterest income. During periods of real estate development, interest on construction costs is capitalized if considered material by management.

Goodwill and Other Intangible Assets— Goodwill is not amortized and is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred. Impairment would exist if the fair value of the reporting unit at the date of the test is less than the goodwill recorded on the financial statements. If an impairment of goodwill exists, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

The Company’s identified intangibles are core deposits, customer relationship intangibles and loan servicing assets. Our core deposit and customer relationship intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Our servicing assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Core deposit intangibles are amortized over a seven to 10-year period using an accelerated method in keeping with the anticipated benefits derived from those core deposits. Customer relationship intangibles are amortized over a 15- year period on a straight-line basis.

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing assets are initially recorded at fair market value and amortized in proportion to and over the service period and assessed for impairment or increased obligation based on fair value at each reporting date. Fair value is based on the gross coupon less an assumed contractual servicing cost or based upon discounted cash flows using market‑based assumptions. Servicing assets are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing fee income is recorded for fees earned from servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Bank-owned life insurance—The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized upon the death of a covered employee, on receipt of a death notice or other verified evidence.

Repossessed Real Estate and Other Assets—Real estate and other assets acquired through repossession or foreclosure are held for sale and are recorded at the fair value of the asset less estimated costs to sell. Outstanding loan balances are reduced to reflect this value through charges to the allowance for loan losses. If the fair value of the repossessed real estate and other assets declines after foreclosure, adjustments to reflect changes in fair value are recognized in income in the period such determinations are assessed. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of these assets, net of related income and gains and losses on their disposition are included in other noninterest income or expense.

Other Assets—Other assets include accrued interest receivables on loans and investments, prepaid expenses and other miscellaneous assets.

Repurchase Agreements—The Company utilizes securities sold under repurchase agreements to facilitate the needs of our customers and to facilitate short-term borrowing needs. Securities sold under agreements to repurchase are stated at the amount of cash received in the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities.

Derivative Financial Instruments—All derivatives are recorded at fair value on the balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements. Fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Company had no derivative instruments that qualified for hedge accounting during the periods reported herein, but it may in the future as circumstances arise.

Fair Value Measurements—Fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is estimated based upon models that primarily use observable market‑based parameters as inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Income Taxes—The Company prepares and reports income taxes on a consolidated basis. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized

The Company may recognize the tax benefit of an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Transfers of Financial Assets—Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company’s loan participations sold subject to this guidance which met the conditions to be treated as a sale were recorded as such. Any securities sold under agreements to repurchase that did not meet the sale criteria are treated as a secured borrowing with pledge of collateral and included in securities available for sale and repurchase agreements in the Company’s consolidated balance sheets.

Stock‑Based Compensation—Stock-based compensation is recognized as compensation cost in the consolidated statements of income based on the fair value on the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. Compensation expense for awards not based on performance criteria is recognized over the required service period, on a straight-line basis. The impact of forfeitures is recognized as they occur.

The number of shares earned under the Company’s performance-based restricted stock award agreements is based on the achievement of certain levels of certain performance goals. The fair value of performance-based restricted stock is estimated based on the market value of the Company’s common stock at the date of grant. Compensation expense for performance-based restricted stock is recognized for the probable award level over the period estimated to achieve the performance conditions and other goals, on a straight-line basis. If the probable award level and/or the period estimated to be achieved change, compensation expense will be adjusted via a cumulative catch-up adjustment to reflect these changes. The performance conditions and other goals must be achieved within five years or the awards expire.

Earnings Per Share— Basic earnings per common share is computed as net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average shares determined for the basic earnings per share computation plus the potential dilution that could occur if outstanding stock options were exercised and restricted stock awards were vested and converted into common stock using the treasury stock method.

Accounting Standards Recently Adopted

Accounting Standards Update, or ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. The Company adopted ASU 2014-09 effective January 1, 2018 with no material impact to the Company’s consolidated financial statements. The Company elected to use the modified retrospective transition method, which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption were not retrospectively revised as the impact of ASU 2014-09 was not material.

ASU 2014‑09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A majority of the Company’s revenue is derived from interest income on financial assets, which is not within the scope of ASC 606. Income from changes in the cash surrender value of bank-owned life is also not within the scope of ASC 606.

The Company’s revenue-generating activities that are within the scope of ASC 606 are included in its consolidated income statements in noninterest income.  See table below. The Company’s revenue recognition for revenue streams within the scope of ASC 606 did not materially change from previous practice. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged at a point in time based on activity.

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Deposit account service charges	$6,281	$5,800	$6,538
Net gain on sale of assets	660	1,524	1,922
Card interchange fees	3,741	3,453	3,352
Other noninterest income	1,815	1,580	1,356

Deposit account service charges are fees from the Company’s customers for deposit related services, such as monthly account maintenance and activity or transaction-based fees. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction is completed for activity or transaction-based fees. Payment for such performance obligations are received at the time the performance obligation is satisfied.

Net gain on sale of assets includes gains on sales of fixed assets, gains on sales of loans and gains on sales of other real estate owned, or OREO. Gains on sales of loans are excluded from ASC 606. The performance obligation in the sale of OREO or fixed assets is delivery of control over the property to the buyer. The Company does not typically provide financing and the transaction price is identified in the purchase and sale agreement. If the Company provides financing, the Company must determine a transaction price depending on if the sales contract is at market terms and taking into account the credit risk inherent in the sale agreement.

Card interchange fees are fees generated from debit card transactions. Revenue is recognized when the Company’s performance obligation is completed, which is generally when a transaction is completed. Payment for such performance obligations are generally received at the time the performance obligation is satisfied.

Other noninterest income includes a variety of items including wire transfer fee income, ATM fee income, letters of credit fee income and swap fee income. Revenue is recognized when the Company’s performance obligation is completed, which is generally when a transaction is completed. Payment for such performance obligations are generally received at the time the performance obligation is satisfied.

ASU 2016‑01, Financial Instruments‑Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016‑01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) clarifies that entities use the exit price notion when measuring the fair value of loans for disclosure purposes and not use a practicability exception, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available‑for‑sale investments. ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) clarifies certain aspects of ASU 2016-01. The Company implemented ASU 2016-01 and ASU 2018-03 effective January 1, 2018 with no significant impact to the Company’s consolidated financial statements. See Note 14 — Fair Value Disclosures.

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

The standard applies to all leases existing at the date of initial application using a modified retrospective approach. An entity may choose to use either (i) the effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date and prior period financial statements included for comparison in the current financial statements are revised to reflect the adoption, including footnote disclosures required by the new standard.  The Company is adopting the new standard on January 1, 2019, using the effective date as our date of initial application as allowed in the first option. Our financial statements and related footnotes will not be updated for ASU 2016-02 for dates and periods before the date of adoption.

The Company has elected to apply certain practical expedients for transition and under those expedients the Company will not to reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company has also elected to use hindsight in determining lease term when considering options to extend the lease and the Company has chosen to exclude short-term leases defined as lease terms of 12 months or less. The Company has elected to separate non-lease components from lease components in its application of ASU 2016-02.

The most significant impact will be an increase in assets due to the addition of right-of-use assets for assets underlying its operating leases and an increase in liabilities reflecting its liability to make the lease payments under these operating leases. The Company expects to record right-of-use assets totaling approximately $13.2 million and lease liabilities totaling approximately $15.4 million. Rent expense is not expected to differ significantly from that recognized in previous years.

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

The Company is in the process of developing its process and methodology, with the assistance of an outside consultant. Existing technology is being adapted to conform to the requirements of ASU 2016-13.  The adoption of ASU 2016-01 will require changes to the Company’s accounting policies and disclosures for credit losses on financial instruments. The Company is continuing to evaluate the impact of this pronouncement on the allowance for credit losses and related future provisions.

ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017‑04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 for its goodwill impairment testing during the year ended December 31, 2019.

Cash Flow Reporting— Supplemental disclosures of cash flow information are as follows for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for taxes	$11,627	$13,752	$11,390
Cash paid for interest on deposits and repurchase agreements	10,391	7,701	7,051
Cash paid for interest on notes payable	—	1,078	1,063
Cash paid for interest on junior subordinated debt	412	315	258
Supplemental disclosures of non-cash flow information:
Dividends accrued for restricted stock	43	11	—
Repossessed real estate and other assets	349	881	2,671

NOTE 2: DEBT SECURITIES

The amortized cost and fair values of investments in debt securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

December 31, 2017
Debt securities available for sale:
State and municipal securities	$60,861	$1,173	$(118)	$61,916
U.S. agency securities:
Debt securities	17,315	—	(370)	16,945
Collateralized mortgage obligations	61,878	50	(675)	61,253
Mortgage-backed securities	82,510	330	(866)	81,974
Other securities	1,104	—	(17)	1,087
Total	$223,668	$1,553	$(2,046)	$223,175
Debt securities held to maturity:
Mortgage-backed securities	$33	$2	$—	$35

The amortized cost and estimated fair value of debt securities by contractual maturities as of the dates shown below were as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
December 31, 2018
Amounts maturing in:
1 year or less	$3,224	$3,188	$—	$—
1 year through 5 years	22,784	22,370	—	—
5 years through 10 years	13,127	13,062	—	—
After 10 years	194,564	191,313	31	32
	$233,699	$229,933	$31	$32
December 31, 2017
Amounts maturing in:
1 year or less	$6,203	$6,194	$—	$—
1 year through 5 years	26,811	26,635	—	—
5 years through 10 years	9,215	9,348	—	—
After 10 years	181,439	180,998	33	35
	$223,668	$223,175	$33	$35

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Debt securities with a carrying amount of $56.5 million, $6.1 million and $302,000 were sold during the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, debt securities with a carrying amount of approximately $49.9 million and $58.7 million respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law. Pledged securities are maintained with our safekeeping agent.

The Company held 167 and 52 debt securities at December 31, 2018 and 2017, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018 and 2017, management believes the unrealized losses detailed in the table below are temporary and no impairment loss has been recorded in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.

Debt securities with unrealized losses as of the dates shown below, aggregated by investment category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
December 31, 2018
Debt securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Other securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)
December 31, 2017
Debt securities available for sale:
State and municipal securities	$2,494	$(3)	$6,516	$(115)
U.S. agency securities:
Debt securities	4,464	(55)	12,481	(315)
Collateralized mortgage obligations	44,116	(380)	9,938	(295)
Mortgage-backed securities	22,079	(123)	32,538	(743)
Other securities	—	—	1,087	(17)
	$73,153	$(561)	$62,560	$(1,485)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests such as common or preferred stock were as follows for the dates indicated below.

	December 31,
(Dollars in thousands)	2018	2017
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	1,250	1,189
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	2,364	1,625
Total	$13,026	$12,226

Banks that are members of the Federal Home Loan Bank System, or FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank Stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted and they lack a market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment.

The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost. At December 31, 2018 and 2017, the Company had $3.0 million and $3.8 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less that the carrying amount of that investment. There were no such qualitative indicators as of December 31, 2018.

NOTE 4: LOANS

Loans by loan class as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018		2017
Commercial and industrial	$519,779	21.2%	$559,363	24.1%
Real estate:
Commercial real estate	795,733	32.4%	738,293	31.9%
Construction and development	515,533	21.0%	449,211	19.4%
1-4 family residential	282,011	11.5%	258,584	11.2%
Multi-family residential	221,194	9.0%	220,305	9.5%
Consumer	39,421	1.6%	40,433	1.7%
Agriculture	11,076	0.5%	11,256	0.5%
Other	68,382	2.8%	40,344	1.7%
Total gross loans	2,453,129	100.0%	2,317,789	100.0%
Less deferred loan fees and unearned discounts	(6,306)		(4,785)
Less allowance for loan loss	(23,693)		(24,778)
Less loans held for sale	—		(1,460)
Loans, net	$2,423,130		$2,286,766

Accrued interest receivable for loans is $6.8 million and $6.1 million at December 31, 2018 and 2017, respectively and is included in other assets in the consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the years ending December 31, 2018, 2017 and 2016, by loan class, are summarized as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
December 31, 2018
Commercial and industrial	$7,000	$1,620
Commercial real estate	28,281	35,000
Construction and development	—	9,301
	$35,281	$45,921
December 31, 2017
Commercial and industrial	$—	$23,000
Commercial real estate	12,885	20,505
Construction and development	5,606	2,562
	$18,491	$46,067
December 31, 2016
Commercial real estate	$—	$654
Construction and development	—	4,294
	$—	$4,948

Loans Guaranteed by the SBA

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the years ended December 31, 2018, 2017 and 2016 were $2.0 million, $2.2 million and $3.5 million. Net gains recognized on sales of SBA loans were $153,000, $149,000 and $326,000 for the years ended December 31, 2018, 2017 and 2016 and are included in net gain on sales of assets in the consolidated income statements.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Commercial and industrial	$1,317	$3,280
Real estate:
Commercial real estate	1,517	3,216
Construction and development	—	252
1-4 family residential	656	898
Consumer	—	—
Total	$3,490	$7,646

Interest income that would have been earned under the original terms of the nonaccrual loans was $163,000 $402,000 and $779,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is an aging analysis of the Company’s loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2018
Commercial and industrial	$178	$881	$154	$1,213	$518,566	$519,779	$—
Real estate:
Commercial real estate	68	1,089	605	1,762	793,971	795,733	—
Construction and development	359	4,204	—	4,563	510,970	515,533	—
1-4 family residential	395	111	36	542	281,469	282,011	—
Multi-family residential	—	—	—	—	221,194	221,194	—
Consumer	28	—	—	28	39,393	39,421	—
Agriculture	—	—	—	—	11,076	11,076	—
Other	—	—	—	—	68,382	68,382	—
Total loans	$1,028	$6,285	$795	$8,108	$2,445,021	$2,453,129	$—

December 31, 2017
Commercial and industrial	$943	$1,071	$2,535	$4,549	$554,814	$559,363	$—
Real estate:
Commercial real estate	337	841	1,866	3,044	735,249	738,293	—
Construction and development	400	—	—	400	448,811	449,211	—
1-4 family residential	807	—	143	950	257,634	258,584	—
Multi-family residential	—	—	—	—	220,305	220,305	—
Consumer	3	25	—	28	40,405	40,433	—
Agriculture	—	—	—	—	11,256	11,256	—
Other	—	—	—	—	40,344	40,344	—
Total loans	$2,490	$1,937	$4,544	$8,971	$2,308,818	$2,317,789	$—

Loans, segregated by loan class, which were restructured due to the borrower’s financial difficulties during the years ending December 31, 2018 and 2017, which remain outstanding as of the end of those periods were as follows:

			Post-modification recorded investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments and
	Number	Recorded	Restructured	Extended	Restructured	Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2018
Commercial and industrial	6	$1,419	$916	$—	$503	$—
Commercial real estate	3	1,406	1,406	—	—	—
Other	1	1,646	—	—	—	1,646
Total	10	$4,471	$2,322	$—	$503	$1,646
December 31, 2017
Commercial and industrial	2	$1,178	$—	$—	$1,178	$—
Commercial real estate	4	970	146	667	157	—
Total	6	$2,148	$146	$667	$1,335	$—

The recorded investment in troubled debt restructurings was $11.4 million and $18.2 million as of  December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, $1.8 million and $4.8 million of restructured loans were nonaccrual loans and $9.6 million and $13.4 million of restructured loans were accruing interest as of those periods. At December 31, 2018, the Company had an outstanding commitment to potentially fund $2.1 million on a line of credit restructured prior to 2018. At December 31, 2017, the Company had no commitments to loan additional funds to borrowers with loans that were restructured.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, segregated by loan class, for the periods indicated below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	(347)	(3,494)	817	953	92	(181)	(16)	420	(1,756)
Charge-offs	(1,928)	(171)	(1)	(4)	—	(1)	—	(3)	(2,108)
Recoveries	2,737	20	—	6	—	3	10	3	2,779
Net (charge-offs) recoveries	809	(151)	(1)	2	—	2	10	—	671
Ending balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Period-end amount allocated to:
Specific reserve	$525	$44	$—	$89	$—	$—	$—	$100	$758
General reserve	7,194	6,686	4,298	2,192	1,511	387	62	605	22,935
Total	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2016
Beginning balance	$4,746	$7,058	$4,504	$2,295	$762	$363	$93	$5,494	$25,315
Provision (recapture) for loan loss	5,537	4,193	94	(1,012)	154	222	227	(4,840)	4,575
Charge-offs	(4,884)	(589)	—	(3)	—	(277)	(267)	(59)	(6,079)
Recoveries	1,010	108	—	6	—	45	26	—	1,195
Net (charge-offs) recoveries	(3,874)	(481)	—	3	—	(232)	(241)	(59)	(4,884)
Ending balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Period-end amount allocated to:
Specific reserve	$462	$206	$—	$—	$—	$—	$—	$—	$668
General reserve	5,947	10,564	4,598	1,286	916	353	79	595	24,338
Total	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006

Allocation of a portion of the allowance to one category of loans in the tables above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $378,000 recorded in other liabilities as of December 31, 2018 and 2017, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades, as described below, which are used as credit quality indicators.

Pass—Credits in this category contain an acceptable amount of risk.

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

The Company had no loans graded ‘loss” or “doubtful” at  December 31, 2018 and 2017.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2018
Commercial and industrial	$504,425	5,768	9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agriculture	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total loans	$2,404,521	$22,763	$25,845	$2,453,129

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2017
Commercial and industrial	$535,589	$8,403	$15,371	$559,363
Real estate:
Commercial real estate	722,503	2,951	12,839	738,293
Construction and development	448,124	565	522	449,211
1-4 family residential	252,317	—	6,267	258,584
Multi-family residential	212,899	7,406	—	220,305
Consumer	40,144	246	43	40,433
Agriculture	11,223	—	33	11,256
Other	33,109	—	7,235	40,344
Total loans	$2,255,908	$19,571	$42,310	$2,317,789

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of the dates shown below, by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2018
Commercial and industrial	$4,378	$3,642	$635	$4,277	$525	$5,771
Real estate:
Commercial real estate	4,128	3,374	596	3,970	44	6,135
Construction and development	—	—	—	—	—	139
1-4 family residential	4,551	2,612	1,824	4,436	89	4,597
Consumer	—	—	—	—	—	7
Other	6,814	5,572	1,241	6,813	100	7,841
Total loans	$19,871	$15,200	$4,296	$19,496	$758	$24,490

December 31, 2017
Commercial and industrial	$11,921	$6,100	$1,192	$7,292	$852	$12,090
Real estate:
Commercial real estate	9,646	8,625	667	9,292	64	9,438
Construction and development	296	252	—	252	—	323
1-4 family residential	5,003	3,050	1,874	4,924	119	3,369
Multi-family residential	—	—	—	—	—	2
Consumer	—	—	—	—	—	21
Agriculture	—	—	—	—	—	1
Other	7,152	7,152	—	7,152	—	7,616
Total loans	$34,018	$25,179	$3,733	$28,912	$1,035	$32,860

Interest income recognized on impaired loans was $996,000,  $1.1 million and $648,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s recorded investment in loans as of the dates shown below by loan class and based on the Company’s impairment methodology was as follows:

	December 31, 2018			December 31, 2017
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$4,277	$515,502	$519,779	$7,292	$552,071	$559,363
Real estate:
Commercial real estate	3,970	791,763	795,733	9,292	729,001	738,293
Construction and development	—	515,533	515,533	252	448,959	449,211
1-4 family residential	4,436	277,575	282,011	4,924	253,660	258,584
Multi-family residential	—	221,194	221,194	—	220,305	220,305
Consumer	—	39,421	39,421	—	40,433	40,433
Agriculture	—	11,076	11,076	—	11,256	11,256
Other	6,813	61,569	68,382	7,152	33,192	40,344
Total	$19,496	$2,433,633	$2,453,129	$28,912	$2,288,877	$2,317,789

At December 31, 2018 and 2017, the allowance allocated to specific reserves for loans individually evaluated for impairment was $758,000 and $1.0 million, respectively.

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$13,466	$13,466
Buildings and leasehold improvements	52,188	51,664
Furniture and equipment	15,426	14,887
Vehicles	232	202
Construction in progress	177	—
	81,489	80,219
Less accumulated depreciation	(29,867)	(26,612)
Premises and equipment, net	$51,622	$53,607

Depreciation expense was $3.3 million, $3.4 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in net occupancy expense on the Company’s consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $31,000, $742,000 and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively were recognized and are included in net gain on sale of assets in the consolidated statements of income. See Net Gains on Sales of Premises and Equipment below.

Net Gains on Sales of Premises and Equipment

During the year ended December 31, 2017, the Company completed the sale of a branch and the real estate associated with another branch and recorded gains totaling $97,000 as a result of these transactions. Also during the year ended December 31, 2017,  the Company settled a legal matter related to one of its branches and recorded a gain of $554,000.

During the year ended December 31, 2016, the Company completed the sale of the land and building related to one of its branches and leased space from the owner for the retail branch operations for a ten-year period. The Company determined it has no continuing involvement with the property other than a normal leaseback and therefore the transaction qualified as a sale. A gain of $1.5 million was recorded on the sale.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at December 31, 2018 and 2017 and there was no changes in those years.  Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at December 31, 2018 or 2017.

Other intangibles were as follows as of the dates shown below:

Other intangibles assets at December 31, 2017 and 2016 are as follows:
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
December 31, 2018
Other intangible assets, net
Core deposits	5.2 years	$13,750	$(12,561)	$1,189
Customer relationships	10.0 years	6,629	(2,209)	4,420
Servicing assets	14.4 years	311	(145)	166
Total other intangible assets, net		$20,690	$(14,915)	$5,775
December 31, 2017
Other intangible assets, net
Core deposits	6.2 years	$13,750	$(12,051)	$1,699
Customer relationships	11.0 years	6,629	(1,767)	4,862
Servicing assets	17.3 years	321	(112)	209
Total other intangible assets, net		$20,700	$(13,930)	$6,770

Servicing Assets

Changes in the servicing assets as the dates shown below were as follows:

	For the Years Ended
	December 31,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$209	$186
Increase from loan sales	38	58
Decrease from serviced loans paid off or foreclosed	(48)	—
Amortization	(33)	(35)
Balance at end of period	$166	$209

Estimated future amortization for core deposits and customer relationship intangible assets were as follows at for the date shown below:

(Dollars in thousands)	December 31, 2018
2019	$860
2020	768
2021	675
2022	584
2023	495
Thereafter	2,227
Total	$5,609

NOTE 9: BANK OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of year	$68,010	$51,430	$50,441
Purchases	1,700	15,000	—
Redemptions	—	—	(367)
Earnings, net	1,815	1,580	1,356
Balance at end of year	$71,525	$68,010	$51,430

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Interest-bearing demand accounts	$387,457	$363,015
Money market accounts	737,770	702,299
Saving accounts	96,962	95,842
Certificates and other time deposits, $100,000 or greater	189,007	172,469
Certificates and other time deposits, less than $100,000	172,028	159,558
Total interest-bearing deposits	1,583,224	1,493,183
Noninterest-bearing deposits	1,183,058	1,109,789
Total deposits	$2,766,282	$2,602,972

Scheduled maturities of time deposits as of the date shown below were as follows:

(Dollars in thousands)	December 31, 2018
Three months or less	$71,817
Over three months through six months	50,966
Over six months through 12 months	119,180
Over 12 months through three years	108,436
Over three years	10,636
Total	$361,035

At December 31, 2018 and 2017, the Company had $51.5 million and $45.3 million in deposits from public entities and brokered deposits of $104.5 million and $88.3 million, respectively. The Company had no major concentrations of deposits at December 31, 2018 or 2017 from any single or related groups of depositors.

NOTE 11: NOTE PAYABLE AND LINES OF CREDIT

Frost Line of Credit

On December 13, 2017, the Company entered into a loan agreement, or the Loan Agreement, with Frost Bank,  which provides for a $30.0 million revolving line of credit, or Line of Credit. On December 13, 2018, the Company entered into an amended and restated loan agreement, or the Amended Agreement, with Frost Bank, which extended the maturity date by one year and increased the Tangible Net worth requirement in the debt covenants from $240 million to $300 million.

The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Amended Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of any loan under the Amended Agreement without premium or penalty. The obligations of the Company under the Amended Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2018.

As of December 31, 2018, there were no outstanding borrowings on this line and the Company did not draw on this line during the period from December 13, 2017, when the Company entered the agreement, to December 31, 2018.

Additional Lines of Credit

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of December 31, 2018 and 2017, total borrowing capacity of $919.9 million and $793.3 million, respectively, was available under this arrangement. During the second and third quarter of 2018, funds were borrowed under this agreement on a short-term basis. As of December 31, 2018 and 2017, there were no outstanding FHLB advances.

As of December 31, 2018 and 2017, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2018 and 2017.

Note Payable

In conjunction with an acquisition, the Company entered into a loan agreement on February 1, 2015 for $31.0 million. On November 13, 2017, the Company paid the then remaining outstanding balance in full.

NOTE 12: JUNIOR SUBORDINATED DEBT

Crosby Statutory Trust I

Prior to being acquired in 2008 by the Company, Crosby Bancshares, Inc. received proceeds of junior subordinated debt held by a trust that is funded by common securities purchased by Crosby Bancshares, Inc. and trust preferred securities in the amount of $5.0 million that are held by other investors. Funds raised by the trust totaling $5.2 million were loaned to Crosby Bancshares, Inc. in the form of junior subordinated debt. This debt was assumed by the Company at the date of acquisition. On December 17, 2018, the Crosby Statutory Trust I, or Crosby Trust, redeemed all of the Crosby Trust’s issued and outstanding trust preferred securities as a result of the concurrent redemption made by the Company of its junior subordinated debt securities held by the Crosby Trust. The aggregate redemption price paid by the Company, including accrued and unpaid interest, was $5.2 million.

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

In November 2018, the County Bancshares Trust I, or County Trust, agreed to redeem all of the County Trust’s issued and outstanding trust preferred securities upon concurrent redemption made by the Company of its junior subordinated debt securities held by the County Trust on January 7, 2019. The Company paid $5.7 million to pay its obligation for the junior subordinated debt, including accrued and unpaid interest. The Company received $4.1 million from the redemption of the preferred securities.

NOTE 13: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include stockholders and their affiliates in which they directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $169.0 million and $205.8 million in loans to related parties at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Activity in loans to related parties as of the periods shown below was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$205,768	$142,516
New loans	107,303	108,698
Repayments	(144,220)	(45,446)
Balance at end of year	$168,851	$205,768

Unfunded Commitments—At December 31, 2018 and 2017, the Company had approximately $55.7 million and $69.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $311.2 million and $224.4 million at December 31, 2018 and 2017, respectively.

Advertising—The Company incurred advertising expenses of approximately $94,000 and $192,000 for the years ended December 31, 2018 and 2017, respectively, to a vendor that is solely owned by a director of the Company.

NOTE 14: FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In estimating fair value, we use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied.

Inputs to valuation techniques refer to the assumptions used in pricing the asset or liability. Valuation inputs are categorized in a three-level hierarchy, that gives the highest priority to quotes prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs—Other inputs observable inputs that may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable for the asset or liability such as interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates or inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs—Unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

During the years ended December 31, 2018 and 2017, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in different estimate of fair value. Fair value estimates are based on judgements regarding current economic conditions, risk characteristics of the various instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale:  Debt securities classified as available for sale are recorded at fair value. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies for reasonableness. The other securities in the table below are mutual funds and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

Interest Rate Swaps:  The Company obtains fair value measurements for its interest rate swaps from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs.

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below   were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Fair value of financial assets:
Level 1 inputs:
Debt securities available for sale - other securities	$1,088	$1,087
Level 2 inputs:
Debt securities available for sale
State and municipal securities	57,691	61,916
U.S. Agency Securities:
Debt securities	16,881	16,945
Collateralized mortgage obligations	65,414	61,253
Mortgage-backed securities	88,859	81,974
Interest rate swaps	962	766
Total fair value of financial assets	$230,895	$223,941
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$962	$766
Total fair value of financial liabilities	$962	$766

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Level 3 inputs
Impaired loans:
Commercial and industrial	$110	$340
Commercial real estate	552	603
1-4 family residential	1,735	1,755
Other	1,141	—
Total impaired loans	$3,538	$2,698

Non‑Financial Assets and Non‑Financial Liabilities Measured on a Non-recurring Basis

The fair value portion of non‑financial assets or non‑financial liabilities is measured on a non-recurring basis  in certain circumstances, such as when there is evidence of impairment and may be subject to impairment adjustments. The Company’s non-financial assets whose fair value may be measured on a non-recurring basis include repossessed real estate, other foreclosed assets, goodwill and intangible assets, among other assets.

The fair value of repossessed real estate and other foreclosed assets is estimated using Level 2 inputs and, as of the dates shown below, were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$13	$881
Charge-offs recognized in the allowance for loan losses	(1)	—
Fair value	$12	$881
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$227
Write-downs included in other noninterest expense	—	(51)
Fair value	$—	$176

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	Year Ended December 31,
	2018		2017
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$54,450	$54,450	$59,255	$59,255
Interest bearing deposits in banks	327,620	327,620	266,944	266,944
Level 2 inputs:
Time deposits in other banks	—	—	600	600
Debt securities held to maturity	32	31	35	33
Bank-owned life insurance	71,525	71,525	68,010	68,010
Accrued interest receivable	8,227	8,227	7,429	7,429
Servicing asset	166	166	209	209
Level 3 inputs:
Loans, including held for sale, net	2,432,753	2,423,130	2,299,742	2,288,226
Equity investments	13,026	13,026	12,226	12,226
Total financial assets	$2,907,799	$2,898,175	$2,714,450	$2,702,932
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,183,058	$1,183,058	$1,109,789	$1,109,789
Level 2 inputs:
Interest-bearing deposits	1,522,366	1,583,224	1,437,013	1,493,183
Repurchase agreements	2,498	2,498	1,525	1,525
Junior subordinated debt	1,571	1,571	6,726	6,726
Accrued interest payable	653	653	374	374
Total financial liabilities	$2,710,146	$2,771,004	$2,555,427	$2,611,597

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value and as such the fair values shown above are not necessarily indicative of the amounts the Company will realize. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2018 and 2017, no such deterioration was determined by management.

At December 31, 2018 and 2017, the Company had 13 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Interest rates on the Company’s swap agreements are based on the London Interbank Offered Rate of the U.S. Dollar deposits in Europe, or Libor. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2018
Interest rate swaps with customers	Other Assets	$8,901	$169	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22 years
Interest rate swaps with financial institution	Other Assets	32,923	793	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78 years
Interest rate swaps with customers	Other Liabilities	32,923	(793)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78 years
Interest rate swaps with financial institution	Other Liabilities	8,901	(169)	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22 years
Total derivatives not designated as hedging instruments		$83,648	$—

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2017
Interest rate swaps with customers	Other Assets	$25,882	$340	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Interest rate swaps with financial institution	Other Assets	16,579	426	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with customers	Other Liabilities	16,579	(426)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	8.12 years
Interest rate swaps with financial institution	Other Liabilities	25,882	(340)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.83 years
Total derivatives not designated as hedging instruments		$84,922	$—

NOTE 16: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company enters into various transactions, which in accordance  with GAAP are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process and standby letters of credit. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on‑balance‑sheet instruments.

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, variable interest rate	$726,277	$626,441
Commitments to extend credit, fixed interest rate	105,359	61,608
	$831,636	$688,049
Standby letters of credit	$31,729	$28,977

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

Lease Commitments

Future minimum rent commitments under  non-cancelable leases as of the date shown below were as follows:

(Dollars in thousands)	December 31, 2018
2019	$2,118
2020	2,139
2021	2,224
2022	2,285
2023	2,280
Thereafter	10,048
Total	$21,094

The Company leases several of its banking facilities under operating leases. Total rent expense for operating leases was approximately $1.9 million, $1.8 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively and is reflected in net occupancy expense on the consolidated statements of income.

Litigation

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution and may make additional contributions. During the years ended December 31, 2018 and 2017, the Company contributed $1.7 million and $1.7 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At December 31, 2018 and 2017, the amount payable, including interest, for this deferred plan was $2.5 million and $2.4 million, respectively and is included in other liabilities in the consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $421,000 and $503,000 at December 31, 2018 and 2017, respectively. and is included in other liabilities in the consolidated balance sheets. The amount accrued at December 31, 2018 equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $219,000 and $32,000 at December 31, 2018 and 2017, respectively is included in other liabilities in the consolidated balance sheets. The liability will  continue to accrue over  the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if the Company terminates the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees, will be entitled to an aggregate amount estimated to be $4.4 million at December 31, 2018, in accordance to terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

VB Texas, Inc. and Vista Bank Texas entered into change of control and non‑competition agreements with certain employees of VB Texas, Inc., who are now employees of the Bank. The Company’s initial public offering completed November 10, 2017 triggered the change of control provisions in these agreements entitling the employees to an aggregate amount of $2.5 million, which was accrued in the year ended December 31, 2017 and paid during the year ended December 31, 2018.

NOTE 18: STOCK-BASED COMPENSATION

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At December 31, 2018, 959,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At December 31, 2018, 348,038 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	For the Years Ended December 31,
	2018		2017
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
(Dollars in thousands, except per share data)	Options	Price	Options	Price
Outstanding at beginning of period	260,322	$16.00	248,314	$12.80
Granted	—	—	80,000	21.00
Exercised	(28,000)	10.52	(11,160)	10.47
Forfeited	—	—	(56,832)	10.14
Outstanding at end of period	232,322	16.66	260,322	16.00

The fair value of options granted is estimated on the date of grant using the Black‑Scholes option pricing model. The  assumptions below were used for the 2017 grants.

Year Ended
December 31, 2017
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

A summary of stock options as of the date shown below was as follows:

	December 31, 2018
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	133,123	99,199	232,322
Weighted-average exercise price per share	$14.52	$19.54	$16.66
Aggregate intrinsic value (in thousands)	$1,981	$978	$2,959
Weighted-average remaining contractual term (years)	5.3	7.7	6.3

The fair value of  the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant. Restricted stock shares are considered fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of  restricted stock are non-transferable and subject to forfeiture until the restricted stock vests and any dividends with respect to the restricted stock are subject to the same restrictions, including the risk of forfeiture.

Non-performance based restricted stock grants vest over the service period in equal increments over a period of two to five years, beginning on the first anniversary of the date of grant.

During 2018, the Company issued performance-based restricted stock. The number of shares earned under the Company’s performance-based restricted stock award agreements is based on the achievement of certain branch production goals. Compensation expense for performance-based restricted stock is recognized for the probable award level over the period estimated to achieve the performance conditions and other goals, on a straight-line basis. If the probable award level and/or the period estimated to be achieved change, compensation expense will be adjusted via a cumulative catch-up adjustment to reflect these changes. The performance conditions goals must be achieved within five years or the awards expire. The number of performance-based shares granted presented in the table below is based upon the attainment of the maximum number of shares possible to be earned.

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
(Dollars in thousands, except per share data)	Shares	Fair Value	Shares	Fair Value
Outstanding at 12/31/2016	—	$—	—	$—
Granted	212,580	26.71	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 12/31/2017	212,580	$26.71	—	$—
Granted	21,500	30.44	24,000	34.46
Vested	(51,307)	27.04	—	—
Forfeited	(1,000)	28.64	—	—
Outstanding at 12/31/2018	181,773	$27.05	24,000	$34.46

The Company’s stock compensation plans allow the employee to elect to have shares withheld to satisfy their tax liability related to restricted stock vesting or stock option exercises. The number of shares issued and withheld for the period shown below was as follows:

	Shares	Shares	Total
	Issued	Withheld	Vested
Restricted stock vested - 2018	46,189	5,118	51,307

A summary of restricted stock as of the date shown below was as follows:

	December 31, 2018
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	181,773	24,000
Weighted-average grant date fair value per share	$27.05	$34.46
Aggregate fair value (in thousands)	$5,344	$706
Weighted-average remaining vesting period (years)	3.7	3.2

For the years ended December 31, 2018, 2017 and 2016, stock compensation expense was $1.6 million, $329,000 and $43,000, respectively. As of December 31, 2018, there was approximately $5.9 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 3.6 years.

NOTE 19: REGULATORY MATTERS

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

The Company and the Bank’s Common Equity Tier 1 capital includes common stock and related capital surplus, net of treasury stock and retained earnings. In connection with the adoption of the Basel III Capital Rules, the Company and the Bank elected to opt‑out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company and the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2018 and 2017, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios as the dates shown below for the Company and the Bank were as follows for the dates presented:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.7%	$ 123,885	4.5%	$ 192,710	7.0%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 123,877	4.5%	$ 192,697	7.0%	$ 178,933	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.8%	$ 165,180	6.0%	$ 234,005	8.5%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 165,169	6.0%	$ 233,989	8.5%	$ 220,225	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.6%	$ 220,240	8.0%	$ 289,065	10.5%	N/A	N/A
Bank Only	$ 387,211	14.1%	$ 220,225	8.0%	$ 289,046	10.5%	$ 275,282	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.8%	$ 127,350	4.0%	$ 127,350	4.0%	N/A	N/A
Bank Only	$ 363,140	11.4%	$ 127,350	4.0%	$ 127,350	4.0%	$ 159,188	5.0%

December 31, 2017
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 361,322	14.2%	$ 114,628	4.5%	$ 178,310	7.0%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 114,252	4.5%	$ 178,150	7.0%	$ 165,425	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 367,722	14.4%	$ 152,837	6.0%	$ 216,519	8.5%	N/A	N/A
Bank Only	$ 322,414	12.7%	$ 152,700	6.0%	$ 216,325	8.5%	$ 203,600	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 392,878	15.4%	$ 203,782	8.0%	$ 267,464	10.5%	N/A	N/A
Bank Only	$ 347,569	13.7%	$ 203,600	8.0%	$ 267,726	10.5%	$ 254,501	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 367,722	12.3%	$ 119,769	4.0%	$ 119,769	4.0%	N/A	N/A
Bank Only	$ 322,414	10.8%	$ 119,403	4.0%	$ 119,403	4.0%	$ 149,253	5.0%

NOTE 20: INCOME TAXES

The components of the provision for income tax expense for the periods listed below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current federal income tax	$11,908	$13,364	$11,269
Current state income tax	190	157	140
Deferred income tax	(734)	2,932	601
Total income tax expense	$11,364	$16,453	$12,010

Income tax expense for the periods listed below differs from the applicable statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Tax expense calculated at statutory rate	$12,317	$15,408	$13,726
Increase (decrease) resulting from:
State income tax	150	102	140
Tax exempt interest income	(834)	(1,504)	(1,585)
Life insurance	(381)	(553)	(485)
Impact of tax law rate change	—	3,857	—
Other	112	(857)	214
Total income tax expense	$11,364	$16,453	$12,010
Effective tax rate	19.4%	37.4%	30.7%

The Tax Cuts and Jobs Act of 2017 became effective January 1, 2018 and lowered the corporate federal income tax rate in the U.S. from 35% to 21%. Based upon this tax law enactment, the Company analyzed and remeasured its deferred tax positions to the new tax rate and recorded a $3.9 million adjustment to income tax expense in the consolidated income statement for the year ended December 31, 2017. The Company has completed its analysis related to tax reform and no material changes are included in the financial statements for the year ended December 31, 2018.  The financial statements for the year ended December 31, 2018 reflect federal tax expense at the enacted tax rate of 21%. The Company had no other material impact to the financials related to tax reform for the year ended December 31, 2018.

Deferred income taxes are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The components of the net deferred tax asset for the periods shown below were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for possible credit losses	$4,976	$5,203
Compensation related	2,681	2,228
Deferred loan origination fees and loan costs	1,312	988
Loan related	137	423
Unrealized loss on securities available for sale	790	103
Other	230	215
Total deferred tax assets	10,126	9,160
Deferred tax liabilities:
Accumulated depreciation	(1,203)	(1,228)
Compensation 481(a) adjustment	(476)	(713)
Core deposit intangibles	(1,178)	(1,378)
Other	(68)	(61)
Total deferred tax liabilities	(2,925)	(3,380)
Net Deferred Tax Asset	$7,201	$5,780

Due to an acquisition in 2015, the Company had approximately $1.5 million tax‑effected federal net operating loss carryforwards which were fully utilized during the year ended December 31, 2017.

As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2014 forward for the State of Texas and from the year 2015 forward for federal. When necessary, the Company would include interest expense assessed by taxing authorities in interest expense and penalties related to income taxes in other expense on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018 and 2017, management has determined there were no material uncertain tax positions.

NOTE  21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown is below.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Net income for common shareholders	$47,289	$27,571	$27,208
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,859	22,457	22,049
Dilutive effect of outstanding stock options and unvested restricted stock awards	159	116	186
Diluted weighted-average shares outstanding	25,018	22,573	22,235
Earnings per share:
Basic	$1.90	$1.23	$1.23
Diluted	$1.89	$1.22	$1.22

For the year ended December 31, 2018, the Company has excluded from diluted weighted-average shares, the  impact of 3,000 shares of unvested non-performance based restricted stock as they are anti-dilutive and 24,000 shares of performance-based restricted stock as they are contingently issuable and the performance conditions for these issuances have not been met.

NOTE 22: PARENT COMPANY

The following balance sheets, statements of income and statements of cash flow for CBTX, Inc. should be read in conjunction with the consolidated financial statements and the related notes.

CBTX, INC.

(Parent Company Only)

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017

Assets
Cash and due from banks	$44,189	$45,636
Investment in subsidiary	445,754	407,305
Deferred tax asset, net	145	141
Other assets	911	2,460
Total assets	$490,999	$455,542

Liabilities and shareholders' equity
Liabilities
Junior subordinated debt	$1,571	$6,726
Other liabilities	1,803	2,602
Total liabilities	3,374	9,328

Shareholders’ equity
Common stock	258	257
Additional paid-in capital	344,497	343,249
Retained earnings	160,626	118,353
Treasury stock	(14,781)	(15,256)
Accumulated other comprehensive loss	(2,975)	(389)
Total shareholders’ equity	487,625	446,214
Total liabilities and shareholders’ equity	$490,999	$455,542

CBTX, INC.

(Parent Company Only)

Condensed Income Statements

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

Interest income
Other	$187	$142	$120
Interest expense
Note payable	15	906	1,061
Junior subordinated debt	420	322	266
Total interest expense	435	1,228	1,327
Net interest expense	(248)	(1,086)	(1,207)
Noninterest income
Dividend income from subsidiary	7,800	8,806	12,250
Total noninterest income	7,800	8,806	12,250
Noninterest expense
Salaries and employee benefits	755	344	225
Net occupancy expense	—	—	14
Data processing	44	37	28
Printing, stationery and office	12	20	10
Professional and director fees	728	842	341
Other expenses	196	17	31
Total noninterest expense	1,735	1,260	649
Income before income tax benefit and equity in undistributed income of subsidiary	5,817	6,460	10,394
Income tax benefit	(437)	(1,518)	(639)
Income before equity in undistributed income of subsidiary	6,254	7,978	11,033
Equity in undistributed income of subsidiary	41,035	19,593	16,175
Net income	$47,289	$27,571	$27,208

CBTX, INC.

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$47,289	$27,571	$27,208
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation expense	1,601	329	43
Equity in undistributed net income loss of subsidiary	(41,035)	(19,593)	(16,175)
Deferred tax provision (benefit)	(4)	391	295
Change in operating assets and liabilities:
Other assets	1,549	(1,216)	1,808
Other liabilities	(836)	552	(97)
Total adjustments	(38,725)	(19,537)	(14,126)
Net cash provided by operating activities	8,564	8,034	13,082
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from sale of common stock in initial public offering	—	64,519	—
Proceeds from exercise of stock options	294	117	3,883
Payments to tax authorities for stock-based compensation	(171)	—	—
Purchase of treasury stock	—	—	(11,079)
Repayment of note payable	—	(27,679)	(3,321)
Redemption of trust preferred securities	(5,155)	—	—
Dividends paid on common stock	(4,979)	(4,412)	(4,395)
Net cash provided (used) in financing activities	(10,011)	32,545	(14,912)
Net increase (decrease) in cash and cash equivalents	(1,447)	40,579	(1,830)
Cash and cash equivalents, beginning	45,636	5,057	6,887
Cash and cash equivalents, ending	$44,189	$45,636	$5,057

NOTE 23: QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the periods indicated below was as follows:

	Year Ended December 31, 2018
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$31,085	$33,127	$34,665	$36,882
Interest expense	2,046	2,251	3,139	3,662
Net interest income	29,039	30,876	31,526	33,220
Provision (recapture) for loan losses	865	690	(1,142)	(2,169)
Net interest income after provision (recapture) for loan losses	28,174	30,186	32,668	35,389
Noninterest income	3,361	3,506	3,526	3,859
Noninterest expense	20,284	20,012	19,964	21,756
Income before income taxes	11,251	13,680	16,230	17,492
Income tax expense	2,139	2,638	3,207	3,380
Net income	$9,112	$11,042	$13,023	$14,112

Earnings per share:
Basic	$0.37	$0.44	$0.52	$0.57
Diluted	$0.37	$0.44	$0.52	$0.56

	Year Ended December 31, 2017
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$27,998	$28,726	$29,569	$30,366
Interest expense	2,165	2,201	2,318	2,201
Net interest income	25,833	26,525	27,251	28,165
Provision (recapture) for loan losses	960	(694)	(1,654)	1,050
Net interest income after provision (recapture) for loan losses	24,873	27,219	28,905	27,115
Noninterest income	3,448	3,526	4,086	3,144
Noninterest expense	18,427	18,859	19,017	21,989
Income before income taxes	9,894	11,886	13,974	8,270
Income tax expense	3,032	3,181	3,927	6,313
Net income	$6,862	$8,705	$10,047	$1,957

Earnings per share:
Basic	$0.31	$0.39	$0.46	$0.08
Diluted	$0.31	$0.39	$0.45	$0.08