Form 10-Q
period 2019-03-31
CBTX, Inc.
filed 2019-04-30
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2019

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

As of April 24, 2019, there were 25,999,297 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 221,253 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$54,110	$54,450
Interest-bearing deposits at other financial institutions	222,405	327,620
Total cash and cash equivalents	276,515	382,070
Debt securities	228,684	229,964
Equity investments	15,065	13,026
Loans held for sale	852	—
Loans, net of allowance for loan loss of $24,643 and $23,693 at March 31, 2019 and December 31, 2018, respectively	2,520,066	2,423,130
Premises and equipment, net of accumulated depreciation of $30,674 and $29,867 at March 31, 2019 and December 31, 2018, respectively	51,453	51,622
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $15,147 and $14,915 at March 31, 2019 and December 31, 2018, respectively	5,538	5,775
Bank-owned life insurance	71,955	71,525
Operating lease right-to-use asset	12,879	—
Deferred tax asset, net	5,942	7,201
Other assets	13,563	13,833
Total assets	$3,283,462	$3,279,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,229,172	$1,183,058
Interest-bearing deposits	1,521,827	1,583,224
Total deposits	2,750,999	2,766,282
Repurchase agreements	1,600	2,498
Junior subordinated debt	—	1,571
Operating lease liabilities	15,134	—
Other liabilities	17,076	21,120
Total liabilities	2,784,809	2,791,471
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,777,904 and 25,777,693 shares issued at March 31, 2019 and December 31, 2018, 24,918,476 and 24,907,421 shares outstanding at March 31, 2019 and December 31, 2018, respectively	258	258
Additional paid-in capital	344,971	344,497
Retained earnings	168,603	160,626
Treasury stock, at cost, 859,428 and 870,272 shares held at March 31, 2019 and December 31, 2018, respectively	(14,597)	(14,781)
Accumulated other comprehensive loss, net of tax of $155 and $791 at March 31, 2019 and December 31, 2018, respectively	(582)	(2,975)
Total shareholders’ equity	498,653	487,625
Total liabilities and shareholders’ equity	$3,283,462	$3,279,096

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income
Interest and fees on loans	$33,793	$28,462
Debt securities	1,557	1,436
Federal Funds and other interest-earning assets	1,483	995
Equity investments	152	192
Total interest income	36,985	31,085
Interest expense
Deposits	3,584	1,948
Federal Home Loan Bank advances and repurchase agreements	65	1
Note payable and junior subordinated debt	8	97
Total interest expense	3,657	2,046
Net interest income	33,328	29,039
Provision for loan losses	1,147	865
Net interest income after provision for loan losses	32,181	28,174
Noninterest income
Deposit account service charges	1,629	1,478
Net gain on sale of assets	88	130
Card interchange fees	864	927
Earnings on bank-owned life insurance	430	451
Other	482	375
Total noninterest income	3,493	3,361
Noninterest expense
Salaries and employee benefits	13,822	12,695
Net occupancy expense	2,267	2,265
Regulatory fees	464	545
Data processing	714	683
Software	440	365
Printing, stationery and office	353	264
Amortization of intangibles	232	255
Professional and director fees	2,091	919
Correspondent bank and customer related transaction expenses	65	67
Loan processing costs	95	118
Advertising, marketing and business development	440	506
Repossessed real estate and other asset expense	—	57
Security and protection expense	323	302
Telephone and communications	378	386
Other expenses	901	857
Total noninterest expense	22,585	20,284
Net income before income tax expense	13,089	11,251
Income tax expense	2,599	2,139
Net income	$10,490	$9,112
Earnings per common share
Basic	$0.42	$0.37
Diluted	$0.42	$0.37

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$10,490	$9,112
Unrealized gains (losses) on debt securities available for sale arising during the period, net	3,027	(3,665)
Reclassification adjustments for net realized gains included in net income	3	—
Change in related deferred income tax	(637)	770
Other comprehensive income (loss), net of tax	2,393	(2,895)
Total comprehensive income	$12,883	$6,217

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Three Months Ended March 31, 2018:
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	9,112	—	—	—	9,112
Dividends on common stock, $0.05 per share	—	—	—	(1,252)	—	—	—	(1,252)
Stock-based compensation expense	—	—	392	—	—	—	—	392
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,895)	(2,895)
Balance at March 31, 2018	25,731,504	$257	$343,641	$126,213	(898,272)	$(15,256)	$(3,284)	$451,571

Three Months Ended March 31, 2019:
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	10,490	—	—	—	10,490
Dividends on common stock, $0.10 per share	—	—	—	(2,513)	—	—	—	(2,513)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	211	—	(2)	—	—	—	—	(2)
Exercise of stock options	—	—	(69)	—	10,844	184	—	115
Stock-based compensation expense	—	—	545	—	—	—	—	545
Other comprehensive income, net of tax	—	—	—	—	—	—	2,393	2,393
Balance at March 31, 2019	25,777,904	$258	$344,971	$168,603	(859,428)	$(14,597)	$(582)	$498,653

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$10,490	$9,112
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for loan losses	1,147	865
Depreciation	824	825
Amortization of intangibles	232	255
Amortization of premiums on securities	256	291
Amortization of lease right-to-use assets	329	—
Accretion of lease liabilities	131	—
Earnings on bank-owned life insurance	(430)	(451)
Stock-based compensation expense	545	392
Deferred income tax provision	622	499
Net realized gains on sales of debt securities	(9)	(6)
Net gains on sales of assets	(88)	(130)
Change in operating assets and liabilities:
Loans held for sale	(820)	1,464
Other assets	303	2,312
Operating lease liabilities	(448)	—
Other liabilities	(3,069)	(7,726)
Total adjustments	(475)	(1,410)
Net cash provided by operating activities	10,015	7,702
Cash flows from investing activities:
Purchases of debt securities	(153,962)	(85,675)
Proceeds from sales, calls and maturities of debt securities	153,056	78,890
Principal repayments of debt securities	4,969	4,861
Net increase in loans	(97,639)	(45,514)
Sales of loan participations	—	7,500
Purchases of loan participations	(1,256)	(7,000)
Net contributions to equity investments	(2,039)	(449)
Proceeds from sales of U.S. Small Business Administration loans	818	237
Redemption (purchases) of bank-owned life insurance	—	(1,700)
Proceeds from sales of repossessed real estate and other assets	20	393
Net sales (purchases) of premises and equipment	(653)	(354)
Net cash used in investing activities	(96,686)	(48,811)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	46,114	10,732
Net increase (decrease) in interest-bearing deposits	(61,397)	(14,002)
Net increase (decrease) in securities sold under agreements to repurchase	(898)	(664)
Proceeds from exercise of stock options	115	—
Payments to tax authorities for stock-based compensation	(2)	—
Redemption of trust preferred securities	(1,571)	—
Dividends paid on common stock	(1,245)	(1,241)
Net cash provided by financing activities	(18,884)	(5,175)
Net decrease in cash, cash equivalents and restricted cash	(105,555)	(46,284)
Cash, cash equivalents and restricted cash, beginning	382,070	326,199
Cash, cash equivalents and restricted cash, ending	$276,515	$279,915

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CBTX, Inc., or the Company, or CBTX, operates 35 branches, 19 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas, through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Board of Governors of the Federal Reserve.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2019 and December 31, 2018, consolidated results of operations for the three months ended March 31, 2019 and 2018, consolidated shareholders’ equity for the three months ended March 31, 2019 and 2018 and consolidated cash flows for the three months ended March 31, 2019 and 2018.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included within our Annual Report on Form 10-K.

Reclassification— Within interest income, equity investment income for 2018 has been reclassified from federal funds and other interest-earning assets to a separate line and within interest expense, repurchase agreements and FHLB advance expense have been combined and notes payable and junior subordinated debt have also been combined. These reclassifications were made to conform to the 2019 financial statement presentation in the consolidated statements of income.

Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company also elected to use hindsight in determining lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $13.2 million, which represented the Company’s right to use, or control the use of, a  specified assets for their lease terms and the Company recorded lease liabilities totaling $15.5 million, which represented the Company’s liability to make lease payments under these leases. Accrued lease obligations and lease incentive liabilities totaling $2.3 million that were in other liabilities at December 31, 2018 were reversed as part of the adoption. The ASU 2016-02 standard applied to all leases existing at the date of initial adoption. The Company’s financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 16.

Accounting Standards Not Yet Adopted

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020.

The Company is in the process of developing its process and methodology for implementing ASU 2016-13, with the assistance of an outside consultant. Existing technology is being adapted to conform to the requirements of ASU 2016-13.  The adoption of ASU 2016-13 will require changes to the Company’s accounting policies and disclosures for credit losses on financial instruments. The Company is continuing to evaluate the impact of this pronouncement on the allowance for credit losses and related future provisions.

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $16.2 million and $18.5 million at March 31, 2019 and December 31, 2018, respectively. Additionally, as of March 31, 2019 and December 31, 2018, the Company had $1.6 million in cash collateral used in our interest rate swap transactions.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest on deposits and repurchase agreements	3,536	1,960
Cash paid for interest on junior subordinated debt	63	87

Supplemental disclosures of non-cash flow information:
Dividends accrued	1,268	10
Operating lease right-to-use asset obtained in exchange for lease liabilities	13,208	—
Repossessed real estate and other assets	41	—

NOTE 2: DEBT SECURITIES

The amortized cost and fair values of investments in debt securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019
Debt securities available for sale:
State and municipal securities	$54,854	$811	$(194)	$55,471
U.S. agency securities:
Debt securities	17,315	—	(255)	17,060
Collateralized mortgage obligations	66,230	158	(603)	65,785
Mortgage-backed securities	89,856	490	(1,116)	89,230
Other securities	1,135	—	(27)	1,108
Total	$229,390	$1,459	$(2,195)	$228,654
Debt securities held to maturity:
Mortgage-backed securities	$30	$2	$—	$32

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The amortized cost and estimated fair value of debt securities, by contractual maturities, as of the dates shown below were as follows:

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
March 31, 2019
Amounts maturing in:
1 year or less	$3,338	$3,326	$—	$—
1 year through 5 years	20,086	19,846	—	—
5 years through 10 years	13,958	14,061	—	—
After 10 years	192,008	191,421	30	32
	$229,390	$228,654	$30	$32
December 31, 2018
Amounts maturing in:
1 year or less	$3,224	$3,188	$—	$—
1 year through 5 years	22,784	22,370	—	—
5 years through 10 years	13,127	13,062	—	—
After 10 years	194,564	191,313	31	32
	$233,699	$229,933	$31	$32

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Debt securities with a carrying amount of $358,000 were sold in the three months ended March 31, 2019. There were no securities sold in the three months ended March 31, 2018. At March 31, 2019 and December 31, 2018, debt securities with a carrying amount of approximately $57.5 million and $49.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 187 debt securities at March 31, 2019 and 167 debt securities at December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the debt securities were acquired. The fair value of these debt securities is expected to recover as the debt securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019 and December 31, 2018, management believes the unrealized losses detailed in the table below are temporary and no impairment loss has been recorded in the Company’s condensed consolidated statements of income for the three months ended March 31, 2019 and 2018.

Debt securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
March 31, 2019
Debt securities available for sale:
State and municipal securities	$674	$(3)	$11,792	$(191)
U.S. agency securities:
Debt securities	—	—	17,060	(255)
Collateralized mortgage obligations	—	—	50,194	(603)
Mortgage-backed securities	196	—	56,261	(1,116)
Other securities	—	—	1,108	(27)
	$870	$(3)	$136,415	$(2,192)
December 31, 2018
Debt securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Other securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests such as common or preferred stock were as follows for the dates indicated below.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	3,289	1,250
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	2,364	2,364
	$15,065	$13,026

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

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment. The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost. At March 31, 2019 and December 31, 2018, the Company had $3.0 million and $3.0 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of that investment. There were no such qualitative indicators as of March 31, 2019.

NOTE 4: LOANS

Loans by loan class as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Commercial and industrial	$559,882	21.9%	$519,779	21.2%
Real estate:
Commercial real estate	811,742	31.8%	795,733	32.4%
Construction and development	572,861	22.5%	515,533	21.0%
1-4 family residential	281,502	11.0%	282,011	11.5%
Multi-family residential	213,582	8.4%	221,194	9.0%
Consumer	39,072	1.5%	39,421	1.6%
Agriculture	8,915	0.4%	11,076	0.5%
Other	64,215	2.5%	68,382	2.8%
Total gross loans	2,551,771	100.0%	2,453,129	100.0%
Less deferred loan fees and unearned discounts	(6,210)		(6,306)
Less allowance for loan loss	(24,643)		(23,693)
Less loans held for sale	(852)		—
Loans, net	$2,520,066		$2,423,130

Accrued interest receivable for loans is $7.9 million and $6.8 million at March 31, 2019 and December 31, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the three months ending March 31, 2019 and 2018, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
March 31, 2019
Commercial real estate	$1,256	$—

March 31, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	—	7,500
	$7,000	$7,500

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the three months ended March 31, 2019 and 2018 totaled $818,000 and $237,000, respectively.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commercial and industrial	$1,390	$1,317
Real estate:
Commercial real estate	862	1,517
1-4 family residential	635	656
Other	47	—
Total	$2,934	$3,490

Interest income that would have been earned under the original terms of the nonaccrual loans was $48,000 and $99,000 for the three months ended March 31, 2019 and 2018, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
March 31, 2019
Commercial and industrial	$468	$25	$1,011	$1,504	$558,378	$559,882	$—
Real estate:
Commercial real estate	—	—	692	692	811,050	811,742	—
Construction and development	1,613	—	—	1,613	571,248	572,861	—
1-4 family residential	193	124	147	464	281,038	281,502	—
Multi-family residential	1,570	—	—	1,570	212,012	213,582	—
Consumer	—	7	—	7	39,065	39,072	—
Agriculture	—	—	—	—	8,915	8,915	—
Other	—	—	—	—	64,215	64,215	—
Total loans	$3,844	$156	$1,850	$5,850	$2,545,921	$2,551,771	$—

December 31, 2018
Commercial and industrial	$178	$881	$154	$1,213	$518,566	$519,779	$—
Real estate:
Commercial real estate	68	1,089	605	1,762	793,971	795,733	—
Construction and development	359	4,204	—	4,563	510,970	515,533	—
1-4 family residential	395	111	36	542	281,469	282,011	—
Multi-family residential	—	—	—	—	221,194	221,194	—
Consumer	28	—	—	28	39,393	39,421	—
Agriculture	—	—	—	—	11,076	11,076	—
Other	—	—	—	—	68,382	68,382	—
Total loans	$1,028	$6,285	$795	$8,108	$2,445,021	$2,453,129	$—

There were no loans restructured due to the borrower’s financial difficulties during the three months ended March 31, 2019. Loans restructured due to the borrower’s financial difficulties during the three months ended March 31, 2018, which remained outstanding at the end of that period were as follows:

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

The recorded investment in troubled debt restructurings was $11.0 million and $11.4 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, $1.6 million and $1.8 million of restructured loans were nonaccrual loans and $9.4 million and $9.6 million of restructured loans were accruing interest as of those periods. At March 31, 2019, the Company had an outstanding commitment to potentially fund $1.5 million on a line of credit restructured prior to 2018. At December 31, 2018, the Company had an outstanding commitment to potentially fund $2.1 million on a line of credit restructured prior to 2018.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses segregated by loan class for the periods indicated in the tables below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for loan loss	903	52	402	(33)	(54)	(36)	(12)	(75)	1,147
Charge-offs	(280)	—				(4)	—	—	(284)
Recoveries	74	2		1		10	—	—	87
Net (charge-offs) recoveries	(206)	2	—	1	—	6	—	—	(197)
Ending balance	$8,416	$6,784	$4,700	$2,249	$1,457	$357	$50	$630	$24,643
Period-end amount allocated to:
Specific reserve	$582	$33	$—	$77	$—	$—	$—	$96	$788
General reserve	7,834	6,751	4,700	2,172	1,457	357	50	534	23,855
Total	$8,416	$6,784	$4,700	$2,249	$1,457	$357	$50	$630	$24,643

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	479	364	(126)	5	101	(51)	(15)	108	865
Charge-offs	(469)	—	—	(3)	—	—	—	—	(472)
Recoveries	172	3	—	1	—	2	—	—	178
Net (charge-offs) recoveries	(297)	3	—	(2)	—	2	—	—	(294)
Ending balance	$7,439	$10,742	$3,356	$1,329	$1,520	$517	$53	$393	$25,349
Period-end amount allocated to:
Specific reserve	$845	$55	$—	$107	$—	$—	$—	$—	$1,007
General reserve	6,594	10,687	3,356	1,222	1,520	517	53	393	24,342
Total	$7,439	$10,742	$3,356	$1,329	$1,520	$517	$53	$393	$25,349

The allowance for loan losses by loan category as of the periods indicated was as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$8,416	34.1%	$7,719	32.6%
Real estate:
Commercial real estate	6,784	27.5%	6,730	28.4%
Construction and development	4,700	19.1%	4,298	18.1%
1-4 family residential	2,249	9.1%	2,281	9.6%
Multi-family residential	1,457	5.9%	1,511	6.4%
Consumer	357	1.5%	387	1.6%
Agricultural	50	0.2%	62	0.3%
Other	630	2.6%	705	3.0%
Total allowance for loan losses	$24,643	100.0%	$23,693	100%

Allocation of a portion of the allowance to one category of loans above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has an accumulated reserve for loan losses on unfunded commitments of $378,000 and $378,000 recorded in other liabilities as of March 31, 2019 and December 31, 2018, respectively.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades as described below are used as credit quality indicators.

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

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well‑defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are considered impaired and are evaluated for impairment.

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

The Company had no loans graded “loss” or “doubtful” at March 31, 2019 and December 31, 2018.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
March 31, 2019
Commercial and industrial	$544,799	5,816	9,267	$559,882
Real estate:
Commercial real estate	801,078	8,058	2,606	811,742
Construction and development	571,301	1,560	—	572,861
1-4 family residential	276,203	—	5,299	281,502
Multi-family residential	213,582	—	—	213,582
Consumer	38,816	242	14	39,072
Agriculture	8,888	—	27	8,915
Other	56,833	—	7,382	64,215
Total loans	$2,511,500	$15,676	$24,595	$2,551,771

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2018
Commercial and industrial	$504,425	5,768	9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agriculture	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total loans	$2,404,521	$22,763	$25,845	$2,453,129

Loan Impairment Assessment

The Company’s recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
March 31, 2019
Commercial and industrial	$4,333	$3,517	$700	$4,217	$582	$4,288
Real estate:
Commercial real estate	2,677	1,942	585	2,527	33	2,984
1-4 family residential	4,232	2,297	1,812	4,109	77	4,219
Other	7,382	6,093	1,288	7,381	96	7,492
Total loans	$18,624	$13,849	$4,385	$18,234	$788	$18,983

	Unpaid	Recorded				Average
	contractual	investment	Recorded	Total		recorded
	principal	with no	investment	recorded	Related	investment
(Dollars in thousands)	balance	allowance	with allowance	investment	allowance	year-to-date
December 31, 2018
Commercial and industrial	$4,378	$3,642	$635	$4,277	$525	$5,771
Real estate:
Commercial real estate	4,128	3,374	596	3,970	44	6,135
Construction and development	—	—	—	—	—	139
1-4 family residential	4,551	2,612	1,824	4,436	89	4,597
Consumer	—	—	—	—	—	7
Other	6,814	5,572	1,241	6,813	100	7,841
Total loans	$19,871	$15,200	$4,296	$19,496	$758	$24,490

Interest income recognized on impaired loans was $215,000 and $254,000 for the three months ended March 31, 2019 and 2018, respectively.

The Company’s recorded investment in loans as of the dates shown below by loan class and based on the Company’s impairment methodology was as follows:

	March 31, 2019			December 31, 2018
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$4,217	$555,665	$559,882	$4,277	$515,502	$519,779
Real estate:
Commercial real estate	2,527	809,215	811,742	3,970	791,763	795,733
Construction and development	—	572,861	572,861	—	515,533	515,533
1-4 family residential	4,109	277,393	281,502	4,436	277,575	282,011
Multi-family residential	—	213,582	213,582	—	221,194	221,194
Consumer	—	39,072	39,072	—	39,421	39,421
Agriculture	—	8,915	8,915	—	11,076	11,076
Other	7,381	56,834	64,215	6,813	61,569	68,382
Total	$18,234	$2,533,537	$2,551,771	$19,496	$2,433,633	$2,453,129

At March 31, 2019 and December 31, 2018, the allowance allocated to specific reserves for loans individually evaluated for impairment was $788,000 and $758,000, respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Land	$13,466	$13,466
Buildings and leasehold improvements	52,740	52,188
Furniture and equipment	15,685	15,426
Vehicles	236	232
Construction in progress	—	177
	82,127	81,489
Less accumulated depreciation	(30,674)	(29,867)
Premises and equipment, net	$51,453	$51,622

Depreciation expense was $824,000 and $825,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. Net gains and losses on dispositions of premises and equipment of $1,700 and $63,000 for the three months ended March 31, 2019 and 2018, were recognized and are included in net gain on sale of assets in the condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at March 31, 2019 and December 31, 2018 and there have been no changes in goodwill during the three months ended March 31, 2019 or the year ended December 31, 2018. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at March 31, 2019 or December 31, 2018.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
March 31, 2019
Other intangible assets, net
Core deposits	5.0 years	$13,750	$(12,674)	$1,076
Customer relationships	9.8 years	6,629	(2,320)	4,309
Servicing assets	12.3 years	306	(153)	153
Total other intangible assets, net		$20,685	$(15,147)	$5,538
December 31, 2018
Other intangible assets, net
Core deposits	5.2 years	$13,750	$(12,561)	$1,189
Customer relationships	10.0 years	6,629	(2,209)	4,420
Servicing assets	14.4 years	311	(145)	166
Total other intangible assets, net		$20,690	$(14,915)	$5,775

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$166	$209
Increase from loan sales	14	6
Decrease from serviced loans paid off or foreclosed	(19)	—
Amortization	(8)	(8)
Balance at end of period	$153	$207

NOTE 9: BANK OWNED LIFE INSURANCE

The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized upon the death of a covered employee, on receipt of a death notice or other verified evidence. Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$71,525	$68,010
Purchases	—	1,700
Redemptions	—	—
Earnings, net	430	1,815
Balance at end of period	$71,955	$71,525

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Interest-bearing demand accounts	$352,623	$387,457
Money market accounts	695,968	737,770
Saving accounts	96,251	96,962
Certificates and other time deposits, $100,000 or greater	181,507	189,007
Certificates and other time deposits, less than $100,000	195,478	172,028
Total interest-bearing deposits	1,521,827	1,583,224
Noninterest-bearing deposits	1,229,172	1,183,058
Total deposits	$2,750,999	$2,766,282

At March 31, 2019 and December 31, 2018, the Company had $46.7 million and $51.5 million in deposits from public entities and brokered deposits of $129.2 million and $104.5 million, respectively. The Company had no major concentrations of deposits at March 31, 2019 or December 31, 2018 from any single or related groups of depositors.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement, or the Loan Agreement, with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit. The Loan Agreement was amended and restated on December 13, 2018 and, as amended, is referred to as the Amended Agreement. The Company can make draws on the Line of Credit for a period of 12 months which began on December 13, 2018, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of any loan under the Amended Agreement without premium or penalty. The obligations of the Company under the Amended Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2019.

As of March 31, 2019, there were no outstanding borrowings on this line and the Company has not drawn on this line since the Company entered the agreement.

Additional Lines of Credit

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain loans. As of March 31, 2019 and December 31, 2018, total borrowing capacity of $935.9 million and $919.9 million, respectively, was available under this arrangement. During the first quarter of 2019 and the second and third quarter of 2018, the Company borrowed under this agreement on a short-term basis and as of March 31, 2019 and December 31, 2018, there were no outstanding FHLB advances.

As of March 31, 2019 and December 31, 2018, we maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of March 31, 2019 or December 31, 2018.

NOTE 12: JUNIOR SUBORDINATED DEBT

Prior to being acquired in 2007 by the Company, County Bancshares, Inc. received proceeds of junior subordinated debt held by a trust funded by common securities, all of which were purchased by County Bancshares, Inc. and trust preferred securities in the amount of $5.5 million that were held by other investors. Funds raised by the trust totaling $5.7 million were loaned to County Bancshares, Inc. in the form of junior subordinated debt. This debt was transferred to the Company at the date of acquisition. In 2015, the Company purchased approximately $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million.

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

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $172.8 million and $169.0 million in loans to related parties at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At March 31, 2019 and December 31, 2018, the Company had approximately $51.0 million and $55.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $250.2 million and $311.2 million at March 31, 2019 and December 31, 2018, respectively.

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

Inputs to valuation techniques refer to the assumptions used in pricing the asset or liability. Valuation inputs are categorized in a three-level hierarchy, that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use observable market-based parameters as inputs. Valuation adjustments may be made to ensure that assets and liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Fair value of financial assets:
Level 1 inputs:
Debt securities available for sale - other securities	$1,108	$1,088
Level 2 inputs:
Debt securities available for sale
State and municipal securities	55,471	57,691
U.S. Agency Securities:
Debt securities	17,060	16,881
Collateralized mortgage obligations	65,785	65,414
Mortgage-backed securities	89,230	88,859
Interest rate swaps	768	962
Total fair value of financial assets	$229,422	$230,895
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$768	$962
Total fair value of financial liabilities	$768	$962

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Level 3 inputs
Impaired loans:
Commercial and industrial	$118	$110
Commercial real estate	552	552
1-4 family residential	1,735	1,735
Other	1,192	1,141
Total impaired loans	$3,597	$3,538

Non-Financial Assets and Non-Financial Liabilities Measured on a Non-recurring Basis

The fair value portion of non-financial assets or non-financial liabilities is measured on a non-recurring basis  in certain circumstances, such as when there is evidence of impairment and may be subject to impairment adjustments. The Company’s non-financial assets whose fair value may be measured on a non-recurring basis include repossessed real estate, other foreclosed assets, goodwill and intangible assets, among other assets. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the three months ended March 31,

2019 and during 2018. The fair value of repossessed real estate and other foreclosed assets is estimated using Level 2 inputs and, as of the dates shown below, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$41	$13
Charge-offs recognized in the allowance for loan losses	—	(1)
Fair value	$41	$12

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	March 31, 2019		December 31, 2018
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$54,110	$54,110	$54,450	$54,450
Interest bearing deposits in banks	222,405	222,405	327,620	327,620
Level 2 inputs:
Debt securities held to maturity	32	30	32	31
Bank-owned life insurance	71,955	71,955	71,525	71,525
Accrued interest receivable	8,845	8,845	8,227	8,227
Servicing asset	153	153	166	166
Level 3 inputs:
Loans, including held for sale, net	2,582,037	2,520,918	2,432,753	2,423,130
Equity investments	15,065	15,065	13,026	13,026
Total financial assets	$2,954,602	$2,893,481	$2,907,799	$2,898,175
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,229,172	$1,229,172	$1,183,058	$1,183,058
Level 2 inputs:
Interest-bearing deposits	1,478,396	1,521,827	1,522,366	1,583,224
Repurchase agreements	1,600	1,600	2,498	2,498
Junior subordinated debt	—	—	1,571	1,571
Accrued interest payable	708	708	653	653
Total financial liabilities	$2,709,876	$2,753,307	$2,710,146	$2,771,004

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2019 and December 31, 2018, no such deterioration was determined by management.

At both  March 31, 2019 and December 31, 2018, the Company had 13 interest rate swap agreements outstanding with borrowers and financial institutions. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Interest rates on the Company’s swap agreements are based on the London Interbank Offered Rate of the U.S. Dollar deposits in Europe, or Libor. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
March 31, 2019
Interest rate swaps with customers	Other Assets	$26,013	$422	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.39 years
Interest rate swaps with financial institution	Other Assets	15,365	346	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	6.92 years
Interest rate swaps with customers	Other Liabilities	15,365	(346)	4.00% - 5.15%	LIBOR 1M + 2.50% - 3.25%	6.92 years
Interest rate swaps with financial institution	Other Liabilities	26,013	(422)	4.75% - 7.25%	LIBOR 1M + 2.50% - 3.20%	7.39 years
Total derivatives not designated as hedging instruments		$82,756	$—

						Weighted
		Notional	Fair			Average
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity
December 31, 2018
Interest rate swaps with customers	Other Assets	$8,901	$169	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22 years
Interest rate swaps with financial institution	Other Assets	32,923	793	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78 years
Interest rate swaps with customers	Other Liabilities	32,923	(793)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78 years
Interest rate swaps with financial institution	Other Liabilities	8,901	(169)	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22 years
Total derivatives not designated as hedging instruments		$83,648	$—

NOTE 16: OPERATING LEASES

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019 and the Company’s leases within scope were operating leases of office space, stand-alone buildings and land. The Company’s leases have no variable costs. Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and at March 31, 2019, totaled $12.9 million. Lease liabilities represent the Company’s liability to make lease payments under these leases, on a discounted basis and at March 31, 2019, totaled $15.1 million. The weighted-average discount rate for the three months ended March 31, 2019 was 3.58%. The weighted-average remaining lease term for operating leases outstanding at March 31, 2019 was 11.8 years. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $448,000.

Lease costs for the period shown below were as follows:

For the Three
Months Ended
(Dollars in thousands)	March 31,
Operating lease cost	$461
Short-term lease cost	19
Sublease income	(6)
Total lease cost	$474

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	March 31, 2019
2020	$1,940
2021	2,070
2022	2,165
2023	2,207
2024	2,124
Thereafter	10,347
Total undiscounted lease liability	20,853
Discount	(5,719)
Total lease liability	$15,134

NOTE 17: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF‑BALANCE‑SHEET RISK

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company enters into various transactions, which in accordance  with GAAP are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process and standby letters of credit. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, variable interest rate	$702,152	$726,277
Commitments to extend credit, fixed interest rate	117,747	105,359
	$819,899	$831,636
Standby letters of credit	$28,072	$31,729

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

NOTE 18: REVENUE RECOGNITION

ASU 606 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A majority of the Company’s revenue is derived from interest income on financial assets, which is not within the scope of ASC 606. Income from changes in the cash surrender value of bank-owned life is also not within the scope of ASC 606.

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

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Deposit account service charges	$1,629	$1,478
Net gain on sale of assets	88	130
Card interchange fees	864	927
Other noninterest income	482	375

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

NOTE 19: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution and may make additional contributions. For the three months ended March 31, 2019 and 2018, the Company contributed $683,000  and $659,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At March 31, 2019 and December 31, 2018, the amount payable, including interest, for this deferred plan was approximately $2.5 million and $2.5 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $399,000 and $421,000 at March 31, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $274,000 and $219,000 at March 31, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will  continue to accrue over  the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if the Company terminates the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees  will be entitled to an aggregate amount estimated to be $4.4 million at March 31, 2019, in accordance to the terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

NOTE 20: STOCK-BASED COMPENSATION

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At March 31, 2019, 959,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At March 31, 2019, 328,940 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Three Months Ended March 31,
	2019		2018
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	232,322	$16.66	260,322	$16.00
Granted	—	—	—	—
Exercised	(10,844)	10.68	—	—
Forfeited	—	—	—	—
Outstanding at end of period	221,478	16.96	260,322	16.00

A summary of stock options as of the dates shown below was as follows:

	March 31, 2019
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	136,279	85,199	221,478
Weighted-average exercise price per share	$15.06	$19.99	$16.96
Aggregate intrinsic value (in thousands)	$2,373	$1,063	$3,436
Weighted-average remaining contractual term (years)	5.3	7.7	6.2

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at 12/31/2017	212,580	$26.71	—	$—
Granted	1,500	29.27	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 3/31/2018	214,080	$27.29	—	$—

Outstanding at 12/31/2018	181,773	27.05	24,000	34.46
Granted	19,187	32.25	—	—
Vested	(300)	29.27	—	—
Forfeited	—	—	—	—
Outstanding at 3/31/2019	200,660	$27.54	24,000	$34.46

The Company’s stock compensation plans allow the employee to elect to have shares withheld to satisfy their tax liability related to restricted stock vesting or stock option exercises.

The number of shares issued and withheld during the three months ended March 31, 2019 was as follows:

Shares	Shares	Total
Issued	Withheld	Vested
211	89	300

A summary of restricted stock as of the dates shown below was as follows:

	March 31, 2019
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	200,660	24,000
Weighted-average grant date fair value per share	$27.54	$34.46
Aggregate fair value (in thousands)	$6,515	$779
Weighted-average remaining vesting period (years)	3.4	2.9

For the three months ended March 31, 2019 and 2018, stock compensation expense was $545,000 and $392,000, respectively. As of March 31, 2019, there was approximately $6.0 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 3.3 years.

NOTE 21: REGULATORY MATTERS

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

The Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company and the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of March 31, 2019 and December 31, 2018, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 413,851	14.5%	$ 128,186	4.5%	$ 199,401	7.0%	N/A	N/A
Bank Only	$ 372,226	13.1%	$ 128,176	4.5%	$ 199,385	7.0%	$ 185,143	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 413,851	14.5%	$ 170,915	6.0%	$ 242,129	8.5%	N/A	N/A
Bank Only	$ 372,226	13.1%	$ 170,901	6.0%	$ 242,110	8.5%	$ 227,869	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 438,872	15.4%	$ 227,886	8.0%	$ 299,101	10.5%	N/A	N/A
Bank Only	$ 397,246	14.0%	$ 227,869	8.0%	$ 299,077	10.5%	$ 284,836	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 413,851	13.0%	$ 127,051	4.0%	$ 127,051	4.0%	N/A	N/A
Bank Only	$ 372,224	11.7%	$ 127,051	4.0%	$ 127,051	4.0%	$ 158,814	5.0%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.7%	$ 123,885	4.5%	$ 192,710	7.0%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 123,877	4.5%	$ 192,697	7.0%	$ 178,933	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.8%	$ 165,180	6.0%	$ 234,005	8.5%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 165,169	6.0%	$ 233,989	8.5%	$ 220,225	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.6%	$ 220,240	8.0%	$ 289,065	10.5%	N/A	N/A
Bank Only	$ 387,211	14.1%	$ 220,225	8.0%	$ 289,046	10.5%	$ 275,282	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.8%	$ 127,350	4.0%	$ 127,350	4.0%	N/A	N/A
Bank Only	$ 363,140	11.4%	$ 127,350	4.0%	$ 127,350	4.0%	$ 159,188	5.0%

NOTE 22: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Provision for income tax expense	$ 2,599	$ 2,139
Effective tax rate	19.9%	19.0%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest and bank‑owned life insurance.

NOTE 23: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Net income for common shareholders	$10,490	$9,112
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,910	24,833
Dilutive effect of outstanding stock options and unvested restricted stock awards	144	121
Diluted weighted-average shares outstanding	25,054	24,954
Earnings per share:
Basic	$0.42	$0.37
Diluted	$0.42	$0.37

NOTE 24: SUBSEQUENT EVENT

On April 29, 2019, the Company received proceeds in the amount of $1.6 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee. The Company recorded a  gain of $1.2 million over the recorded value in April 2019.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I  — Item 1A.  — Risk Factors in our Annual Report on Form 10-K and the following:

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities and other matters beyond our control;
•	the geographic concentration of our markets in Beaumont and Houston, Texas;
•	our ability to prudently manage our growth and execute our strategy;
•	risks associated with our acquisition and de novo branching strategy, including our entry into new markets;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that we hold and the time and effort necessary to resolve nonperforming assets;
•	deterioration of our asset quality;
•	interest rate risk associated with our business;
•	business and economic conditions generally and in the financial services industry, nationally and within our primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing our loans;
•	our ability to maintain important deposit customer relationships and our reputation;
•	our ability to maintain effective internal control over financial reporting;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with our business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers;
•	interruptions or breaches in our information system security;
•	the failure of certain third-party vendors to perform;
•	environmental liability associated with our lending activities;
•	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	the costs and effects of regulatory or other governmental inquiries, the results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system;
•	other risks, uncertainties, and factors that are discussed from time to time in our reports and documents filed with the SEC; and
•	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors”.

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

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation, and its consolidated subsidiaries. All references in this Quarterly Report on Form 10-Q to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary.

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

The Bank is the subject of an investigation by the Financial Crimes Enforcement Network (FinCEN) of the U.S. Department of the Treasury regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations.  The Bank is cooperating with this investigation.  The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of this report, and we expect to continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

Results of Operations

Net income for the three months ended March 31, 2019 was $10.5 million compared to $9.1 million for the three months ended March 31, 2018, an increase of $1.4 million, or 15.1%. This increase is primarily due to a $4.3 million increase in net interest income partially offset by a $2.3 million increase in noninterest expense. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018	Increase (Decrease)
Interest income	$36,985	$31,085	$5,900	19.0%
Interest expense	3,657	2,046	1,611	78.7%
Net interest income	33,328	29,039	4,289	14.8%
Provision for loan losses	1,147	865	282	32.6%
Noninterest income	3,493	3,361	132	3.9%
Noninterest expense	22,585	20,284	2,301	11.3%
Income before income taxes	13,089	11,251	1,838	16.3%
Income tax expense	2,599	2,139	460	21.5%
Net income	$10,490	$9,112	$1,378	15.1%
Earnings per share - basic	$0.42	$0.37	$0.05
Earnings per share - diluted	$0.42	$0.37	$0.05
Dividends declared per share	$0.10	$0.05	0.05
Return on average assets	1.3%	1.2%	0.10%
Return on average shareholders' equity	8.6%	8.2%	0.39%
Efficiency ratio (1)	61.3%	62.6%	-1.26%

(1) Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Net Interest Income for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

Net interest income for the three months ended March 31, 2019 was $33.3 million, compared to $29.0 million for three months ended March 31, 2018, an increase of $4.3 million, or 14.8%. For three months ended March 31, 2019, net interest margin and net interest spread were 4.53% and 4.07%, respectively, compared to 4.19% and 3.93% for the three months ended March 31, 2018.

The increase in net interest income in the first quarter of 2019 from the first quarter of 2018 was primarily due to higher average loans and higher average yields on loans and higher average federal funds sold, that were partially offset by the impact of higher rates on interest-bearing deposits. Average loans increased in the first quarter of 2019 due to organic growth and the increase in loan yields reflects increased rates in the market. The increase in rates on interest-bearing deposits in the first quarter of 2019 mainly due to competitive stress on rates primarily for certificates of deposit and money market accounts. Although rates have increased on the Company’s interest-bearing deposits, they remain a low cost source of funds compared to other sources such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,500,788	$33,793	5.48%	$2,319,463	$28,462	4.98%
Securities	231,650	1,557	2.73%	223,730	1,436	2.60%
Federal funds sold and other interest-earning assets	239,281	1,483	2.51%	252,722	994	1.60%
Equity investments	12,285	152	5.02%	14,701	193	5.32%
Total interest-earning assets	2,984,004	$36,985	5.03%	2,810,616	$31,085	4.49%
Allowance for loan losses	(24,016)			(24,866)
Noninterest-earnings assets	302,915			287,099
Total assets	$3,262,903			$3,072,849
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,544,039	$3,584	0.94%	$1,491,613	$1,948	0.53%
FHLB advances and repurchase agreements	11,578	65	2.28%	1,418	1	0.29%
Note payable and junior subordinated debt	365	8	8.89%	10,826	97	3.63%
Total interest-bearing liabilities	1,555,982	$3,657	0.95%	1,503,857	$2,046	0.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,177,086			1,097,085
Other liabilities	34,634			21,165
Total noninterest-bearing liabilities	1,211,720			1,118,250
Shareholders’ equity	495,201			450,742
Total liabilities and shareholders’ equity	$3,262,903			$3,072,849
Net interest income		$33,328			$29,039
Net interest rate spread (2)			4.07%			3.93%
Net interest margin (3)			4.53%			4.19%
Net interest margin—tax equivalent (4)			4.56%			4.23%

(1)	Includes average outstanding balances of loans held for sale of $144,000 and $544,000 for the three months ended March 31, 2019 and 2018, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)	Tax equivalent adjustments of $255,000 and $270,000 for the three months ended March 31, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31,
	2019 Compared to 2018
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$3,111	$2,220	$5,331
Debt securities	70	51	121
Federal funds sold and other interest-earning assets	542	(53)	489
Equity investments	(12)	(29)	(41)
Total increase in interest income	3,711	2,189	5,900
Interest-bearing liabilities:
Interest-bearing deposits	1,567	69	1,636
FHLB advances and repurchase agreements	—	64	64
Note payable and junior subordinated debt	1	(90)	(89)
Total increase in interest expense	1,568	43	1,611
Increase in net interest income	$2,143	$2,146	$4,289

Provision for Loan Losses

The provision for loan losses is an expense used to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. The provision for loan losses for the three months ended March 31, 2019 was $1.1 million, compared to $865,000 for the three months ended March 31, 2018. The provisions in the first quarter of 2019 and 2018 reflect the increase in loans during those periods.

Noninterest Income

For the three months ended March 31, 2019, noninterest income totaled $3.5 million, an increase of $132,000, or 3.9%, compared to $3.4 million for the three months ended March 31, 2018. The major categories of noninterest income for the periods indicated were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Deposit account service charges	$1,629	$1,478	$151	10.2%
Net gain on sale of assets	88	130	(42)	(32.3%)
Card interchange fees	864	927	(63)	(6.8%)
Earnings on bank-owned life insurance	430	451	(21)	(4.7%)
Other	482	375	107	28.5%
Total noninterest income	$3,493	$3,361	$132	3.9%

Deposit Account Service Charges. The Company earns fees from its customers for deposit related services and these fees are a significant component of our noninterest income. Service charges on deposit accounts increased $151,000 for the three months ended March 31, 2019, compared to the same period in 2018 predominately due to an increase in non- sufficient and account analysis charges incurred by our deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans and other real estate owned, or OREO. Net gain on sale of assets decreased $42,000 or 32.3% for the three months ended March 31, 2019, compared to the same period in 2018, primarily due lower gains on sales of loans held for sale during the 2019, partially offset by higher gains on SBA loans.

Card Interchange Fees. The Company earns card interchange fees from merchants as an issuer of debit cards. Card interchange fees decreased $63,000 for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due a decrease in the volume of such transactions.

Earnings on bank-owned life insurance. The Company has purchased life insurance policies on certain employees, that are carried on the condensed consolidated balance sheet at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance decreased $21,000 during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and other fee income. Other noninterest income increased $107,000 for the three months ended March 31, 2019, compared to the same period of the prior year due to a vendor rebate received during 2019 based on the volume of 2018 activity.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. For the three months ended March 31, 2019, noninterest expense totaled $22.6 million, an increase of $2.3 million, or 11.3%, compared to $20.3 million for the three months ended March 31, 2018. The major categories of noninterest expense for the periods indicated were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Salaries and employee benefits	$ 13,822	$ 12,695	$ 1,127	8.9%
Net occupancy expense	2,267	2,265	2	0.1%
Regulatory fees	464	545	(81)	(14.9%)
Data processing	714	683	31	4.5%
Software	440	365	75	20.5%
Printing, stationery and office	353	264	89	33.7%
Amortization of intangibles	232	255	(23)	(9.0%)
Professional and director fees	2,091	919	1,172	127.5%
Correspondent bank and customer related expense	65	67	(2)	(3.0%)
Loan processing	95	118	(23)	(19.5%)
Advertising, marketing and business development	440	506	(66)	(13.0%)
Repossessed real estate and other assets	-	57	(57)	(100.0%)
Security and protection expense	323	302	21	7.0%
Telephone and communications	378	386	(8)	(2.1%)
Other expense	901	857	44	5.1%
Total noninterest expense	$ 22,585	$ 20,284	$ 2,301	11.3%

Salaries and Employee Benefits. Salaries and benefits increased $1.1 million resulting from annual salary increases in 2019 and increased stock compensation expense due to restricted stock grants made February 1, 2019.

Professional and Director Fees. Professional and director fees, which include legal, audit, loan review and consulting fees were $2.1 million and $919,000 for the three months ended March 31, 2019 and 2018, respectively. The increase during 2019 was primarily due to legal fees of $1.1 million included in professional and director fees in the current quarter. The increase in professional fees during the first quarter largely is the result of fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations.  We expect to continue to incur material fees and expenses regarding this matter until the investigation is completed.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of our pre‑tax income, tax‑exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Provision for income tax expense	$ 2,599	$ 2,139
Effective tax rate	19.9%	19.0%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest and bank‑owned life insurance.

Financial Condition

Total assets were $3.3 billion as of March 31, 2019, compared to $3.3 billion as of December 31, 2018, an increase of $4.4 million primarily due to an increase in loans of $97.9 million and a $12.9 million increase due to the implementation of the new lease accounting standard, partially offset by a $105.6 million decrease in cash and cash equivalents. Total liabilities decreased $6.7 million primarily due to a $15.3 million decrease in deposits, partially offset by an increase of $15.1 million due to implementation of the new lease accounting standard. See Note 1 and Note 16 to the condensed consolidated financial statements for further discussion of the new lease accounting standard. See further analysis of the other changes in the related discussions that follow.

Loan Portfolio

As of March 31, 2019, loans were $2.5 billion, an increase of $97.9 million, or 4.0%, compared to $2.4 billion at December 31, 2018. Loans grew from December 31, 2018 to March 31, 2019 due to organic growth, needs of existing customers and demand.

The loan portfolio by loan class as of the dates indicated was as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Commercial and industrial	$559,882	$519,779	$40,103	7.7%
Real estate:
Commercial real estate	811,742	795,733	16,009	2.0%
Construction and development	572,861	515,533	57,328	11.1%
1-4 family residential	281,502	282,011	(509)	(0.2%)
Multi-family residential	213,582	221,194	(7,612)	(3.4%)
Consumer	39,072	39,421	(349)	(0.9%)
Agricultural	8,915	11,076	(2,161)	(19.5%)
Other	64,215	68,382	(4,167)	(6.1%)
Gross loans	2,551,771	2,453,129	98,642	4.0%
Less deferred fees and unearned discount	(6,210)	(6,306)	96
Less loans held for sale	(852)	—	(852)
Total loans	$2,544,709	2,446,823	$97,886	4.0%
Loans as a percentage of deposits	92.5%	88.5%
Loans as a percentage of total assets	77.5%	74.6%

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
March 31, 2019
Commercial and industrial	$286,739	$254,540	$18,603	$559,882
Real estate:
Commercial real estate	109,790	528,167	173,785	811,742
Construction and development	159,218	377,504	36,139	572,861
1-4 family residential	15,003	50,734	215,765	281,502
Multi-family residential	9,707	31,018	172,857	213,582
Consumer	24,064	14,975	33	39,072
Agricultural	7,527	1,388	—	8,915
Other	18,845	43,330	2,040	64,215
Total loans	$630,893	$1,301,656	$619,222	$2,551,771
Fixed rate loans	$180,170	$699,602	$260,542	$1,140,314
Variable rate loans	450,723	602,054	358,680	1,411,457

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans by category:
Commercial and industrial	$ 1,390	$ 1,317
Real estate:
Commercial real estate	862	1,517
1-4 family residential	635	656
Consumer	47	—
Total nonaccrual loans	2,934	3,490
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	2,934	3,490
Foreclosed assets:
Real estate	—	12
Other	41	—
Total foreclosed assets	41	12
Total nonperforming assets	$ 2,975	$ 3,502
Nonperforming loans to total loans	0.12%	0.14%
Nonperforming assets to total assets	0.09%	0.11%

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades as described below are used as credit quality indicators.

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

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well‑defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are considered impaired and are evaluated for impairment.

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

The Company had no loans graded “loss” or “doubtful” at March 31, 2019 and December 31, 2018.

The internal ratings of  loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
March 31, 2019
Commercial and industrial	$544,799	$5,816	$9,267	$559,882
Real estate:
Commercial real estate	801,078	8,058	2,606	811,742
Construction and development	571,301	1,560	—	572,861
1-4 family residential	276,203	—	5,299	281,502
Multi-family residential	213,582	—	—	213,582
Consumer	38,816	242	14	39,072
Agricultural	8,888	—	27	8,915
Other	56,833	—	7,382	64,215
Total	$2,511,500	$15,676	$24,595	$2,551,771

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agricultural	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total	$2,404,521	$22,763	$25,845	$2,453,129

Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See “—Critical Accounting Policies—Loans and Allowance for Loan Losses.”

In reviewing the loan portfolio, the Company considers risk elements applicable to particular loan types or categories to assess the quality of individual loans. Some of the risk elements considered include:

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

Activity in the allowance for loan losses as of the dates indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Allowance for loan losses at beginning of period	$23,693	$24,778
Provision for loan losses	1,147	865
Charge-offs:
Commercial and industrial	280	469
Real estate:
1-4 family residential	—	3
Consumer	4	—
Total charge-offs	284	472
Recoveries:
Commercial and industrial	74	172
Real estate:
Commercial real estate	2	3
1-4 family residential	1	1
Consumer	10	2
Total recoveries	87	178
Net charge-offs	(197)	(294)
Allowance for loan losses at end of period	$24,643	$25,349
Allowance for loan losses to end of period loans	0.97%	1.08%
Net charge-offs to average loans	0.03%	0.05%

(1)	The ratio calculations for the three months ended March 31, 2019 and 2018 were annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$8,416	34.1%	$7,719	32.6%
Real estate:
Commercial real estate	6,784	27.5%	6,730	28.4%
Construction and development	4,700	19.1%	4,298	18.1%
1-4 family residential	2,249	9.1%	2,281	9.6%
Multi-family residential	1,457	5.9%	1,511	6.4%
Consumer	357	1.5%	387	1.6%
Agricultural	50	0.2%	62	0.3%
Other	630	2.6%	705	3.0%
Total allowance for loan losses	$24,643	100.0%	$23,693	100%

Securities

As of March 31, 2019, the carrying amount of our securities totaled $228.7 million compared to $230.0 million as of December 31, 2018, a decrease of $1.3 million or 0.6%. The decrease was the result of maturities, sales, calls and paydowns outpacing purchases. The net unrealized losses of the security portfolio decreased due to changing market interest rates. Securities represented 7.0% and 7.0% of total assets as of March 31, 2019 and December 31, 2018, respectively.

Amortized cost and estimated fair value of investments in debt securities as of the dates shown was as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019
Debt securities available for sale:
State and municipal securities	$54,854	$811	$(194)	$55,471
U.S. agency securities:
Debt securities	17,315	—	(255)	17,060
Collateralized mortgage obligations	66,230	158	(603)	65,785
Mortgage-backed securities	89,856	490	(1,116)	89,230
Other securities	1,135	—	(27)	1,108
Total	$229,390	$1,459	$(2,195)	$228,654
Debt securities held to maturity:
Mortgage-backed securities	$30	$2	$—	$32

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The Company held 187 and 167 debt securities at March 31, 2019 and December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re-pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the debt securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019 and December 31, 2018, management believes the unrealized losses in the table above are temporary and no impairment loss has been recorded.

The Company’s mortgage‑backed securities at March 31, 2019 and December 31, 2018, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in the securities portfolio.

Maturities and weighted-average yield based on estimated annual income divided by the average amortized cost of the available for sale debt securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
March 31, 2019
State and municipal securities	$2,186	2.6%	$1,989	2.6%	$5,836	2.7%	$45,460	2.9%	$55,471	2.9%
U.S. agency securities:
Debt securities	—	—%	17,060	1.7%	—	—%	—	—%	17,060	1.7%
Collateralized mortgage obligations	—	—%	—	—%	5,065	2.5%	60,720	2.8%	65,785	2.7%
Mortgage-backed securities	32	2.8%	797	3.6%	3,160	3.5%	85,241	2.7%	89,230	2.7%
Other securities	1,108	2.2%	—	—%	—	—%	—	—%	1,108	2.2%
Total debt securities	$3,326	2.5%	$19,846	1.9%	$14,061	2.8%	$191,421	2.8%	$228,654	2.7%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 4.7 years with an estimated modified duration of 4.1 years as of March 31, 2019.

A portion of the debt securities have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the economic environment. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments and as a result, the average lives of these securities are lengthened. If interest rates fall, prepayments tend to increase and as a result the lives of these securities are shortened.

Deposits

Total deposits as of March 31, 2019, were $2.8 billion, a decrease of $15.3 million, or 0.6%, compared to December 31, 2018. Noninterest‑bearing deposits as of March 31, 2019, were $1.2 billion, an increase of $46.1 million, or 3.9%, compared to December 31, 2018. Total interest‑bearing account balances as of March 31, 2019, were $1.5 billion, a decrease of $61.4 million, or 3.9% from December 31, 2018. The changes in deposits from December 31, 2018 to March 31, 2019 are due to normal fluctuations in customer activities.

The components of deposits at the dates shown below were as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$352,623	12.8%	$387,457	14.0%
Money market accounts	695,968	25.3%	737,770	26.7%
Saving accounts	96,251	3.5%	96,962	3.5%
Certificates and other time deposits, $100,000 or greater	181,507	6.6%	189,007	6.8%
Certificates and other time deposits, less than $100,000	195,478	7.1%	172,028	6.2%
Total interest-bearing deposits	1,521,827	55.3%	1,583,224	57.2%
Noninterest-bearing deposits	1,229,172	44.7%	1,183,058	42.8%
Total deposits	$2,750,999	100.0%	$2,766,282	100.0%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Three months or less	$57,110	$71,817
Over three months through six months	68,469	50,966
Over six months through 12 months	120,141	119,180
Over 12 months through three years	119,838	108,436
Over three years	11,427	10,636
Total	$376,985	$361,035

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the three months ended March 31, 2019 were computed on an annualized basis.

	Three Months Ended March 31,		Year Ended December 31, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$369,816	0.25%	$362,498	0.23%
Savings accounts	95,946	0.07%	94,754	0.06%
Money market accounts	721,028	1.24%	714,565	0.87%
Certificates and other time deposits, $100,000 or greater	187,671	1.20%	173,160	0.79%
Certificates and other time deposits, less than $100,000	169,578	1.40%	174,666	1.23%
Total interest-bearing deposits	1,544,039	0.94%	1,519,643	0.70%
Noninterest-bearing deposits	1,177,086	—	1,134,191	—
Total deposits	$2,721,125	0.53%	$2,653,834	0.40%

The ratio of average noninterest‑bearing deposits to average total deposits was 43.3% for the three months ended March 31, 2019 and 42.7% for the year ended December 31, 2018.

Borrowings

Frost Line of Credit.  The Company has entered into a loan agreement, or the Loan Agreement, with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit. The Loan Agreement was amended and restated on December 13, 2018 and, as amended, is referred to as the Amended Agreement. The Company can make draws on the Line of Credit for a period of 12 months beginning on the date of the Amended Agreement, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of any loan under the Amended Agreement without premium or penalty. The obligations of the Company under the Amended Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2019.

As of March 31, 2019, there were no outstanding borrowings on this line and the Company has not drawn on this line since the Company entered the agreement.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s primary source of funds is deposits and the primary use of funds is loans. Historically the cost of the Company’s deposits has been lower than other sources of funds available, such as debt. The Company does not expect a change in the primary source or use of funds in the foreseeable future. The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Sources of funds:
Deposits:
Interest-bearing	47.3%	48.1%
Noninterest-bearing	36.1%	35.9%
FHLB advances and repurchase agreements	0.3%	0.2%
Note payable and junior subordinated debt	—%	0.4%
Other liabilities	1.1%	0.7%
Shareholders’ equity	15.2%	14.7%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.1%	75.8%
Debt securities	7.0%	7.2%
Federal funds sold and other interest-earning assets	7.3%	8.1%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	9.2%	8.4%
Total uses	100.0%	100.0%
Average loans to average deposits	91.9%	90.1%

As of March 31, 2019, the Company had $819.9 million in outstanding commitments to extend credit and $28.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2019, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

As of March 31, 2019, cash and cash equivalents was of $276.5 million, compared to $382.1 million as of December 31, 2018, a decrease of $105.6 million. The decrease was primarily due to an increase in gross loans of $98.6 million, a $15.3 million decrease in deposits and net income of $10.5 million. See the condensed consolidated statement of cash flows for the three months ended March 31, 2019 for additional analysis.

Capital Resources

Total shareholders’ equity increased to $498.7 million as of March 31, 2019, compared to $487.6 million as of December 31, 2018, an increase of $11.0 million, or 2.3%, primarily due the current year income of $10.5 million and a $2.4 million increase in other comprehensive income and $545,000 of stock compensation expense, partially offset by  $2.5 million in dividends to common shareholders declared during the three months ended March 31, 2019. In the three months ended March 31, 2019, quarterly dividends declared per share were increased to $0.10 from $0.05 per share per quarter during 2018.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both  subject to regulatory capital requirements. At March 31, 2019 and December 31, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 413,851	14.5%	$ 128,186	4.5%	$ 199,401	7.0%	N/A	N/A
Bank Only	$ 372,226	13.1%	$ 128,176	4.5%	$ 199,385	7.0%	$ 185,143	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 413,851	14.5%	$ 170,915	6.0%	$ 242,129	8.5%	N/A	N/A
Bank Only	$ 372,226	13.1%	$ 170,901	6.0%	$ 242,110	8.5%	$ 227,869	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 438,872	15.4%	$ 227,886	8.0%	$ 299,101	10.5%	N/A	N/A
Bank Only	$ 397,246	14.0%	$ 227,869	8.0%	$ 299,077	10.5%	$ 284,836	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 413,851	13.0%	$ 127,051	4.0%	$ 127,051	4.0%	N/A	N/A
Bank Only	$ 372,224	11.7%	$ 127,051	4.0%	$ 127,051	4.0%	$ 158,814	5.0%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.7%	$ 123,885	4.5%	$ 192,710	7.0%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 123,877	4.5%	$ 192,697	7.0%	$ 178,933	6.5%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.8%	$ 165,180	6.0%	$ 234,005	8.5%	N/A	N/A
Bank Only	$ 363,140	13.2%	$ 165,169	6.0%	$ 233,989	8.5%	$ 220,225	8.0%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.6%	$ 220,240	8.0%	$ 289,065	10.5%	N/A	N/A
Bank Only	$ 387,211	14.1%	$ 220,225	8.0%	$ 289,046	10.5%	$ 275,282	10.0%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.8%	$ 127,350	4.0%	$ 127,350	4.0%	N/A	N/A
Bank Only	$ 363,140	11.4%	$ 127,350	4.0%	$ 127,350	4.0%	$ 159,188	5.0%

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with contractual obligations, as of the dates indicated were as follows:

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
March 31, 2019
Non-cancelable future operating leases	$1,940	$4,235	$4,331	$10,347	$20,853
Certificates of deposit	245,720	119,838	11,427	—	376,985
Total	$247,660	$124,073	$15,758	$10,347	$397,838
December 31, 2018
Non-cancelable future operating leases	$2,118	$4,363	$4,565	$10,048	$21,094
Certificates of deposit	241,963	108,436	10,636	—	361,035
Junior subordinated debt	1,571	—	—	—	1,571
Total	$245,652	$112,799	$15,201	$10,048	$383,700

In January 2019, the trust preferred securities underlying the junior subordinated debt outstanding at December 31, 2018 were redeemed.

Off‑Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions are entered into to meet the customer financing needs. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below.

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
March 31, 2019
Standby letters of credit	$21,273	$1,799	$5,000	$—	$28,072
Commitments to extend credit	496,680	250,499	18,546	54,174	819,899
Total	$517,953	$252,298	$23,546	$54,174	$847,971
December 31, 2018
Standby letters of credit	$22,789	$3,940	$5,000	$—	$31,729
Commitments to extend credit	486,480	267,099	14,415	63,642	831,636
Total	$509,269	$271,039	$19,415	$63,642	$863,365

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

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

Interest Rate Sensitivity and Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. The Company’s asset, liability and funds management policy provides management with the guidelines for effective funds management. A measurement system for monitoring  net interest rate sensitivity position has been established and the Company has historically managed its sensitivity position within its established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

The Company manages exposure to interest rates by structuring our balance sheet in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts to reduce interest rate risk. Based upon the nature of our operations, the Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

The Company’s exposure to interest rate risk is managed by the Funds Management Committee of the Bank, in accordance with policies approved by the Bank’s Board of Directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest‑earning assets and interest‑bearing liabilities and an interest rate shock simulation model.

The Company uses interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and re‑pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non‑maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, two simulation models are run, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12‑month horizon based upon parallel and non‑parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non‑parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. The Company’s internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one‑year period should not decline by more than 10% for a 100 basis-point shift, 20% for a 200‑basis point shift and 30% for a 300‑basis point shift.

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	March 31, 2019		December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.8%	0.6%	16.7%	(3.1)%
+ 200	11.0%	2.5%	11.6%	(0.4)%
+ 100	5.8%	2.5%	6.1%	1.1%
Base	—%	—%	—%	—%
−100	(6.1)%	(11.2)%	(6.8)%	(7.6)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. Historically, interest rates on these deposits have changed more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

The Company’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluate its performance based on certain additional non‑GAAP financial measures. A financial measure is considered to be a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the Company’s statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP. Non‑GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way we calculate the non‑GAAP financial measures may differ from that of other companies reporting measures with similar names.

The Company calculates tangible equity as total shareholders’ equity, less goodwill and other intangible assets, net of accumulated amortization and tangible book value per share as tangible equity divided by shares of common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share. The Company calculates tangible assets as total assets less goodwill and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible equity to tangible assets is total shareholders’ equity to total assets. The Company believes that tangible book value per share and tangible equity to tangible assets are measures that are important to many investors in the marketplace who are interested in book value per share and total shareholders’ equity to total assets, exclusive of change in intangible assets.

(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
Tangible Equity
Total shareholders’ equity	$498,653	$487,625
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,538	5,775
Tangible equity	$412,165	$400,900
Tangible Assets
Total assets	$3,283,462	$3,279,096
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,538	5,775
Tangible assets	$3,196,974	$3,192,371

Common shares outstanding (1) (2)	24,918	24,907

Book value per share	$20.0	$19.6
Tangible book value per share	$16.5	$16.1

Total shareholders’ equity to total assets	15.2%	14.9%
Tangible equity to tangible assets	12.9%	12.6%

(1)	Excludes the dilutive effect, if any, of 221,478 and 232,322 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2019 and December 31, 2018, respectively.
(2)	Excludes the dilutive effect, if any, of 224,660 and 205,773 shares of unvested restricted stock as of March 31, 2019 and December 31, 2018, respectively.

Critical Accounting Policies

The Company’s accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.  The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the risk inherent in the loan portfolio based on qualitative and quantitative trends in the portfolio is assessed, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount it believes is sufficient to provide for estimated losses inherent in the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the allowance, and therefore the Company’s financial position, liquidity or results of operations. For a description of the factors considered in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition—Allowance for Loan Losses.”

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments are based upon quoted market prices, where available. If quoted market prices are not available, fair value is estimated based upon models that primarily use observable market‑based parameters as inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Other‑than‑temporary Impairment of Debt Securities

Debt securities are evaluated for other‑than‑temporary impairment, or OTTI, on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near‑term prospects of the issuer. The Company assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) OTTI related to other factors, which is recognized in other comprehensive income, net of applicable taxes. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

Goodwill and Other Intangibles

Goodwill, which is excess purchase price over the fair value of net assets from acquisitions, is evaluated for impairment at least annually and on an interim basis if events or circumstances indicate that it is likely an impairment has occurred. Qualitative factors are assessed to determine if it is likely that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is likely that the fair value of a reporting unit is less than its carrying amount, the fair value of the reporting unit is compared with the carrying amount of the reporting unit. The fair value of net assets is estimated based on an analysis of market value. Impairment exists if the fair value of the reporting unit at the date of the test is less than the goodwill recorded. If goodwill is impaired, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

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

Emerging Growth Company

The Jump Start Our Business Start-ups, or JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company decided not to take advantage of this provision and is complying with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings. The Company is from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. The Company intends to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect the Company’s reputation, even if resolved in our favor.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2018)

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: April 30, 2019	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	/s/ Robert T. Pigott, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)