Form 10-Q
period 2019-06-30
CBTX, Inc.
filed 2019-07-25
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2019

or

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

(713) 210‑7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CBTX	The Nasdaq Global Select Market

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

As of July 22, 2019, there were 26,015,288 shares of the registrant’s common stock outstanding, including 235,153 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$55,213	$54,450
Interest-bearing deposits at other financial institutions	211,563	327,620
Total cash and cash equivalents	266,776	382,070
Securities	232,601	229,964
Equity investments	18,922	13,026
Loans held for sale	1,408	—
Loans, net of allowance for loan loss of $25,342 and $23,693 at June 30, 2019 and December 31, 2018, respectively	2,616,947	2,423,130
Premises and equipment, net of accumulated depreciation of $31,388 and $29,867 at June 30, 2019 and December 31, 2018, respectively	51,346	51,622
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $15,372 and $14,915 at June 30, 2019 and December 31, 2018, respectively	5,318	5,775
Bank-owned life insurance	71,021	71,525
Operating lease right-to-use asset	12,355	—
Deferred tax asset, net	6,430	7,201
Other assets	15,432	13,833
Total assets	$3,379,506	$3,279,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,201,287	$1,183,058
Interest-bearing deposits	1,537,620	1,583,224
Total deposits	2,738,907	2,766,282
Repurchase agreements	805	2,498
Federal Home Loan Bank advances	90,000	—
Junior subordinated debt	—	1,571
Operating lease liabilities	14,806	—
Other liabilities	21,830	21,120
Total liabilities	2,866,348	2,791,471
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,780,135 and 25,777,693 shares issued at June 30, 2019 and December 31, 2018, 24,922,669 and 24,907,421 shares outstanding at June 30, 2019 and December 31, 2018, respectively	258	258
Additional paid-in capital	345,495	344,497
Retained earnings	180,401	160,626
Treasury stock, at cost, 857,466 and 870,272 shares held at June 30, 2019 and December 31, 2018, respectively	(14,564)	(14,781)
Accumulated other comprehensive gain (loss), net of tax of $417 and ($791) at June 30, 2019 and December 31, 2018, respectively	1,568	(2,975)
Total shareholders’ equity	513,158	487,625
Total liabilities and shareholders’ equity	$3,379,506	$3,279,096

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$35,608	$30,493	$69,401	$58,955
Securities	1,519	1,507	3,076	2,943
Federal Funds and other interest-earning assets	1,359	936	2,842	1,930
Equity investments	163	191	315	384
Total interest income	38,649	33,127	75,634	64,212
Interest expense
Deposits	3,822	2,126	7,406	4,074
Federal Home Loan Bank advances and repurchase agreements	524	13	589	14
Note payable and junior subordinated debt	4	112	12	209
Total interest expense	4,350	2,251	8,007	4,297
Net interest income	34,299	30,876	67,627	59,915
Provision for loan losses	807	690	1,954	1,555
Net interest income after provision for loan losses	33,492	30,186	65,673	58,360
Noninterest income
Deposit account service charges	1,657	1,497	3,286	2,975
Net gain on sale of assets	69	210	157	340
Card interchange fees	941	971	1,805	1,898
Earnings on bank-owned life insurance	3,721	465	4,151	916
Other	915	363	1,397	738
Total noninterest income	7,303	3,506	10,796	6,867
Noninterest expense
Salaries and employee benefits	14,185	12,496	28,007	25,191
Net occupancy expense	2,338	2,433	4,605	4,698
Regulatory fees	446	513	910	1,058
Data processing	661	666	1,375	1,349
Software	425	403	865	768
Printing, stationery and office	327	303	680	567
Amortization of intangibles	225	248	457	503
Professional and director fees	2,282	686	4,373	1,605
Correspondent bank and customer related transaction expenses	66	68	131	135
Loan processing costs	124	75	219	193
Advertising, marketing and business development	532	475	972	981
Repossessed real estate and other asset expense	—	5	—	62
Security and protection expense	367	311	690	613
Telephone and communications	456	394	834	780
Other expenses	969	936	1,870	1,793
Total noninterest expense	23,403	20,012	45,988	40,296
Net income before income tax expense	17,392	13,680	30,481	24,931
Income tax expense	3,077	2,638	5,676	4,777
Net income	$14,315	$11,042	$24,805	$20,154
Earnings per common share
Basic	$0.57	$0.44	$1.00	$0.81
Diluted	$0.57	$0.44	$0.99	$0.81

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,315	$11,042	$24,805	$20,154
Change in unrealized gains (losses) on securities available for sale arising during the period, net	2,721	(961)	5,747	(4,626)
Reclassification adjustments for net realized gains included in net income	—	—	3	—
Change in related deferred income tax	(571)	201	(1,207)	971
Other comprehensive income (loss), net of tax	2,150	(760)	4,543	(3,655)
Total comprehensive income	$16,465	$10,282	$29,348	$16,499

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Six Months Ended June 30, 2018:
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	20,154	—	—	—	20,154
Dividends on common stock, $0.10 per share	—	—	—	(2,507)	—	—	—	(2,507)
Exercise of stock options	—	—	(181)	—	25,400	431	—	250
Stock-based compensation expense	—	—	739	—	—	—	—	739
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,655)	(3,655)
Balance at June 30, 2018	25,731,504	$257	$343,807	$136,000	(872,872)	$(14,825)	$(4,044)	$461,195

Six Months Ended June 30, 2019:
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	24,805	—	—	—	24,805
Dividends on common stock, $0.20 per share	—	—	—	(5,030)	—	—	—	(5,030)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,442	—	(19)	—	—	—	—	(19)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(95)	—	12,806	217	—	122
Stock-based compensation expense	—	—	1,112	—	—	—	—	1,112
Other comprehensive income, net of tax	—	—	—	—	—	—	4,543	4,543
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Three Months Ended June 30, 2018:
Balance at March 31, 2018	25,731,504	$257	$343,641	$126,213	(898,272)	$(15,256)	$(3,284)	$451,571
Net income	—	—	—	11,042	—	—	—	11,042
Dividends on common stock, $0.05 per share	—	—	—	(1,255)	—	—	—	(1,255)
Exercise of stock options	—	—	(181)	—	25,400	431	—	250
Stock-based compensation expense	—	—	347	—	—	—	—	347
Other comprehensive loss, net of tax	—	—	—	—	—	—	(760)	(760)
Balance at June 30, 2018	25,731,504	$257	$343,807	$136,000	(872,872)	$(14,825)	$(4,044)	$461,195

Three Months Ended June 30, 2019:
Balance at March 31, 2019	25,777,904	$258	$344,971	$168,603	(859,428)	$(14,597)	$(582)	$498,653
Net income	—	—	—	14,315	—	—	—	14,315
Dividends on common stock, $0.10 per share	—	—	—	(2,517)	—	—	—	(2,517)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,231	—	(17)	—	—	—	—	(17)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(26)	—	1,962	33	—	7
Stock-based compensation expense	—	—	567	—	—	—	—	567
Other comprehensive income, net of tax	—	—	—	—	—	—	2,150	2,150
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$24,805	$20,154
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for loan losses	1,954	1,555
Depreciation	1,635	1,652
Amortization of intangibles	457	503
Amortization of premiums on securities	534	574
Amortization of lease right-to-use assets	659	—
Accretion of lease liabilities	262	—
Earnings on bank-owned life insurance	(4,151)	(916)
Stock-based compensation expense	1,112	739
Deferred income tax provision	(436)	171
Net realized gains on sales of debt securities	(16)	(12)
Net gains on sales of assets	(157)	(340)
Change in operating assets and liabilities:
Loans held for sale	(1,325)	1,095
Other assets	(1,382)	1,055
Operating lease liabilities	(907)	—
Other liabilities	1,553	(4,824)
Total adjustments	(208)	1,252
Net cash provided by operating activities	24,597	21,406
Cash flows from investing activities:
Purchases of securities	(312,001)	(175,549)
Proceeds from sales, calls and maturities of securities	303,056	154,050
Principal repayments of securities	11,540	10,397
Net increase in loans	(226,513)	(109,272)
Sales of loan participations	30,330	35,000
Purchases of loan participations	(1,256)	(20,446)
Net contributions to equity investments	(5,896)	(2,812)
Net decrease (increase) in time deposits in other banks	—	400
Proceeds from sales of U.S. Small Business Administration loans	1,706	1,534
Redemption (purchases) of bank-owned life insurance	4,655	(1,700)
Proceeds from sales of repossessed real estate and other assets	45	719
Net sales (purchases) of premises and equipment	(1,391)	(653)
Proceeds from insurance claims	108	—
Net cash used in investing activities	(195,617)	(108,332)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	18,229	4,366
Net increase (decrease) in interest-bearing deposits	(45,604)	(46,064)
Net increase (decrease) in securities sold under agreements to repurchase	(1,693)	(77)
Proceeds from exercise of stock options	122	250
Payments to tax authorities for stock-based compensation	(19)	—
Net increase in Federal Home Loan Bank advances	90,000	50,000
Redemption of trust preferred securities	(1,571)	—
Dividends paid on common stock	(3,738)	(2,483)
Net cash provided by financing activities	55,726	5,992
Net decrease in cash, cash equivalents and restricted cash	(115,294)	(80,934)
Cash, cash equivalents and restricted cash, beginning	382,070	326,199
Cash, cash equivalents and restricted cash, ending	$266,776	$245,265

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2019 and December 31, 2018, consolidated results of operations and consolidated shareholders’ equity for the three and six months ended June 30, 2019 and 2018 and consolidated cash flows for the six months ended June 30, 2019 and 2018.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included within the Company’s Annual Report on Form 10-K.

Reclassification— Within interest income, equity investment income for 2018 has been reclassified from federal funds and other interest-earning assets to a separate line and within interest expense, repurchase agreements and FHLB advance expense have been combined and notes payable and junior subordinated debt have also been combined. On the December 31, 2018 balance sheet, repossessed real estate and other assets were combined with other assets. These reclassifications were made to conform to the 2019 financial statement presentation in the consolidated statements of income and consolidated balance sheets.

Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company also elected to use hindsight in determining lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $13.2 million, which represented the Company’s right to use, or control the use of, a specified assets for their lease terms, and the Company recorded lease liabilities totaling $15.5 million, which represented the Company’s liability to make lease payments under these leases. Accrued lease obligations and lease incentive liabilities totaling $2.3 million that were in other liabilities at December 31, 2018 were reversed as part of the adoption during the first quarter of 2019. The ASU 2016-02 standard applied to all leases existing at the date of initial  adoption. The Company’s financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 16.

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

The Company is in the process of evaluating the potential impact of ASU 2016-13 on the consolidated financial statements.  We have developed a functional working group, with the assistance of an outside consultant, that is comprised of individuals from various areas including credit, risk management, and accounting, among others.  We are currently working through our implementation plan related to the assessment and documentation of the methodology to be utilized, the processes and internal controls related to the estimation process, model development and validation, as well as system configuration.  Existing technology is being adapted to conform to the requirements of ASU 2016-13 and we are in the process of implementing a third-party vendor solution to assist in the application of ASU 2016-13.  The adoption of ASU 2016-13 will require changes to the Company’s accounting policies and disclosures for credit losses on financial instruments. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an incurred loss estimate to an expected loss estimate.  The Company is continuing to evaluate the impact of this pronouncement on the allowance for credit losses and related future provisions as we progress with our implementation plan.

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $19.7 million and $18.5 million at June 30, 2019 and December 31, 2018, respectively. Additionally, as of June 30, 2019 and December 31, 2018, the Company had $2.2 million and $1.6 million, respectively, in cash collateral for interest rate swap transactions.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for taxes	$4,323	$3,928
Cash paid for interest	7,789	4,249

Supplemental disclosures of non-cash flow information:
Dividends accrued	1,292	33
Operating lease right-to-use asset obtained in exchange for lease liabilities	13,208	—
Repossessed real estate and other assets	77	137

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019
Securities available for sale:
State and municipal securities	$54,792	$1,447	$(72)	$56,167
U.S. agency securities:
Debt securities	17,316	5	(45)	17,276
Collateralized mortgage obligations	63,198	437	(99)	63,536
Mortgage-backed securities	94,139	886	(563)	94,462
Other securities	1,142	—	(12)	1,130
Total	$230,587	$2,775	$(791)	$232,571
Securities held to maturity:
Mortgage-backed securities	$30	$1	$—	$31

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
June 30, 2019
Amounts maturing in:
1 year or less	$3,380	$3,381	$—	$—
1 year through 5 years	20,392	20,390	—	—
5 years through 10 years	13,993	14,247	—	—
After 10 years	192,822	194,553	30	31
	$230,587	$232,571	$30	$31
December 31, 2018
Amounts maturing in:
1 year or less	$3,224	$3,188	$—	$—
1 year through 5 years	22,784	22,370	—	—
5 years through 10 years	13,127	13,062	—	—
After 10 years	194,564	191,313	31	32
	$233,699	$229,933	$31	$32

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $358,000 were sold in the six months ended June 30, 2019. There were no securities sold in the six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, securities with a carrying amount of approximately $53.1 million and $49.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 74 securities at June 30, 2019 and 100 securities at December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities the Company holds are impaired due to reasons of credit quality and believes the unrealized losses detailed in the tables below are temporary. No impairment loss has been recorded in the Company’s condensed consolidated statements of income for the six months ended June 30, 2019 and 2018.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2019
Securities available for sale:
State and municipal securities	$421	$(5)	$5,080	$(67)
U.S. agency securities:
Debt securities	—	—	12,755	(45)
Collateralized mortgage obligations	1,725	(5)	12,913	(94)
Mortgage-backed securities	2	—	50,461	(563)
Other securities	—	—	1,130	(12)
	$2,148	$(10)	$82,339	$(781)
December 31, 2018
Securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Other securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	6,740	1,250
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	2,770	2,364
	$18,922	$13,026

Banks that are members of the Federal Home Loan Bank System, or FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. Banks that are members of the Federal Reserve System are required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank Stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted, and they lack a market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment. The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost. At June 30, 2019 and December 31, 2018, the Company had $2.6 million and $3.0 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of that investment. There were no such qualitative indicators as of June 30, 2019.

NOTE 4: LOANS

Loans by loan class as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Commercial and industrial	$540,084	20.4%	$519,779	21.2%
Real estate:
Commercial real estate	854,513	32.2%	795,733	32.4%
Construction and development	559,672	21.1%	515,533	21.0%
1-4 family residential	281,525	10.6%	282,011	11.5%
Multi-family residential	298,887	11.3%	221,194	9.0%
Consumer	39,803	1.5%	39,421	1.6%
Agriculture	9,923	0.4%	11,076	0.5%
Other	65,471	2.5%	68,382	2.8%
Total gross loans	2,649,878	100.0%	2,453,129	100.0%
Less deferred loan fees and unearned discounts	(6,181)		(6,306)
Less allowance for loan loss	(25,342)		(23,693)
Less loans held for sale	(1,408)		—
Loans, net	$2,616,947		$2,423,130

Accrued interest receivable for loans is $7.8 million and $6.8 million at June 30, 2019 and December 31, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the six months ending June 30, 2019 and 2018, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
June 30, 2019
Commercial real estate	$1,256	$30,330

June 30, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	13,446	35,000
	$20,446	$35,000

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the six months ended June 30, 2019 and 2018 totaled $1.7 million and $1.5 million respectively.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial and industrial	$1,795	$1,317
Real estate:
Commercial real estate	850	1,517
1-4 family residential	624	656
Total	$3,269	$3,490

Interest income that would have been earned under the original terms of the nonaccrual loans was $87,000 and $139,000 for the six months ended June 30, 2019 and 2018, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
June 30, 2019
Commercial and industrial	$327	$323	$1,121	$1,771	$538,313	$540,084	$—
Real estate:
Commercial real estate	479	47	690	1,216	853,297	854,513	—
Construction and development	106	—	—	106	559,566	559,672	—
1-4 family residential	254	37	6	297	281,228	281,525	—
Multi-family residential	—	—	—	—	298,887	298,887	—
Consumer	—	—	—	—	39,803	39,803	—
Agriculture	—	—	—	—	9,923	9,923	—
Other	—	—	9	9	65,462	65,471	9
Total loans	$1,166	$407	$1,826	$3,399	$2,646,479	$2,649,878	$9

December 31, 2018
Commercial and industrial	$178	$881	$154	$1,213	$518,566	$519,779	$—
Real estate:
Commercial real estate	68	1,089	605	1,762	793,971	795,733	—
Construction and development	359	4,204	—	4,563	510,970	515,533	—
1-4 family residential	395	111	36	542	281,469	282,011	—
Multi-family residential	—	—	—	—	221,194	221,194	—
Consumer	28	—	—	28	39,393	39,421	—
Agriculture	—	—	—	—	11,076	11,076	—
Other	—	—	—	—	68,382	68,382	—
Total loans	$1,028	$6,285	$795	$8,108	$2,445,021	$2,453,129	$—

Loans restructured due to the borrower’s financial difficulties during the six months ended June 30, 2019 and 2018, which remained outstanding at the end of that period were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2019
Commercial and industrial	1	$163	$—	$—	$—	$163
1-4 family residential	1	115	—	—	—	115
Total	2	$278	$—	$—	$—	$278

June 30, 2018
Commercial and industrial	4	$986	$936	$—	$50	$—
Commercial real estate	4	2,399	2,399	—	—	—
Total	8	$3,385	$3,335	$—	$50	$—

The recorded investment in troubled debt restructurings was $8.5 million and $11.4 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, $1.9 million and $1.8 million of restructured loans were nonaccrual loans and $6.6 million and $9.6 million of restructured loans were accruing interest as of those periods. At June 30, 2019 and December 31, 2018, the Company had an outstanding commitment to potentially fund $4.2 million and $2.1 million, respectively, on a line of credit restructured prior to 2018.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses segregated by loan class for the periods indicated in the tables below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for loan loss	257	637	281	(35)	667	143	11	(7)	1,954
Charge-offs	(425)	—	—	(12)	—	(87)	—	(43)	(567)
Recoveries	241	4	—	2	—	15	—	—	262
Net (charge-offs) recoveries	(184)	4	—	(10)	—	(72)	—	(43)	(305)
Ending balance	$7,792	$7,371	$4,579	$2,236	$2,178	$458	$73	$655	$25,342
Period-end amount allocated to:
Specific reserve	$699	$29	$—	$46	$—	$22	$—	$—	$796
General reserve	7,093	7,342	4,579	2,190	2,178	436	73	655	24,546
Total	$7,792	$7,371	$4,579	$2,236	$2,178	$458	$73	$655	$25,342

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	989	547	(147)	80	60	(92)	(2)	120	1,555
Charge-offs	(861)	—	—	(4)	—	—	—	—	(865)
Recoveries	263	8	—	2	—	5	—	—	278
Net (charge-offs) recoveries	(598)	8	—	(2)	—	5	—	—	(587)
Ending balance	$7,648	$10,930	$3,335	$1,404	$1,479	$479	$66	$405	$25,746
Period-end amount allocated to:
Specific reserve	$814	$12	$—	$94	$—	$—	$—	$—	$920
General reserve	6,834	10,918	3,335	1,310	1,479	479	66	405	24,826
Total	$7,648	$10,930	$3,335	$1,404	$1,479	$479	$66	$405	$25,746

The allowance for loan losses by loan category as of the periods indicated was as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,792	30.8%	$7,719	32.6%
Real estate:
Commercial real estate	7,371	29.1%	6,730	28.4%
Construction and development	4,579	18.1%	4,298	18.1%
1-4 family residential	2,236	8.8%	2,281	9.6%
Multi-family residential	2,178	8.6%	1,511	6.4%
Consumer	458	1.8%	387	1.6%
Agricultural	73	0.2%	62	0.3%
Other	655	2.6%	705	3.0%
Total allowance for loan losses	$25,342	100.0%	$23,693	100.0%

Allocation of a portion of the allowance to one category of loans above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has a  reserve for loan losses on unfunded commitments of $378,000 recorded in other liabilities as of June 30, 2019 and December 31, 2018.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades as described below that are used as credit quality indicators.

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

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well‑defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are considered impaired and are individually evaluated for impairment.

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

The Company had no loans graded “loss” or “doubtful” at June 30, 2019 and December 31, 2018.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
June 30, 2019
Commercial and industrial	$525,614	$2,100	$12,370	$540,084
Real estate:
Commercial real estate	838,009	14,050	2,454	854,513
Construction and development	546,077	13,595	—	559,672
1-4 family residential	275,441	805	5,279	281,525
Multi-family residential	298,887	—	—	298,887
Consumer	39,552	—	251	39,803
Agriculture	9,842	50	31	9,923
Other	60,867	—	4,604	65,471
Total loans	$2,594,289	$30,600	$24,989	$2,649,878

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agriculture	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total loans	$2,404,521	$22,763	$25,845	$2,453,129

Loan Impairment Assessment

The recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
June 30, 2019
Commercial and industrial	$2,467	$1,463	$882	$2,345	$630	$3,613
Real estate:
Commercial real estate	2,385	1,650	581	2,231	29	2,650
1-4 family residential	4,189	2,254	1,799	4,053	46	4,069
Consumer	231	—	231	231	22	77
Other	4,603	3,361	1,242	4,603	69	6,658
Total loans	$13,875	$8,728	$4,735	$13,463	$796	$17,067

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2018
Commercial and industrial	$4,378	$3,642	$635	$4,277	$525	$5,771
Real estate:
Commercial real estate	4,128	3,374	596	3,970	44	6,135
Construction and development	—	—	—	—	—	139
1-4 family residential	4,551	2,612	1,824	4,436	89	4,597
Consumer	—	—	—	—	—	7
Other	6,814	5,572	1,241	6,813	100	7,841
Total loans	$19,871	$15,200	$4,296	$19,496	$758	$24,490

Interest income recognized on impaired loans was $359,000 and $540,000 for the six months ended June 30, 2019 and 2018, respectively.

The recorded investment in loans as of the dates shown below by loan class and based on the Company’s impairment methodology was as follows:

	June 30, 2019			December 31, 2018
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$2,345	$537,739	$540,084	$4,277	$515,502	$519,779
Real estate:
Commercial real estate	2,231	852,282	854,513	3,970	791,763	795,733
Construction and development	—	559,672	559,672	—	515,533	515,533
1-4 family residential	4,053	277,472	281,525	4,436	277,575	282,011
Multi-family residential	—	298,887	298,887	—	221,194	221,194
Consumer	231	39,572	39,803	—	39,421	39,421
Agriculture	—	9,923	9,923	—	11,076	11,076
Other	4,603	60,868	65,471	6,813	61,569	68,382
Total	$13,463	$2,636,415	$2,649,878	$19,496	$2,433,633	$2,453,129

At June 30, 2019 and December 31, 2018, the allowance allocated to specific reserves for loans individually evaluated for impairment was $796,000 and $758,000 respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$13,466	$13,466
Buildings and leasehold improvements	52,814	52,188
Furniture and equipment	15,637	15,426
Vehicles	236	232
Construction in progress	581	177
	82,734	81,489
Less accumulated depreciation	(31,388)	(29,867)
Premises and equipment, net	$51,346	$51,622

Depreciation expense was $1.6 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. A net loss of $32,000 for dispositions of premises and equipment for the six months ended June 30, 2019 was recognized and included in net gain on sale of assets in the condensed consolidated statements of income. There were no dispositions of premises and equipment in the six months ended June 30, 2018.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at June 30, 2019 and December 31, 2018 and there have been no changes in goodwill during the six months ended June 30, 2019 or the year ended December 31, 2018. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at June 30, 2019 or December 31, 2018.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
June 30, 2019
Other intangible assets, net
Core deposits	4.7 years	$13,750	$(12,781)	$969
Customer relationships	9.5 years	6,629	(2,430)	4,199
Servicing assets	12.6 years	311	(161)	150
Total other intangible assets, net		$20,690	$(15,372)	$5,318
December 31, 2018
Other intangible assets, net
Core deposits	5.2 years	$13,750	$(12,561)	$1,189
Customer relationships	10.0 years	6,629	(2,209)	4,420
Servicing assets	14.4 years	311	(145)	166
Total other intangible assets, net		$20,690	$(14,915)	$5,775

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$166	$209
Increase from loan sales	30	33
Decrease from serviced loans paid off or foreclosed	(30)	(23)
Amortization	(16)	(16)
Balance at end of period	$150	$203

NOTE 9: BANK OWNED LIFE INSURANCE

The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized in noninterest income upon the death of a covered employee, on receipt of a death notice or other verified evidence. During the six months ended June 30, 2019, the Company received proceeds in the amount of $4.7 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee, and the Company recorded a gain of $3.3 million.

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$71,525	$68,010
Purchases	—	1,700
Redemptions	(4,655)	—
Net change in cash surrender value	4,151	1,815
Balance at end of period	$71,021	$71,525

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Interest-bearing demand accounts	$351,326	$387,457
Money market accounts	717,883	737,770
Saving accounts	91,828	96,962
Certificates and other time deposits, $100,000 or greater	189,741	189,007
Certificates and other time deposits, less than $100,000	186,842	172,028
Total interest-bearing deposits	1,537,620	1,583,224
Noninterest-bearing deposits	1,201,287	1,183,058
Total deposits	$2,738,907	$2,766,282

At June 30, 2019 and December 31, 2018, the Company had $53.3 million and $51.5 million in deposits from public entities and brokered deposits of $122.4 million and $104.5 million, respectively. The Company had no major concentrations of deposits at June 30, 2019 or December 31, 2018 from any single or related groups of depositors.

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

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2019.

As of June 30, 2019, there were no outstanding borrowings on the Line of Credit and the Company has not drawn on this line since the Company entered into the Amended Agreement.

Additional Lines of Credit

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by certain loans. As of June 30, 2019 and December 31, 2018, total borrowing capacity of $875.7 million and $919.9 million, respectively, was available under this arrangement. During the first and second quarter of 2019 and the second and third quarter of 2018, the Company borrowed under this agreement on a short-term basis. As of June 30, 2019, $90.0 million of FHLB advances were outstanding and they matured in less than thirty days from June 30, 2019. At December 31, 2018, there were no outstanding FHLB advances. The average outstanding balance for FHLB advances for the six months ended June 30, 2019 and 2018 was $46.6 million and $1.1 million, respectively. The weighted-average rate for the six months ended June 30, 2019 and 2018 was 2.54% and 2.19%, respectively.

As of June 30, 2019 and December 31, 2018, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of June 30, 2019 or December 31, 2018.

NOTE 12: JUNIOR SUBORDINATED DEBT

Prior to being acquired in 2007 by the Company, County Bancshares, Inc. received proceeds of junior subordinated debt held by a trust funded by common securities, all of which were purchased by County Bancshares, Inc. and trust preferred securities in the amount of $5.5 million that were held by other investors. Funds raised by the trust totaling $5.7 million were loaned to County Bancshares, Inc. in the form of junior subordinated debt. This debt was transferred to the Company at the date of acquisition. In 2015, the Company purchased $4.1 million of the outstanding preferred securities, reducing the outstanding preferred securities to $1.6 million.

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

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $172.2 million and $169.0 million in loans to related parties at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At June 30, 2019 and December 31, 2018, the Company had approximately $53.9 million and $55.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $229.8 million and $311.2 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 14: FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In estimating fair value, the Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques refer to the assumptions used in pricing the asset or liability. Valuation inputs are categorized in a three-level hierarchy, that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

 Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs—Other observable inputs that may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable for the asset or liability such as interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates or inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs—Unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale:  Securities classified as available for sale are recorded at fair value. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies for reasonableness. The other securities in the table below are mutual funds and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Fair value of financial assets:
Level 1 inputs: securities available for sale - other securities	$1,130	$1,088
Level 2 inputs:
Securities available for sale
State and municipal securities	56,167	57,691
U.S. Agency Securities:
Debt securities	17,276	16,881
Collateralized mortgage obligations	63,536	65,414
Mortgage-backed securities	94,462	88,859
Interest rate swaps	2,568	962
Total fair value of financial assets	$235,139	$230,895
Fair value of financial liabilities:
Level 2 inputs: interest rate swaps	$2,568	$962
Total fair value of financial liabilities	$2,568	$962

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	June 30, 2019			December 31, 2018
	Recorded			Recorded
	Investment	Related		Investment	Related
(Dollars in thousands)	with Allowance	Allowance	Net	with Allowance	Allowance	Net
Level 3 inputs
Impaired loans:
Commercial and industrial	$882	$630	$252	$635	$525	$110
Commercial real estate	581	29	552	596	44	552
1-4 family residential	1,799	46	1,753	1,824	89	1,735
Consumer	231	22	209	—	—	—
Other	1,242	69	1,173	1,241	100	1,141
Total impaired loans	$4,735	$796	$3,939	$4,296	$758	$3,538

Non-Financial Assets and Non-Financial Liabilities Measured on a Non-recurring Basis

The fair value portion of non-financial assets or non-financial liabilities is measured on a non-recurring basis  in certain circumstances, such as when there is evidence of impairment and may be subject to impairment adjustments. The Company’s non-financial assets whose fair value may be measured on a non-recurring basis include repossessed real estate, other foreclosed assets, goodwill and intangible assets, among other assets. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the six months ended June 30, 2019 and during 2018. The fair value of repossessed real estate and other foreclosed assets is estimated using Level 2 inputs and, as of the dates shown below, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$36	$13
Charge-offs recognized in the allowance for loan losses	—	(1)
Fair value	$36	$12

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	June 30, 2019		December 31, 2018
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$55,213	$55,213	$54,450	$54,450
Interest bearing deposits in banks	211,563	211,563	327,620	327,620
Level 2 inputs:
Securities held to maturity	31	30	32	31
Bank-owned life insurance	71,021	71,021	71,525	71,525
Accrued interest receivable	9,068	9,068	8,227	8,227
Servicing asset	150	150	166	166
Level 3 inputs:
Loans, including held for sale, net	2,646,207	2,618,355	2,432,753	2,423,130
Equity investments	18,922	18,922	13,026	13,026
Total financial assets	$3,012,175	$2,984,322	$2,907,799	$2,898,175
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,201,287	$1,201,287	$1,183,058	$1,183,058
Level 2 inputs:
Interest-bearing deposits	1,513,498	1,537,620	1,522,366	1,583,224
Repurchase agreements	803	805	2,498	2,498
Federal Home Loan Bank advances	89,879	90,000	—	—
Junior subordinated debt	—	—	1,571	1,571
Accrued interest payable	864	864	653	653
Total financial liabilities	$2,806,331	$2,830,576	$2,710,146	$2,771,004

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2019 and December 31, 2018, no such deterioration was determined by management.

At June 30, 2019 and December 31, 2018, the Company had 19 and 13 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Interest rates on the Company’s swap agreements are based on the London Interbank Offered Rate of the U.S. Dollar deposits in Europe, or LIBOR. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
June 30, 2019
Interest rate swaps with customers	Other Assets	$60,887	$2,505	4.40% - 7.25%	LIBOR 1M + 2.50% - 3.25%	6.51
Interest rate swaps with financial institution	Other Assets	6,184	63	4.00%	LIBOR 1M + 2.50%	7.22
Interest rate swaps with customers	Other Liabilities	6,184	(63)	4.00%	LIBOR 1M + 2.50%	7.22
Interest rate swaps with financial institution	Other Liabilities	60,887	(2,505)	4.40% - 7.25%	LIBOR 1M + 2.50% - 3.25%	6.51
Total derivatives		$134,142	$—

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2018
Interest rate swaps with customers	Other Assets	$8,901	$169	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Interest rate swaps with financial institution	Other Assets	32,923	793	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with customers	Other Liabilities	32,923	(793)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with financial institution	Other Liabilities	8,901	(169)	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Total derivatives		$83,648	$—

NOTE 16: OPERATING LEASES

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019 and the Company’s leases within scope were operating leases of office space, stand-alone buildings and land. The Company’s leases have no variable costs. Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and at June 30, 2019, totaled $12.4 million. Lease liabilities represent the Company’s liability to make lease payments under these leases, on a discounted basis and at June 30, 2019, totaled $14.8 million. The weighted-average discount rate for the six months ended June 30, 2019 was 3.58%. The weighted-average remaining lease term for operating leases outstanding at June 30, 2019 was 11.7 years. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $907,000.

Lease costs for the period shown below were as follows:

For the Six
Months Ended
(Dollars in thousands)	June 30, 2019
Operating lease cost	$921
Short-term lease cost	42
Sublease income	(92)
Total lease cost	$871

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	June 30, 2019
2019	$1,988
2020	2,081
2021	2,186
2022	2,214
2023	1,974
Thereafter	9,941
Total undiscounted lease liability	20,384
Less: Discount on cash flows	(5,578)
Total operating lease liability	$14,806

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, variable interest rate	$678,314	$726,277
Commitments to extend credit, fixed interest rate	128,884	105,359
	$807,198	$831,636
Standby letters of credit	$28,057	$31,729

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to the Company’s customers.

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

The Company’s revenue-generating activities that are within the scope of ASC 606 are included in noninterest income in the condensed consolidated income statements. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged at a point in time based on activity.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Deposit account service charges	$1,657	$1,497	$3,286	$2,975
Net gain on sale of assets	69	210	157	340
Card interchange fees	941	971	1,805	1,898
Other noninterest income	915	363	1,397	738

NOTE 19: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution and may make additional contributions. For the six months ended June 30, 2019 and 2018, the Company contributed $1.1 million and $1.1 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At June 30, 2019 and December 31, 2018, the amount payable, including interest, for this deferred plan was approximately $2.6 million and $2.5 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $378,000 and $421,000 at June 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $328,000 and $219,000 at June 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will  continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if the Company terminates the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees will be entitled to an aggregate amount estimated to be $4.4 million at June 30, 2019 and December 31, 2018, in accordance to the terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At June 30, 2019, 961,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At June 30, 2019, 316,216 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Six Months Ended June 30,
	2019		2018
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	232,322	$16.66	260,322	$16.00
Granted	—	—	—	—
Exercised	(14,844)	12.62	(25,400)	9.85
Forfeited	(2,000)	18.25	—	—
Outstanding at end of period	215,478	16.93	234,922	16.67

A summary of stock options as of the dates shown below was as follows:

	June 30, 2019
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	145,279	70,199	215,478
Weighted-average exercise price per share	$15.43	$20.03	$16.93
Aggregate intrinsic value (in thousands)	$1,847	$569	$2,416
Weighted-average remaining contractual term (years)	5.2	7.5	6.0

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2017	212,580	$26.71	—	$—
Granted	18,500	29.71	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2018	231,080	$26.95	—	$—

Outstanding at December 31, 2018	181,773	27.05	24,000	34.46
Granted	35,687	32.26	—	—
Vested	(3,100)	29.69	—	—
Forfeited	(3,207)	29.98	—	—
Outstanding at June 30, 2019	211,153	$27.85	24,000	$34.46

A summary of restricted stock as of the dates shown below was as follows:

	June 30, 2019
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	211,153	24,000
Weighted-average grant date fair value per share	$27.85	$34.46
Aggregate fair value (in thousands)	$5,942	$675
Weighted-average remaining vesting period (years)	3.1	2.6

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock options exercised and restricted stock vested, shares withheld and shares issued were as follows:

	Three Months Ended June 30, 2019
	Exercised/Vested	Shares Withheld	Shares Issued
Stock Options	4,000	(2,038)	1,962
Restricted Stock	2,800	(569)	2,231
	Six Months Ended June 30, 2019
	Exercised/Vested	Shares Withheld	Shares Issued
Stock Options	14,844	(2,038)	12,806
Restricted Stock	3,100	(658)	2,442

There were no shares withheld for options exercised or restricted stock vested in the six months ended June 30, 2018.

For the three and six months ended June 30, 2019 and 2018, stock compensation expense was $567,000, $347,000, $1.1 million and $739,000, respectively. As of June 30, 2019, there was approximately $5.9 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 3.0 years.

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

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of June 30, 2019 and December 31, 2018, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 426,397	14.71%	$ 130,469	4.50%	$ 202,951	7.00%	N/A	N/A
Bank Only	$ 385,087	13.28%	$ 130,459	4.50%	$ 202,936	7.00%	$ 188,440	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 426,397	14.71%	$ 173,958	6.00%	$ 246,441	8.50%	N/A	N/A
Bank Only	$ 385,087	13.28%	$ 173,945	6.00%	$ 246,422	8.50%	$ 231,927	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 452,117	15.59%	$ 231,945	8.00%	$ 304,427	10.50%	N/A	N/A
Bank Only	$ 410,807	14.17%	$ 231,927	8.00%	$ 304,404	10.50%	$ 289,908	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 426,397	13.12%	$ 129,974	4.00%	$ 129,974	4.00%	N/A	N/A
Bank Only	$ 385,087	11.85%	$ 129,953	4.00%	$ 129,953	4.00%	$ 162,441	5.00%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.71%	$ 123,885	4.50%	$ 192,710	7.00%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 123,877	4.50%	$ 192,697	7.00%	$ 178,933	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.76%	$ 165,180	6.00%	$ 234,005	8.50%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 165,169	6.00%	$ 233,989	8.50%	$ 220,225	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.63%	$ 220,240	8.00%	$ 289,065	10.50%	N/A	N/A
Bank Only	$ 387,211	14.07%	$ 220,225	8.00%	$ 289,046	10.50%	$ 275,282	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.74%	$ 127,350	4.00%	$ 127,350	4.00%	N/A	N/A
Bank Only	$ 363,140	11.41%	$ 127,350	4.00%	$ 127,350	4.00%	$ 159,188	5.00%

NOTE 22: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income tax expense	$ 3,077	$ 2,638	$ 5,676	$ 4,777
Effective tax rate	17.69%	19.28%	18.62%	19.16%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank‑owned life insurance related earnings.

NOTE 23: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income for common shareholders	$14,315	$11,042	$24,805	$20,154
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,921	24,858	24,916	24,845
Dilutive effect of outstanding stock options and unvested restricted stock awards	121	139	131	132
Diluted weighted-average shares outstanding	25,042	24,997	25,047	24,977
Earnings per share:
Basic	$0.57	$0.44	$1.00	$0.81
Diluted	$0.57	$0.44	$0.99	$0.81

NOTE 24: SUBSEQUENT EVENT

The Company has evaluated subsequent events as of the date these condensed consolidated financial statements were made available and determined there has been no material items that required recognition or disclosure.

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

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation, and its consolidated subsidiary. All references in this Quarterly Report on Form 10-Q to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, our wholly‑owned bank subsidiary.

Overview

We operate through one segment, community banking. Our primary source of funds is deposits and our primary use of funds is loans. Most of our revenue is generated from interest on loans and investments. We incur interest expense on deposits and other borrowed funds as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings. Changes in market interest rates and the interest rates we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as in the volume and types of interest‑earning asset and interest‑bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

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

The Bank is the subject of an investigation by the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of the Treasury regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of this report, and the Bank expects to continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

Results of Operations

Net income for the three and six months ended June 30, 2019 increased 29.6% and 23.1%, respectively, compared to the three and six months ended June 30, 2018. These increases are primarily due to increased net interest income and noninterest income, partially offset by higher noninterest expense. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands, except per share data and percentages)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Interest income	$38,649	$33,127	$5,522	16.7%	$75,634	$64,212	$11,422	17.8%
Interest expense	4,350	2,251	2,099	93.2%	8,007	4,297	3,710	86.3%
Net interest income	34,299	30,876	3,423	11.1%	67,627	59,915	7,712	12.9%
Provision for loan losses	807	690	117	17.0%	1,954	1,555	399	25.7%
Noninterest income	7,303	3,506	3,797	108.3%	10,796	6,867	3,929	57.2%
Noninterest expense	23,403	20,012	3,391	16.9%	45,988	40,296	5,692	14.1%
Income before income taxes	17,392	13,680	3,712	27.1%	30,481	24,931	5,550	22.3%
Income tax expense	3,077	2,638	439	16.6%	5,676	4,777	899	18.8%
Net income	$14,315	$11,042	$3,273	29.6%	$24,805	$20,154	$4,651	23.1%
Earnings per share - basic	$0.57	0.44			$1.00	$0.81
Earnings per share - diluted	$0.57	0.44			$0.99	$0.81
Dividends declared per share	$0.10	0.05			$0.20	$0.10
Dividend payout ratio	17.58%	11.37%			20.28%	12.44%
Return on average assets (1)	1.72%	1.44%			1.52%	1.32%
Return on average shareholders' equity (1)	11.30%	9.66%			9.97%	8.94%
Efficiency ratio (2)	56.25%	58.20%			58.64%	60.34%

(1)	Annualized.
(2)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Net Interest Income for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Net interest income for the six months ended June 30, 2019 was $67.6 million, compared to $59.9 million for six months ended June 30, 2018, an increase of $7.7 million, or 12.9%. The increase in net interest income in the six months of 2019, compared to the six months of 2018 was primarily due to higher average loans, higher average yields on loans and higher average yields on federal funds sold and other interest-earning assets, partially offset by the impact of average higher rates on interest-bearing deposits. Average loans increased in the first six months of 2019 due to organic growth and the increase in average loan yields reflects rates in the market. The increase in average rates on interest-bearing deposits in the first six months of 2019 was mainly due to competitive stress on rates primarily for certificates of deposit and money market accounts. Although rates have increased on the Company’s interest-bearing deposits, they remain a low cost source of funds compared to other sources such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets
Interest-earnings assets:
Total loans (2)	$2,546,610	$69,401	5.50%	$2,347,512	$58,955	5.06%
Securities	232,499	3,076	2.67%	226,008	2,943	2.63%
Federal funds sold and other interest-earning assets	229,405	2,842	2.50%	227,172	1,930	1.71%
Equity investments	13,537	315	4.69%	14,763	384	5.26%
Total interest-earning assets	3,022,051	$75,634	5.05%	2,815,455	$64,212	4.60%
Allowance for loan losses	(24,426)			(25,131)
Noninterest-earnings assets	301,065			287,764
Total assets	$3,298,690			$3,078,088
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,529,283	$7,406	0.98%	$1,484,777	$4,074	0.55%
FHLB advances and repurchase agreements	47,939	589	2.48%	2,585	14	1.09%
Note payable and junior subordinated debt	—	12	—	10,826	209	3.89%
Total interest-bearing liabilities	1,577,222	$8,007	1.02%	1,498,188	$4,297	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,185,919			1,104,451
Other liabilities	33,764			20,801
Total noninterest-bearing liabilities	1,219,683			1,125,252
Shareholders’ equity	501,785			454,648
Total liabilities and shareholders’ equity	$3,298,690			$3,078,088
Net interest income		$67,627			$59,915
Net interest spread (3)			4.03%			4.02%
Net interest margin (4)			4.51%			4.29%
Net interest margin—tax equivalent (5)			4.55%			4.33%

(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(5)	Tax equivalent adjustments of $513,000 and $537,000 for the six months ended June 30, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

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

	Six Months Ended June 30, 2019, Compared to
	Six Months Ended June 30, 2018
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$5,000	$5,446	$10,446
Securities	85	48	133
Federal funds sold and other interest-earning assets	19	893	912
Equity investments	(32)	(37)	(69)
Total increase in interest income	5,072	6,350	11,422
Interest-bearing liabilities:
Interest-bearing deposits	122	3,210	3,332
FHLB advances and repurchase agreements	494	81	575
Note payable and junior subordinated debt	(197)	—	(197)
Total increase in interest expense	419	3,291	3,710
Increase in net interest income	$4,653	$3,059	$7,712

Net Interest Income for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

Net interest income for the three months ended June 30, 2019 was $34.3 million, compared to $30.9 million for three months ended June 30, 2018, an increase of $3.4 million, or 11.1%. The increase in net interest income between these periods was primarily due to higher average loans, higher average yields on loans and higher average yields on federal funds sold and other interest-earning assets, partially offset by the impact of average higher rates on interest-bearing deposits.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (2)	$2,591,928	$35,608	5.51%	$2,375,253	$30,493	5.15%
Securities	233,339	1,519	2.61%	228,262	1,507	2.65%
Federal funds sold and other interest-earning assets	219,639	1,359	2.48%	201,906	936	1.86%
Equity investments	15,218	163	4.32%	14,823	191	5.17%
Total interest-earning assets	3,060,124	$38,649	5.07%	2,820,244	$33,127	4.71%
Allowance for loan losses	(24,829)			(25,392)
Noninterest-earnings assets	299,234			288,416
Total assets	$3,334,529			$3,083,268
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,514,697	$3,822	1.01%	$1,478,016	$2,126	0.58%
FHLB advances and repurchase agreements	83,899	524	2.51%	3,738	13	1.39%
Note payable and junior subordinated debt	—	4	—	10,826	112	4.15%
Total interest-bearing liabilities	1,598,596	$4,350	1.09%	1,492,580	$2,251	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,194,645			1,111,736
Other liabilities	32,991			20,441
Total noninterest-bearing liabilities	1,227,636			1,132,177
Shareholders’ equity	508,297			458,511
Total liabilities and shareholders’ equity	$3,334,529			$3,083,268
Net interest income		$34,299			$30,876
Net interest spread (3)			3.98%			4.11%
Net interest margin (4)			4.50%			4.39%
Net interest margin—tax equivalent (5)			4.53%			4.43%

(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(5)	Tax equivalent adjustments of $258,000 and $267,000 for the three months ended June 30, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended June 30, 2019, Compared to
	Three Months Ended June 30, 2018
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$2,782	$2,333	$5,115
Securities	34	(22)	12
Federal funds sold and other interest-earning assets	82	341	423
Equity investments	5	(33)	(28)
Total increase in interest income	2,903	2,619	5,522
Interest-bearing liabilities:
Interest-bearing deposits	53	1,643	1,696
FHLB advances and repurchase agreements	441	70	511
Note payable and junior subordinated debt	(108)	—	(108)
Total increase in interest expense	386	1,713	2,099
Increase in net interest income	$2,517	$906	$3,423

Provision for Loan Losses

The provision for loan losses is an expense used to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. The provision for loan losses increased $399,000 to $2.0 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018, reflecting the increase in loans during those periods.

The provision for loan losses for the three months ended June 30, 2019 was $807,000 compared to $690,000 for the three months ended June 30, 2018. The increase in the provision for loan losses between these periods of $117,000 reflects the increase in loans during those periods.

Noninterest Income

For the three months and six months ended June 30, 2019, noninterest income increased $3.8 million and $3.9 million, respectively, compared to the three and six months ended June 30, 2018, primarily due to increased earnings on bank-owned life insurance. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Deposit account service charges	$1,657	$1,497	$160	10.7%	$3,286	$2,975	$311	10.5%
Net gain on sale of assets	69	210	(141)	(67.1%)	157	340	(183)	(53.8%)
Card interchange fees	941	971	(30)	(3.1%)	1,805	1,898	(93)	(4.9%)
Earnings on bank-owned life insurance	3,721	465	3,256	700.2%	4,151	916	3,235	353.2%
Other	915	363	552	152.1%	1,397	738	659	89.3%
Total noninterest income	$7,303	$3,506	$3,797	108.3%	$10,796	$6,867	$3,929	57.2%

Deposit Account Service Charges. Service charges on deposit accounts increased $160,000 and $311,000, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018, predominately due to an increase in non-sufficient and account analysis charges incurred by the Company’s deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans and other real estate owned, or OREO. Net gain on sale of assets decreased $141,000 and $183,000, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to lower gains on sales of loans held for sale during the 2019.

Earnings on bank-owned life insurance. The Company has purchased life insurance policies on certain employees, that are carried at their cash surrender value on the condensed consolidated balance sheet and changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $3.3 million and $3.2 million, respectively, during the three and six months ended June 30, 2019, compared to the same periods of 2018 due to nontaxable death benefit proceeds of $4.7 million received under bank-owned insurance policies. The Company recorded a gain of $3.3 million over the cash surrender value during the three and six months ended June 30, 2019.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and other fee income. Other noninterest income increased during the three and six months ended June 30, 2019, compared to the same periods of the prior year due to increased swap origination charges.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. For the three and six months ended June 30, 2019, compared to the same period of the prior year, noninterest expense increased primarily due to increased salaries and employee benefits and professional and director fees. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Salaries and employee benefits	$ 14,185	$ 12,496	$ 1,689	13.5%	$ 28,007	$ 25,191	$ 2,816	11.2%
Net occupancy expense	2,338	2,433	(95)	(3.9%)	4,605	4,698	(93)	(2.0%)
Regulatory fees	446	513	(67)	(13.1%)	910	1,058	(148)	(14.0%)
Data processing	661	666	(5)	(0.8%)	1,375	1,349	26	1.9%
Software	425	403	22	5.5%	865	768	97	12.6%
Printing, stationery and office	327	303	24	7.9%	680	567	113	19.9%
Amortization of intangibles	225	248	(23)	(9.3%)	457	503	(46)	(9.1%)
Professional and director fees	2,282	686	1,596	232.7%	4,373	1,605	2,768	172.5%
Correspondent bank and customer related expense	66	68	(2)	(2.9%)	131	135	(4)	(3.0%)
Loan processing	124	75	49	65.3%	219	193	26	13.5%
Advertising, marketing and business development	532	475	57	12.0%	972	981	(9)	(0.9%)
Repossessed real estate and other assets	—	5	(5)	(100.0%)	—	62	(62)	(100.0%)
Security and protection expense	367	311	56	18.0%	690	613	77	12.6%
Telephone and communications	456	394	62	15.7%	834	780	54	6.9%
Other expense	969	936	33	3.5%	1,870	1,793	77	4.3%
Total noninterest expense	$ 23,403	$ 20,012	$ 3,391	16.9%	$ 45,988	$ 40,296	$ 5,692	14.1%

Salaries and Employee Benefits. Salaries and benefits increased $1.7 million and $2.8 million in the three and six months ended June 30, 2019 as compared to the same periods in the prior year as a result of annual salary increases in 2019, increased headcount and increased stock compensation expense due to restricted stock grants.

Professional and Director Fees. Professional and director fees include legal, audit, loan review and consulting fees. The increase during the three and six months ended June 30, 2019, compared to the same periods in 2018 is primarily due to increased legal fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations. The Bank incurred legal fees of $1.4 million and $2.5 million in the three and six months ended June 30, 2019, respectively.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of  pre‑tax income, tax‑exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income tax expense	$ 3,077	$ 2,638	$ 5,676	$ 4,777
Effective tax rate	17.69%	19.28%	18.62%	19.16%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to the non-taxable gain related to bank‑owned life insurance.

Financial Condition

Total assets were $3.4 billion as of June 30, 2019, compared to $3.3 billion as of December 31, 2018, an increase of $100.4 million primarily due to an increase in loans of $193.8 million and a $12.4 million increase due to operating lease right-to-use assets, partially offset by a $115.3 million decrease in cash and cash equivalents. Total liabilities increased $74.9 million primarily due to a $90.0 million increase in FHLB advances and an increase of $14.8 million due to operating lease liabilities, partially offset by a $27.4 million decrease in deposits. Operating lease right-to-use assets and operating lease liabilities were added due to the implementation of the new lease accounting standard. See Note 1 and Note 16 to the condensed consolidated financial statements for further discussion of the new lease accounting standard. See further analysis of the other changes in the related discussions that follow.

Loan Portfolio

As of June 30, 2019, loans were $2.6 billion, an increase of $193.8 million, or 8.0%, compared to $2.4 billion at December 31, 2018. The increase in loans was primarily due to organic growth and increased capital needs of existing customers.

The loan portfolio by loan class as of the dates indicated was as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Commercial and industrial	$540,084	$519,779	$20,305	3.9%
Real estate:
Commercial real estate	854,513	795,733	58,780	7.4%
Construction and development	559,672	515,533	44,139	8.6%
1-4 family residential	281,525	282,011	(486)	(0.2%)
Multi-family residential	298,887	221,194	77,693	35.1%
Consumer	39,803	39,421	382	1.0%
Agricultural	9,923	11,076	(1,153)	(10.4%)
Other	65,471	68,382	(2,911)	(4.3%)
Gross loans	2,649,878	2,453,129	196,749	8.0%
Less allowance for loan losses	(25,342)	(23,693)	(1,649)
Less deferred fees and unearned discount	(6,181)	(6,306)	125
Less loans held for sale	(1,408)	—	(1,408)
Loans, net	$2,616,947	$2,423,130	$193,817	8.0%
Loans as a percentage of deposits	95.55%	87.60%
Loans as a percentage of total assets	77.44%	73.90%

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
June 30, 2019
Commercial and industrial	$251,964	$259,914	$28,206	$540,084
Real estate:
Commercial real estate	96,863	553,106	204,544	854,513
Construction and development	153,019	350,247	56,406	559,672
1-4 family residential	13,842	45,443	222,240	281,525
Multi-family residential	36,531	81,011	181,345	298,887
Consumer	25,486	14,317	—	39,803
Agricultural	8,553	1,370	—	9,923
Other	13,601	49,814	2,056	65,471
Total loans	$599,859	$1,355,222	$694,797	$2,649,878
Fixed rate loans	$176,730	$736,556	$296,913	$1,210,199
Variable rate loans	423,129	618,666	397,884	1,439,679

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans by category:
Commercial and industrial	$ 1,795	$ 1,317
Real estate:
Commercial real estate	850	1,517
1-4 family residential	624	656
Total nonaccrual loans	3,269	3,490
Accruing loans 90 or more days past due	9	—
Total nonperforming loans	3,278	3,490
Foreclosed assets:
Real estate	36	12
Other	—	—
Total foreclosed assets	36	12
Total nonperforming assets	$ 3,314	$ 3,502
Nonperforming loans to total loans	0.12%	0.14%
Nonperforming assets to total assets	0.10%	0.11%

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades as described below that are used as credit quality indicators.

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

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well‑defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are considered impaired and are individually evaluated for impairment.

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

The Company had no loans graded “loss” or “doubtful” at June 30, 2019 and December 31, 2018.

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
June 30, 2019
Commercial and industrial	$525,614	$2,100	$12,370	$540,084
Real estate:
Commercial real estate	838,009	14,050	2,454	854,513
Construction and development	546,077	13,595	—	559,672
1-4 family residential	275,441	805	5,279	281,525
Multi-family residential	298,887	—	—	298,887
Consumer	39,552	—	251	39,803
Agricultural	9,842	50	31	9,923
Other	60,867	—	4,604	65,471
Total	$2,594,289	$30,600	$24,989	$2,649,878

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agricultural	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total	$2,404,521	$22,763	$25,845	$2,453,129

Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See “—Critical Accounting Policies—Loans and Allowance for Loan Losses.”

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

1‑4 family residential mortgage loans—the borrower’s ability to repay the loan, including a consideration of the debt‑to‑income ratio and employment and income stability, the loan‑to‑value ratio and the age, condition and marketability of the collateral; and

Construction and development loans—the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan‑to‑value ratio.

Activity in the allowance for loan losses as of the dates indicated was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Allowance for loan losses at beginning of period	$23,693	$24,778
Provision for loan losses	1,954	1,555
Charge-offs:
Commercial and industrial	425	861
Real estate:
1-4 family residential	12	4
Consumer	87	—
Other	43	—
Total charge-offs	567	865
Recoveries:
Commercial and industrial	241	263
Real estate:
Commercial real estate	4	8
1-4 family residential	2	2
Consumer	15	5
Total recoveries	262	278
Net charge-offs	(305)	(587)
Allowance for loan losses at end of period	$25,342	$25,746
Allowance for loan losses to end of period loans	0.96%	1.07%
Net charge-offs to average loans(1)	0.02%	0.05%

(1)	Annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,792	30.8%	$7,719	32.6%
Real estate:
Commercial real estate	7,371	29.1%	6,730	28.4%
Construction and development	4,579	18.1%	4,298	18.1%
1-4 family residential	2,236	8.8%	2,281	9.6%
Multi-family residential	2,178	8.6%	1,511	6.4%
Consumer	458	1.8%	387	1.6%
Agricultural	73	0.2%	62	0.3%
Other	655	2.6%	705	3.0%
Total allowance for loan losses	$25,342	100.0%	$23,693	100.0%

Securities

As of June 30, 2019, the carrying amount of the Company’s securities totaled $232.6 million compared to $230.0 million as of December 31, 2018, an increase of $2.6 million or 1.1%. Amortized cost decreased $3.1 million as a result of maturities, sales, calls and paydowns outpacing purchases.  The unrealized gains (losses) of the security portfolio was a net gain of $2.0 million at June 30, 2019 and a net loss of $3.8 million at December 31, 2018. This change of $5.8 million was due to changing market interest rates.

Amortized cost and estimated fair value of investments in securities as of the dates shown was as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019
Securities available for sale:
State and municipal securities	$54,792	$1,447	$(72)	$56,167
U.S. agency securities:
Debt securities	17,316	5	(45)	17,276
Collateralized mortgage obligations	63,198	437	(99)	63,536
Mortgage-backed securities	94,139	886	(563)	94,462
Other securities	1,142	—	(12)	1,130
Total	$230,587	$2,775	$(791)	$232,571
Securities held to maturity:
Mortgage-backed securities	$30	$1	$—	$31

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Other securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The Company held 74 securities at June 30, 2019 and 100 securities at December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities the Company holds are impaired due to reasons of credit quality and believes the unrealized losses detailed in the tables below are temporary. No impairment loss has been recorded in the Company’s condensed consolidated statements of income for the six months ended June 30, 2019 and 2018.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2019
Securities available for sale:
State and municipal securities	$421	$(5)	$5,080	$(67)
U.S. agency securities:
Debt securities	—	—	12,755	(45)
Collateralized mortgage obligations	1,725	(5)	12,913	(94)
Mortgage-backed securities	2	—	50,461	(563)
Other securities	—	—	1,130	(12)
	$2,148	$(10)	$82,339	$(781)
December 31, 2018
Securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Other securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

The Company’s mortgage‑backed securities at June 30, 2019 and December 31, 2018, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yield based on annualized income divided by the average amortized cost of the available for sale securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
June 30, 2019
State and municipal securities	$2,181	2.6%	$1,993	2.6%	$6,783	2.6%	$45,210	2.9%	$56,167	2.9%
U.S. agency securities:
Securities	—	—%	17,276	1.7%	—	—%	—	—%	17,276	1.7%
Collateralized mortgage obligations	—	—%	—	—%	5,044	2.5%	58,492	2.5%	63,536	2.5%
Mortgage-backed securities	70	2.3%	1,121	3.8%	2,420	3.4%	90,851	2.6%	94,462	2.7%
Other securities	1,130	2.2%	—	—%	—	—%	—	—%	1,130	2.2%
Total debt securities	$3,381	2.4%	$20,390	1.9%	$14,247	2.7%	$194,553	2.7%	$232,571	2.6%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 4.1 years with an estimated modified duration of 3.7 years as of June 30, 2019.

A portion of the securities have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the economic environment. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments and as a result, the average lives of these securities are lengthened. If interest rates fall, prepayments tend to increase and as a result the lives of these securities are shortened.

As of June 30, 2019, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Deposits

Total deposits as of June 30, 2019, were $2.7 billion, a decrease of $27.4 million, or 1.0%, compared to December 31, 2018. Noninterest‑bearing deposits as of June 30, 2019, were $1.2 billion, an increase of $18.2 million, or 1.5%, compared to December 31, 2018. Total interest‑bearing account balances as of June 30, 2019, were $1.5 billion, a decrease of $45.6 million, or 2.9% from December 31, 2018. The changes in deposits from December 31, 2018 to June 30, 2019 are due to normal fluctuations in customer activities.

The components of deposits at the dates shown below were as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$351,326	12.8%	$387,457	14.0%
Money market accounts	717,883	26.2%	737,770	26.7%
Saving accounts	91,828	3.4%	96,962	3.5%
Certificates and other time deposits, $100,000 or greater	189,741	6.9%	189,007	6.8%
Certificates and other time deposits, less than $100,000	186,842	6.8%	172,028	6.2%
Total interest-bearing deposits	1,537,620	56.1%	1,583,224	57.2%
Noninterest-bearing deposits	1,201,287	43.9%	1,183,058	42.8%
Total deposits	$2,738,907	100.0%	$2,766,282	100.0%

At June 30, 2019 and December 31, 2018, the Company had $53.3 million and $51.5 million in deposits from public entities and brokered deposits of $122.4 million and $104.5 million, respectively. The Company had no major concentrations of deposits at June 30, 2019 or December 31, 2018 from any single or related groups of depositors.

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Three months or less	$77,214	$71,817
Over three months through six months	62,988	50,966
Over six months through 12 months	115,907	119,180
Over 12 months through three years	108,957	108,436
Over three years	11,517	10,636
Total	$376,583	$361,035

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the six months ended June 30, 2019 were computed on an annualized basis.

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$359,124	0.25%	$362,498	0.23%
Savings accounts	94,607	0.06%	94,754	0.06%
Money market accounts	709,782	1.25%	714,565	0.87%
Certificates and other time deposits, $100,000 or greater	186,636	1.27%	173,160	0.79%
Certificates and other time deposits, less than $100,000	179,134	1.55%	174,666	1.23%
Total interest-bearing deposits	1,529,283	0.98%	1,519,643	0.70%
Noninterest-bearing deposits	1,185,919	—	1,134,191	—
Total deposits	$2,715,202	0.55%	$2,653,834	0.40%

The ratio of average noninterest‑bearing deposits to average total deposits was 56.3% for the six months ended June 30, 2019 and 42.7% for the year ended December 31, 2018.

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

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2019.

As of June 30, 2019, there were no outstanding borrowings on the Line of Credit and the Company has not drawn on this line since the Company entered the agreement.

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by certain loans. As of June 30, 2019 and December 31, 2018, total borrowing capacity of $875.7 million and $919.9 million, respectively, was available under this arrangement. During the first and second quarter of 2019 and the second and third quarter of 2018, the Company borrowed under this agreement on a short-term basis. As of June 30, 2019, $90.0 million of FHLB advances were outstanding and December 31, 2018, there were no outstanding FHLB advances. The average outstanding balance for FHLB advances for the six months ended June 30, 2019 and 2018 was $46.6 million and $1.1 million, respectively. The weighted-average rate for the six months ended June 30, 2019 and 2018 was 2.54% and 2.19%, respectively.

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

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Sources of funds:
Deposits:
Interest-bearing	46.4%	48.1%
Noninterest-bearing	36.0%	35.9%
FHLB advances and repurchase agreements	1.4%	0.2%
Note payable and junior subordinated debt	—%	0.4%
Other liabilities	1.0%	0.7%
Shareholders’ equity	15.2%	14.7%
Total sources	100.0%	100.0%
Uses of funds:
Loans	77.2%	75.8%
Securities	7.0%	7.2%
Federal funds sold and other interest-earning assets	7.0%	8.1%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	8.4%	8.4%
Total uses	100.0%	100.0%
Average loans to average deposits	91.9%	90.1%

As of June 30, 2019, the Company had $807.2 million in outstanding commitments to extend credit and $28.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2019, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

As of June 30, 2019, cash and cash equivalents was of $266.8 million, compared to $382.1 million as of December 31, 2018, a decrease of $115.3 million. The decrease was primarily due to an increase in loans of $193.8 million, a $27.4 million decrease in deposits and net income of $24.8 million. See the condensed consolidated statement of cash flows for the six months ended June 30, 2019 for additional analysis.

Capital Resources

Total shareholders’ equity increased to $513.2 million as of June 30, 2019, compared to $487.6 million as of December 31, 2018, an increase of $25.6 million, or 5.2%, primarily due the current year income of $24.8 million, a $4.5 million increase in other comprehensive income and $1.1 million of stock compensation expense, partially offset by  $5.0 million in dividends to common shareholders paid or declared during the six months ended June 30, 2019.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At June 30, 2019 and December 31, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 426,397	14.71%	$ 130,469	4.50%	$ 202,951	7.00%	N/A	N/A
Bank Only	$ 385,087	13.28%	$ 130,459	4.50%	$ 202,936	7.00%	$ 188,440	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 426,397	14.71%	$ 173,958	6.00%	$ 246,441	8.50%	N/A	N/A
Bank Only	$ 385,087	13.28%	$ 173,945	6.00%	$ 246,422	8.50%	$ 231,927	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 452,117	15.59%	$ 231,945	8.00%	$ 304,427	10.50%	N/A	N/A
Bank Only	$ 410,807	14.17%	$ 231,927	8.00%	$ 304,404	10.50%	$ 289,908	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 426,397	13.12%	$ 129,974	4.00%	$ 129,974	4.00%	N/A	N/A
Bank Only	$ 385,087	11.85%	$ 129,953	4.00%	$ 129,953	4.00%	$ 162,441	5.00%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.71%	$ 123,885	4.50%	$ 192,710	7.00%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 123,877	4.50%	$ 192,697	7.00%	$ 178,933	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.76%	$ 165,180	6.00%	$ 234,005	8.50%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 165,169	6.00%	$ 233,989	8.50%	$ 220,225	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.63%	$ 220,240	8.00%	$ 289,065	10.50%	N/A	N/A
Bank Only	$ 387,211	14.07%	$ 220,225	8.00%	$ 289,046	10.50%	$ 275,282	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.74%	$ 127,350	4.00%	$ 127,350	4.00%	N/A	N/A
Bank Only	$ 363,140	11.41%	$ 127,350	4.00%	$ 127,350	4.00%	$ 159,188	5.00%

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with contractual obligations, as of the dates indicated were as follows:

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
June 30, 2019
Federal Home Loan Bank advances	$90,000	$—	$—	$—	$90,000
Non-cancelable future operating leases	1,988	4,267	4,188	9,941	20,384
Certificates of deposit	256,109	108,957	11,517	—	376,583
Total	$348,097	$113,224	$15,705	$9,941	$486,967
December 31, 2018
Non-cancelable future operating leases	$2,118	$4,363	$4,565	$10,048	$21,094
Certificates of deposit	241,963	108,436	10,636	—	361,035
Junior subordinated debt	1,571	—	—	—	1,571
Total	$245,652	$112,799	$15,201	$10,048	$383,700

In January 2019, the trust preferred securities underlying the junior subordinated debt outstanding at December 31, 2018 were redeemed.

Off‑Balance Sheet Arrangements

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

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
June 30, 2019
Standby letters of credit	$16,937	$6,120	$5,000	$—	$28,057
Commitments to extend credit	482,509	279,027	39,825	5,837	807,198
Total	$499,446	$285,147	$44,825	$5,837	$835,255
December 31, 2018
Standby letters of credit	$22,789	$3,940	$5,000	$—	$31,729
Commitments to extend credit	486,480	267,099	14,415	63,642	831,636
Total	$509,269	$271,039	$19,415	$63,642	$863,365

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	June 30, 2019		December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	13.5%	2.3%	16.7%	(3.1)%
+ 200	9.5%	6.1%	11.6%	(0.4)%
+ 100	5.1%	5.6%	6.1%	1.1%
Base	—%	—%	—%	—%
−100	(5.4)%	(14.0)%	(6.8)%	(7.6)%

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

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluates its performance based on certain additional non‑GAAP financial measures. A financial measure is considered to be a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the Company’s statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP. Non‑GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way the Company calculates the non‑GAAP financial measures may differ from that of other companies reporting measures with similar names.

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

(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Tangible Equity
Total shareholders’ equity	$513,158	$487,625
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,318	5,775
Tangible equity	$426,890	$400,900
Tangible Assets
Total assets	$3,379,506	$3,279,096
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,318	5,775
Tangible assets	$3,293,238	$3,192,371

Common shares outstanding	24,923	24,907

Book value per share	$20.59	$19.58
Tangible book value per share	$17.13	$16.10

Total shareholders’ equity to total assets	15.18%	14.87%
Tangible equity to tangible assets	12.96%	12.56%

Critical Accounting Policies

The Company’s accounting policies are described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

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

Recently Issued Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by its board of directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” herein for a discussion of how the Company manages market risk.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings. The Company is from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. The Company intends to defend itself vigorously against any pending or future claims and litigation.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended June 30, 2019 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Maximum
Number of Shares
			Number of	That May Yet be
			Shares Purchased	Purchased Under a
	Number of	Average Price	as Part of Publicly	Plan at the
Period	Shares Purchased(1)	Paid per Share	Announced Plan	End of the Period
April 1, 2019 - April 30, 2019	60	$ 33.11	-	-
May 1, 2019 - May 31, 2019	509	$ 28.02	-	-
June 1, 2019 - June 30, 2019	-	-	-	-

(1) Share repurchases result from vesting of restricted stock awards. None of these purchases were part of a publicly announced program to purchase common stock of the Company.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019, formatted in XBRL (Xtensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: July 25, 2019	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2019	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)