Form 10-Q
period 2019-09-30
CBTX, Inc.
filed 2019-10-24
CIK 1473844

June

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2019

or

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

As of October 21, 2019, there were 26,016,468 shares of the registrant’s common stock outstanding, including 236,433 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$56,416	$54,450
Interest-bearing deposits at other financial institutions	232,983	327,620
Total cash and cash equivalents	289,399	382,070
Securities	228,061	229,964
Equity investments	19,220	13,026
Loans, net of allowance for loan loss of $25,576 and $23,693 at September 30, 2019 and December 31, 2018, respectively	2,651,248	2,423,130
Premises and equipment, net of accumulated depreciation of $32,128 and $29,867 at September 30, 2019 and December 31, 2018, respectively	51,183	51,622
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $15,593 and $14,915 at September 30, 2019 and December 31, 2018, respectively	5,106	5,775
Bank-owned life insurance	71,451	71,525
Operating lease right-to-use asset	12,864	—
Deferred tax asset, net	7,094	7,201
Other assets	15,009	13,833
Total assets	$3,431,585	$3,279,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,196,720	$1,183,058
Interest-bearing deposits	1,547,607	1,583,224
Total deposits	2,744,327	2,766,282
Repurchase agreements	1,208	2,498
Federal Home Loan Bank advances	120,000	—
Junior subordinated debt	—	1,571
Operating lease liabilities	15,513	—
Other liabilities	25,317	21,120
Total liabilities	2,906,365	2,791,471
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,780,035 and 25,777,693 shares issued at September 30, 2019 and December 31, 2018, 24,922,689 and 24,907,421 shares outstanding at September 30, 2019 and December 31, 2018, respectively	258	258
Additional paid-in capital	346,097	344,497
Retained earnings	190,960	160,626
Treasury stock, at cost, 857,346 and 870,272 shares held at September 30, 2019 and December 31, 2018, respectively	(14,562)	(14,781)
Accumulated other comprehensive gain (loss), net of tax of $656 and ($791) at September 30, 2019 and December 31, 2018, respectively	2,467	(2,975)
Total shareholders’ equity	525,220	487,625
Total liabilities and shareholders’ equity	$3,431,585	$3,279,096

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$36,353	$31,513	$105,754	$90,468
Securities	1,436	1,535	4,512	4,478
Other interest-earning assets	1,212	1,404	4,054	3,334
Equity investments	192	213	507	597
Total interest income	39,193	34,665	114,827	98,877
Interest expense
Deposits	4,130	2,961	11,536	7,035
Federal Home Loan Bank advances and repurchase agreements	484	62	1,073	76
Note payable and junior subordinated debt	4	116	16	325
Total interest expense	4,618	3,139	12,625	7,436
Net interest income	34,575	31,526	102,202	91,441
Provision (recapture) for loan losses	579	(1,142)	2,533	413
Net interest income after provision for loan losses	33,996	32,668	99,669	91,028
Noninterest income
Deposit account service charges	1,681	1,597	4,967	4,572
Net gain on sale of assets	190	152	347	492
Card interchange fees	908	922	2,713	2,820
Earnings on bank-owned life insurance	430	443	4,581	1,359
Other	906	412	2,303	1,150
Total noninterest income	4,115	3,526	14,911	10,393
Noninterest expense
Salaries and employee benefits	13,951	12,499	41,958	37,690
Net occupancy expense	2,484	2,428	7,089	7,126
Regulatory fees	144	488	1,054	1,546
Data processing	652	664	2,027	2,013
Software	469	400	1,334	1,168
Printing, stationery and office	313	291	993	858
Amortization of intangibles	221	245	678	748
Professional and director fees	1,455	809	5,828	2,414
Correspondent bank and customer related transaction expenses	67	66	198	201
Loan processing costs	124	102	343	295
Advertising, marketing and business development	407	437	1,379	1,418
Repossessed real estate and other asset expense	—	3	—	65
Security and protection expense	410	346	1,100	959
Telephone and communications	434	342	1,268	1,122
Other expenses	914	844	2,784	2,637
Total noninterest expense	22,045	19,964	68,033	60,260
Net income before income tax expense	16,066	16,230	46,547	41,161
Income tax expense	2,990	3,207	8,666	7,984
Net income	$13,076	$13,023	$37,881	$33,177
Earnings per common share
Basic	$0.52	$0.52	$1.52	$1.34
Diluted	$0.52	$0.52	$1.51	$1.33

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$13,076	$13,023	$37,881	$33,177
Change in unrealized gains (losses) on securities available for sale arising during the period, net	1,084	(1,957)	6,831	(6,583)
Reclassification adjustments for net realized gains included in net income	54	23	57	23
Change in related deferred income tax	(239)	407	(1,446)	1,378
Other comprehensive income (loss), net of tax	899	(1,527)	5,442	(5,182)
Total comprehensive income	$13,975	$11,496	$43,323	$27,995

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Nine Months Ended September 30, 2018:
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214
Net income	—	—	—	33,177	—	—	—	33,177
Dividends on common stock, $0.15 per share	—	—	—	(3,762)	—	—	—	(3,762)
Exercise of stock options	—	—	(181)	—	25,400	431	—	250
Stock-based compensation expense	—	—	1,154	—	—	—	—	1,154
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,182)	(5,182)
Balance at September 30, 2018	25,731,504	$257	$344,222	$147,768	(872,872)	$(14,825)	$(5,571)	$471,851

Nine Months Ended September 30, 2019:
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	37,881	—	—	—	37,881
Dividends on common stock, $0.30 per share	—	—	—	(7,547)	—	—	—	(7,547)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,442	—	(19)	—	—	—	—	(19)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(98)	—	12,926	219	—	121
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Stock-based compensation expense	—	—	1,720	—	—	—	—	1,720
Other comprehensive income, net of tax	—	—	—	—	—	—	5,442	5,442
Balance at September 30, 2019	25,780,035	$258	$346,097	$190,960	(857,346)	$(14,562)	$2,467	$525,220

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Three Months Ended September 30, 2018:
Balance at June 30, 2018	25,731,504	$257	$343,807	$136,000	(872,872)	$(14,825)	$(4,044)	$461,195
Net income	—	—	—	13,023	—	—	—	13,023
Dividends on common stock, $0.05 per share	—	—	—	(1,255)	—	—	—	(1,255)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	415	—	—	—	—	415
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,527)	(1,527)
Balance at September 30, 2018	25,731,504	$257	$344,222	$147,768	(872,872)	$(14,825)	$(5,571)	$471,851

Three Months Ended September 30, 2019:
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158
Net income	—	—	—	13,076	—	—	—	13,076
Dividends on common stock, $0.10 per share	—	—	—	(2,517)	—	—	—	(2,517)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	—	—	—	—	—	—	—	—
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(3)	—	120	2	—	(1)
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Stock-based compensation expense	—	—	608	—	—	—	—	608
Other comprehensive income, net of tax	—	—	—	—	—	—	899	899
Balance at September 30, 2019	25,780,035	$258	$346,097	$190,960	(857,346)	$(14,562)	$2,467	$525,220

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$37,881	$33,177
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for loan losses	2,533	413
Depreciation expense	2,408	2,483
Amortization of intangibles	678	748
Amortization of premiums on securities	881	841
Amortization of lease right-to-use assets	987	—
Accretion of lease liabilities	397	—
Earnings on bank-owned life insurance	(4,581)	(1,359)
Stock-based compensation expense	1,720	1,154
Deferred income tax benefit	(1,339)	(553)
Earnings on securities	(17)	(42)
Net gains on sales of assets	(347)	(492)
Change in operating assets and liabilities:
Loans held for sale	162	1,398
Other assets	(784)	641
Operating lease liabilities	(1,391)	—
Other liabilities	5,015	(3,236)
Total adjustments	6,322	1,996
Net cash provided by operating activities	44,203	35,173
Cash flows from investing activities:
Purchases of securities	(487,603)	(336,204)
Proceeds from sales, calls and maturities of securities	475,549	312,840
Principal repayments of securities	20,037	16,720
Net increase in loans	(261,172)	(163,908)
Sales of loan participations	30,330	40,871
Purchases of loan participations	(1,756)	(31,453)
Net contributions to equity investments	(6,194)	(2,875)
Net decrease in time deposits in other banks	—	600
Proceeds from sales of U.S. Small Business Administration loans	2,017	1,972
Redemption (purchases) of bank-owned life insurance	4,655	(1,700)
Proceeds from sales of repossessed real estate and other assets	103	856
Net purchases of premises and equipment	(2,001)	(909)
Proceeds from insurance claims	108	—
Net cash used in investing activities	(225,927)	(163,190)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	13,662	35,196
Net increase (decrease) in interest-bearing deposits	(35,617)	51,912
Net increase (decrease) in securities sold under agreements to repurchase	(1,290)	(174)
Proceeds from exercise of stock options	121	250
Payments to tax authorities for stock-based compensation	(19)	—
Net increase in Federal Home Loan Bank advances	120,000	—
Redemption of trust preferred securities	(1,571)	—
Dividends paid on common stock	(6,230)	(3,726)
Repurchase of common stock	(3)	—
Net cash provided by financing activities	89,053	83,458
Net decrease in cash, cash equivalents and restricted cash	(92,671)	(44,559)
Cash, cash equivalents and restricted cash, beginning	382,070	326,199
Cash, cash equivalents and restricted cash, ending	$289,399	$281,640

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CBTX, Inc., or the Company or CBTX, operates 35 branches, 19 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas, through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Board of Governors of the Federal Reserve, or the Federal Reserve.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2019 and December 31, 2018, consolidated results of operations and consolidated shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and consolidated cash flows for the nine months ended September 30, 2019 and 2018.

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

Reclassification— Within interest income, equity investment income for 2018 has been reclassified from federal funds and other interest-earning assets to a separate line and within interest expense, repurchase agreements expense and interest expense on Federal Home Loan Bank, or FHLB, advances have been combined and interest expense on notes payable and junior subordinated debt have also been combined. On the December 31, 2018 balance sheet, repossessed real estate and other assets were combined with other assets. These reclassifications were made to conform to the 2019 financial statement presentation in the consolidated statements of income and consolidated balance sheets.

Share Repurchase Program

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020.  During the nine months ended September 30, 2019,  100 shares were repurchased at $27.98 per share and retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company also elected to use hindsight in determining lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $13.2 million, which represented the Company’s right to use, or control the use of, specified assets for their lease terms, and the Company recorded lease liabilities totaling $15.5 million, which represented the Company’s liability to make lease payments under these leases. Accrued lease obligations and lease incentive liabilities totaling $2.3 million that were in other liabilities at December 31, 2018 were reversed as part of the adoption during the first quarter of 2019. The ASU 2016-02 standard applied to all leases existing at the date of initial adoption. The Company’s financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 16.

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

The Company is finalizing its evaluation of the potential impact of ASU 2016-13 on the consolidated financial statements. The Company has developed a functional working group, with the assistance of an outside consultant, that is comprised of individuals from various areas including credit, risk management, and accounting, among others. The Company is currently finalizing its implementation plan related to the assessment and documentation of the methodology to be utilized, the processes and internal controls related to the estimation process, model development and validation, as well as system configuration. Existing technology is being adapted to conform to the requirements of ASU 2016-13 and the Company has implemented a third-party vendor solution to assist in the application of ASU 2016-13. The adoption of ASU 2016-13 will require changes to the Company’s accounting policies and disclosures for credit losses on financial instruments. The Company has initiated running a parallel process that encompasses the functionality of the model including the validation and internal controls over the estimate process. The Company expects that the adoption of ASU 2016-13 will result in an increase in the allowance for loan losses as a result of changing from an incurred loss estimate to an expected loss estimate.

Cash Flow Reporting

Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $18.2 million and $18.5 million at September 30, 2019 and December 31, 2018, respectively. Additionally, as of September 30, 2019 and December 31, 2018, the Company had $3.8 million and $1.6 million, respectively, in cash collateral for interest rate swap transactions.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for taxes	$8,823	$7,827
Cash paid for interest	12,349	7,243

Supplemental disclosures of non-cash flow information:
Dividends accrued	1,317	44
Operating lease right-to-use asset obtained in exchange for lease liabilities	14,046	—
Repossessed real estate and other assets	77	312

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019
Debt securities available for sale:
State and municipal securities	$51,240	$1,862	$(8)	$53,094
U.S. agency securities:
Collateralized mortgage obligations	60,974	471	(106)	61,339
Mortgage-backed securities	111,550	1,203	(300)	112,453
Equity securities	1,149	—	(3)	1,146
Total	$224,913	$3,536	$(417)	$228,032
Debt securities held to maturity:
Mortgage-backed securities	$29	$2	$—	$31

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Equity securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
September 30, 2019
Amounts maturing in:
1 year or less	$2,536	$2,542	$—	$—
1 year through 5 years	3,287	3,354	—	—
5 years through 10 years	13,861	14,205	—	—
After 10 years	205,229	207,931	29	31
	$224,913	$228,032	$29	$31
December 31, 2018
Amounts maturing in:
1 year or less	$3,224	$3,188	$—	$—
1 year through 5 years	22,784	22,370	—	—
5 years through 10 years	13,127	13,062	—	—
After 10 years	194,564	191,313	31	32
	$233,699	$229,933	$31	$32

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $20.4 million and $6.6 million were sold in the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, securities with a carrying amount of approximately $58.1 million and $49.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 33 securities at September 30, 2019 and 100 securities at December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities the Company holds are impaired due to reasons of credit quality and believes the unrealized losses detailed in the tables below are temporary. No impairment loss has been recorded in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2019 and 2018.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2019
Debt securities available for sale:
State and municipal securities	$2,043	$(7)	$106	$(1)
U.S. agency securities:
Collateralized mortgage obligations	10,514	(39)	8,580	(67)
Mortgage-backed securities	16,946	(40)	27,186	(260)
Equity securities	—	—	1,146	(3)
	$29,503	$(86)	$37,018	$(331)
December 31, 2018
Debt securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Equity securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	6,784	1,250
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,024	2,364
	$19,220	$13,026

Banks that are members of the FHLB, are required to maintain a stock investment in the FHLB calculated as a percentage of aggregate outstanding mortgages, outstanding FHLB advances and other financial instruments. As a member of the Federal Reserve System, the Bank is required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although FHLB and Federal Reserve Bank stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted, and they lack a market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company, because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, or TIB. This investment has limited marketability. As a result, these investments are carried at cost and evaluated for impairment. The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and as a result, these investments are stated at cost. At September 30, 2019 and December 31, 2018, the Company had $2.4 million and $3.0 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of that investment. There were no such qualitative indicators as of September 30, 2019.

NOTE 4: LOANS

Loans by loan class as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Commercial and industrial	$523,831	19.5%	$519,779	21.2%
Real estate:
Commercial real estate	875,329	32.6%	795,733	32.4%
Construction and development	572,276	21.4%	515,533	21.0%
1-4 family residential	287,434	10.7%	282,011	11.5%
Multi-family residential	298,396	11.1%	221,194	9.0%
Consumer	37,975	1.4%	39,421	1.6%
Agriculture	10,836	0.4%	11,076	0.5%
Other	76,860	2.9%	68,382	2.8%
Total gross loans	2,682,937	100.0%	2,453,129	100.0%
Less allowance for loan loss	(25,576)		(23,693)
Less deferred loan fees and unearned discounts	(6,113)		(6,306)
Less loans held for sale	—		—
Loans, net	$2,651,248		$2,423,130

Accrued interest receivable for loans is $8.1 million and $6.8 million at September 30, 2019 and December 31, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2019 and 2018, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
September 30, 2019
Commercial real estate	$1,756	$30,330

September 30, 2018
Commercial and industrial	$7,000	$—
Commercial real estate	24,453	35,000
Construction and development	—	5,871
	$31,453	$40,871

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the nine months ended September 30, 2019 and 2018 totaled $2.0 million and $2.0 million respectively.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial and industrial	$354	$1,317
Real estate:
Commercial real estate	159	1,517
1-4 family residential	629	656
Total	$1,142	$3,490

Interest income that would have been earned under the original terms of the nonaccrual loans was $59,000 and $220,000 for the nine months ended September 30, 2019 and 2018, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
September 30, 2019
Commercial and industrial	$97	$47	$—	$144	$523,687	$523,831	$—
Real estate:
Commercial real estate	1,885	—	50	1,935	873,394	875,329	—
Construction and development	—	—	—	—	572,276	572,276	—
1-4 family residential	142	—	32	174	287,260	287,434	—
Multi-family residential	—	—	—	—	298,396	298,396	—
Consumer	19	—	—	19	37,956	37,975	—
Agriculture	—	—	—	—	10,836	10,836	—
Other	—	—		—	76,860	76,860
Total loans	$2,143	$47	$82	$2,272	$2,680,665	$2,682,937	$—

December 31, 2018
Commercial and industrial	$178	$881	$154	$1,213	$518,566	$519,779	$—
Real estate:
Commercial real estate	68	1,089	605	1,762	793,971	795,733	—
Construction and development	359	4,204	—	4,563	510,970	515,533	—
1-4 family residential	395	111	36	542	281,469	282,011	—
Multi-family residential	—	—	—	—	221,194	221,194	—
Consumer	28	—	—	28	39,393	39,421	—
Agriculture	—	—	—	—	11,076	11,076	—
Other	—	—	—	—	68,382	68,382	—
Total loans	$1,028	$6,285	$795	$8,108	$2,445,021	$2,453,129	$—

Loans restructured due to the borrower’s financial difficulties during the nine months ended September 30, 2019 and 2018, which remained outstanding at the end of those periods were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2019
Commercial and industrial	2	$163	$—	$—	$163	$—
1-4 family residential	1	111	—	—	115
Total	3	$274	$—	$—	$278	$—

September 30, 2018
Commercial and industrial	4	$967	$921	$—	$46	$—
Commercial real estate	4	2,184	2,184	—	—	—
Total	8	$3,151	$3,105	$—	$46	$—

The recorded investment in troubled debt restructurings was $8.9 million and $11.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, $368,000 and $1.8 million of restructured loans were nonaccrual loans and $8.5 million and $9.6 million of restructured loans were accruing interest as of those periods. At December 31, 2018, the Company had an outstanding commitment to potentially fund  $2.1 million on a line of credit restructured prior to 2018. At September 30, 2019, the Company had no outstanding commitments to potentially fund additional funds to borrowers with loans that were restructured.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses segregated by loan class for the nine months ended September 30, 2019 and 2018, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision for loan loss	309	1,021	527	66	318	244	20	28	2,533
Charge-offs	(869)	(44)	—	(12)	—	(88)	—	(52)	(1,065)
Recoveries	311	81	—	3	—	15	—	5	415
Net (charge-offs) recoveries	(558)	37	—	(9)	—	(73)	—	(47)	(650)
Ending balance	$7,470	$7,788	$4,825	$2,338	$1,829	$558	$82	$686	$25,576
Period-end amount allocated to:
Specific reserve	$373	$22	$—	$33	$—	$142	$—	$22	$592
General reserve	7,097	7,766	4,825	2,305	1,829	416	82	664	24,984
Total	$7,470	$7,788	$4,825	$2,338	$1,829	$558	$82	$686	$25,576

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	2,218	(3,467)	124	1,126	211	(173)	3	371	413
Charge-offs	(1,136)	(9)	—	(3)	—	(1)	—	(3)	(1,152)
Recoveries	424	14	—	5	—	2	—	2	447
Net (charge-offs) recoveries	(712)	5	—	2	—	1	—	(1)	(705)
Ending balance	$8,763	$6,913	$3,606	$2,454	$1,630	$394	$71	$655	$24,486
Period-end amount allocated to:
Specific reserve	$542	$1	$—	$115	$—	$—	$—	$127	$785
General reserve	8,221	6,912	3,606	2,339	1,630	394	71	528	23,701
Total	$8,763	$6,913	$3,606	$2,454	$1,630	$394	$71	$655	$24,486

The allowance for loan losses by loan category as of the periods indicated was as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,470	29.2%	$7,719	32.6%
Real estate:
Commercial real estate	7,788	30.5%	6,730	28.4%
Construction and development	4,825	18.9%	4,298	18.1%
1-4 family residential	2,338	9.1%	2,281	9.6%
Multi-family residential	1,829	7.1%	1,511	6.4%
Consumer	558	2.2%	387	1.6%
Agricultural	82	0.3%	62	0.3%
Other	686	2.7%	705	3.0%
Total allowance for loan losses	$25,576	100.0%	$23,693	100.0%

Allocation of a portion of the allowance to one category of loans above does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company has a reserve for loan losses on unfunded commitments of $378,000 recorded in other liabilities as of September 30, 2019 and December 31, 2018.

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

The Company had no loans graded “loss” or “doubtful” at September 30, 2019 and December 31, 2018.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
September 30, 2019
Commercial and industrial	$507,785	$4,160	$11,886	$523,831
Real estate:
Commercial real estate	852,731	20,879	1,719	875,329
Construction and development	558,148	14,128	—	572,276
1-4 family residential	281,463	599	5,372	287,434
Multi-family residential	298,396	—	—	298,396
Consumer	37,724	—	251	37,975
Agriculture	10,756	50	30	10,836
Other	70,164	—	6,696	76,860
Total loans	$2,617,167	$39,816	$25,954	$2,682,937

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agriculture	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total loans	$2,404,521	$22,763	$25,845	$2,453,129

Loan Impairment Assessment

The recorded investment in impaired loans, as of the dates shown below by loan class and disaggregated based on the Company’s impairment methodology was as follows:

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
September 30, 2019
Commercial and industrial	$901	$343	$454	$797	$373	$2,966
Real estate:
Commercial real estate	1,527	945	574	1,519	22	2,416
1-4 family residential	4,158	2,227	1,786	4,013	33	4,108
Consumer	221	—	221	221	142	100
Other	6,693	5,451	1,241	6,692	22	6,815
Total loans	$13,500	$8,966	$4,276	$13,242	$592	$16,405

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2018
Commercial and industrial	$4,378	$3,642	$635	$4,277	$525	$5,771
Real estate:
Commercial real estate	4,128	3,374	596	3,970	44	6,135
Construction and development	—	—	—	—	—	139
1-4 family residential	4,551	2,612	1,824	4,436	89	4,597
Consumer	—	—	—	—	—	7
Other	6,814	5,572	1,241	6,813	100	7,841
Total loans	$19,871	$15,200	$4,296	$19,496	$758	$24,490

Interest income recognized on impaired loans was $517,000 and $808,000 for the nine months ended September 30, 2019 and 2018, respectively.

The recorded investment in loans as of the dates shown below by loan class and based on the Company’s impairment methodology was as follows:

	September 30, 2019			December 31, 2018
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$797	$523,034	$523,831	$4,277	$515,502	$519,779
Real estate:
Commercial real estate	1,519	873,810	875,329	3,970	791,763	795,733
Construction and development	—	572,276	572,276	—	515,533	515,533
1-4 family residential	4,013	283,421	287,434	4,436	277,575	282,011
Multi-family residential	—	298,396	298,396	—	221,194	221,194
Consumer	221	37,754	37,975	—	39,421	39,421
Agriculture	—	10,836	10,836	—	11,076	11,076
Other	6,692	70,168	76,860	6,813	61,569	68,382
Total	$13,242	$2,669,695	$2,682,937	$19,496	$2,433,633	$2,453,129

At September 30, 2019 and December 31, 2018, the allowance allocated to specific reserves for loans individually evaluated for impairment was $592,000 and $758,000, respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates shown below:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$13,466	$13,466
Buildings and leasehold improvements	52,875	52,188
Furniture and equipment	15,787	15,426
Vehicles	203	232
Construction in progress	980	177
	83,311	81,489
Less accumulated depreciation	(32,128)	(29,867)
Premises and equipment, net	$51,183	$51,622

Depreciation expense was $2.4 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income. A net loss of $32,000 for dispositions of premises and equipment for the nine months ended September 30, 2019 was recognized and included in net gain on sale of assets in the condensed consolidated statements of income. There were no dispositions of premises and equipment in the nine months ended September 30, 2018.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at September 30, 2019 and December 31, 2018 and there have been no changes in goodwill during the nine months ended September 30, 2019 or the year ended December 31, 2018. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at September 30, 2019 or December 31, 2018. Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
September 30, 2019
Core deposits	4.5 years	$13,750	$(12,883)	$867
Customer relationships	9.3 years	6,629	(2,541)	4,088
Servicing assets	12.8 years	320	(169)	151
Total other intangible assets, net		$20,699	$(15,593)	$5,106
December 31, 2018
Core deposits	5.2 years	$13,750	$(12,561)	$1,189
Customer relationships	10.0 years	6,629	(2,209)	4,420
Servicing assets	14.4 years	311	(145)	166
Total other intangible assets, net		$20,690	$(14,915)	$5,775

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$166	$209
Increase from loan sales	39	38
Decrease from serviced loans paid off or foreclosed	(30)	(22)
Amortization	(24)	(25)
Balance at end of period	$151	$200

NOTE 9: BANK OWNED LIFE INSURANCE

The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized in noninterest income upon the death of a covered employee, on receipt of a death notice or other verified evidence. During the nine months ended September 30, 2019, the Company received proceeds in the amount of $4.7 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee, and the Company recorded a gain of $3.3 million.

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$71,525	$68,010
Purchases	—	1,700
Redemptions	(4,655)	—
Net change in cash surrender value	4,581	1,815
Balance at end of period	$71,451	$71,525

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Interest-bearing demand accounts	$337,746	$387,457
Money market accounts	739,436	737,770
Saving accounts	91,413	96,962
Certificates and other time deposits, $100,000 or greater	198,561	189,007
Certificates and other time deposits, less than $100,000	180,451	172,028
Total interest-bearing deposits	1,547,607	1,583,224
Noninterest-bearing deposits	1,196,720	1,183,058
Total deposits	$2,744,327	$2,766,282

At September 30, 2019 and December 31, 2018, the Company had $57.3 million and $51.5 million in deposits from public entities and brokered deposits of $117.2 million and $104.5 million, respectively. Accrued interest payable for deposits was $838,000 and $594,000 at September 30, 2019 and December 31, 2018 and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at September 30, 2019 or December 31, 2018 from any single or related groups of depositors.

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

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2019.

As of September 30, 2019, there were no outstanding borrowings on the Line of Credit and the Company has not drawn on this line since the Company entered into the Amended Agreement.

Additional Lines of Credit

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by certain loans. As of September 30, 2019 and December 31, 2018, total borrowing capacity of $950.8 million and $919.9 million, respectively, was available under this arrangement. During the nine months ended September 30, 2019 and 2018, the Company borrowed under this agreement on a short-term basis. As of September 30, 2019,  $120.0 million of FHLB advances were outstanding with maturities of less than thirty days from September 30, 2019. At December 31, 2018, there were no outstanding FHLB advances. The average outstanding balance for FHLB advances for the nine months ended September 30, 2019 and 2018, was $59.1 million and $4.5 million, respectively. The weighted-average rate for the nine months ended September 30, 2019 and 2018, was 2.42% and 2.18%, respectively.

As of September 30, 2019 and December 31, 2018, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding as of September 30, 2019 or December 31, 2018.

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

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $158.7 million and $169.0 million in loans to related parties at September 30, 2019 and December 31,

2018, respectively. As of September 30, 2019 and December 31, 2018, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Unfunded Commitments—At September 30, 2019 and December 31, 2018, the Company had approximately $48.9 million and $55.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $234.7 million and $311.2 million at September 30, 2019 and December 31, 2018, respectively.

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

 Level 1 Inputs— Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs— Other observable inputs that may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable for the asset or liability such as interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates or inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs— Unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in different estimates of fair value. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of the various instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale—  Debt securities classified as available for sale are recorded at fair value. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S.

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

Equity securities— Equity securities are classified as available for sale and are recorded at fair value. The fair value measurements are based on observable data obtained from a third-party pricing service.  The Company reviews the prices supplied by the services against publicly available information.  The equity securities are mutual funds publicly traded on the National Association of Securities Dealers Automated Quotations, or NASDAQ, and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

Interest Rate Swaps—The Company obtains fair value measurements for its interest rate swaps from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs.

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,146	$1,088
Level 2 inputs:
Debt securities available for sale
State and municipal securities	53,094	57,691
U.S. Agency Securities:
Debt securities	—	16,881
Collateralized mortgage obligations	61,339	65,414
Mortgage-backed securities	112,453	88,859
Interest rate swaps	3,758	962
Total fair value of financial assets	$231,790	$230,895
Fair value of financial liabilities:
Level 2 inputs: interest rate swaps	$3,758	$962
Total fair value of financial liabilities	$3,758	$962

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	September 30, 2019			December 31, 2018
	Recorded			Recorded
	Investment	Related		Investment	Related
(Dollars in thousands)	with Allowance	Allowance	Net	with Allowance	Allowance	Net
Level 3 inputs
Impaired loans:
Commercial and industrial	$454	$373	$81	$635	$525	$110
Commercial real estate	574	22	552	596	44	552
1-4 family residential	1,786	33	1,753	1,824	89	1,735
Consumer	221	142	79	—	—	—
Other	1,241	22	1,219	1,241	100	1,141
Total impaired loans	$4,276	$592	$3,684	$4,296	$758	$3,538

Non-Financial Assets and Non-Financial Liabilities Measured on a Non-recurring Basis

The fair value portion of non-financial assets or non-financial liabilities is measured on a non-recurring basis  in certain circumstances, such as when there is evidence of impairment and may be subject to impairment adjustments. The Company’s non-financial assets whose fair value may be measured on a non-recurring basis include repossessed real estate, other foreclosed assets, goodwill and intangible assets, among other assets. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the nine months ended September 30, 2019 and during 2018, and there were no outstanding foreclosed assets as of September 30, 2019. The fair value of repossessed real estate and other foreclosed assets is estimated using Level 2 inputs and, as of the date shown below, were as follows:

December 31,
(Dollars in thousands)	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$13
Charge-offs recognized in the allowance for loan losses	(1)
Fair value	$12

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	September 30, 2019		December 31, 2018
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$56,416	$56,416	$54,450	$54,450
Interest bearing deposits in banks	232,983	232,983	327,620	327,620
Level 2 inputs:
Debt securities held to maturity	31	29	32	31
Bank-owned life insurance	71,451	71,451	71,525	71,525
Accrued interest receivable	8,989	8,989	8,227	8,227
Servicing asset	151	151	166	166
Level 3 inputs:
Loans, including held for sale, net	2,681,853	2,651,248	2,432,753	2,423,130
Other investments	19,220	19,220	13,026	13,026
Total financial assets	$3,071,094	$3,040,487	$2,907,799	$2,898,175
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,196,720	$1,196,720	$1,183,058	$1,183,058
Level 2 inputs:
Interest-bearing deposits	1,540,705	1,547,607	1,522,366	1,583,224
Repurchase agreements	1,206	1,208	2,498	2,498
Federal Home Loan Bank advances	118,782	120,000	—	—
Junior subordinated debt	—	—	1,571	1,571
Accrued interest payable	918	918	653	653
Total financial liabilities	$2,858,331	$2,866,453	$2,710,146	$2,771,004

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2019 and December 31, 2018, no such deterioration was determined by management.

At September 30, 2019 and December 31, 2018, the Company had 20 and 13 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Interest rates on the Company’s swap agreements are based on the London Interbank Offered Rate of the U.S. Dollar deposits in Europe, or LIBOR. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
September 30, 2019
Interest rate swaps with customers	Other Assets	$74,531	$3,758	4.00% - 5.89%	LIBOR 1M + 2.50% - 3.25%	6.75
Interest rate swaps with financial institution	Other Liabilities	74,531	(3,758)	4.00% - 5.89%	LIBOR 1M + 2.50% - 3.25%	6.75
Total derivatives		$149,062	$—

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2018
Interest rate swaps with customers	Other Assets	$8,901	$169	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Interest rate swaps with financial institution	Other Assets	32,923	793	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with customers	Other Liabilities	32,923	(793)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with financial institution	Other Liabilities	8,901	(169)	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Total derivatives		$83,648	$—

NOTE 16: OPERATING LEASES

The Company adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2019 and the Company’s leases within scope were operating leases of office space, stand-alone buildings and land. The Company’s leases have no variable costs. Lease liabilities represent the Company’s liability to make lease payments under these leases, on a discounted basis and at September 30, 2019, totaled $15.5 million. The weighted-average discount rate for the nine months ended September 30, 2019 was 3.56%.

Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and at September 30, 2019, totaled $12.9 million. During the nine months ended September 30, 2019, the Company obtained $838,000 of right-of-use assets in exchange for new operating lease liabilities related to two leases commenced in that period. The weighted-average remaining lease term for operating leases outstanding at September 30, 2019 was 11.4 years. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019 totaled $1.4 million.

Lease costs for the period shown below were as follows:

Nine Months Ended
(Dollars in thousands)	September 30, 2019
Operating lease cost	$1,384
Short-term lease cost	54
Sublease income	(128)
Total lease cost	$1,310

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	September 30, 2019
2019	$498
2020	2,042
2021	2,108
2022	2,196
2023	2,105
Thereafter	10,954
Total undiscounted lease liability	19,903
Less:
Discount on cash flows	(3,854)
Lease signed, but not yet commenced	(536)
Total operating lease liability	$15,513

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, variable interest rate	$662,364	$726,277
Commitments to extend credit, fixed interest rate	121,527	105,359
	$783,891	$831,636
Standby letters of credit	$26,712	$31,729

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

NOTE 18: REVENUE RECOGNITION

ASC 606 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A majority of the Company’s revenue is derived from interest income on financial assets, which is not within the scope of ASC 606. Income from changes in the cash surrender value of bank-owned life insurance is also not within the scope of ASC 606.

The Company’s revenue-generating activities that are within the scope of ASC 606 are included in noninterest income in the condensed consolidated income statements. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged at a point in time based on activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Deposit account service charges	$1,681	$1,597	$4,967	$4,572
Net gain on sale of assets	190	152	347	492
Card interchange fees	908	922	2,713	2,820
Other noninterest income	906	412	2,303	1,150

NOTE 19: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company, at its discretion, may match a portion of each employee’s contribution and may make additional contributions. For the nine months ended September 30, 2019 and 2018, the Company contributed $1.5 million and $1.4 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At September 30, 2019 and December 31, 2018, the amount payable, including interest, for this deferred plan was approximately $2.6 million and $2.5 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $357,000 and $421,000 at September 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $382,000 and $219,000 at September 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

Change of Control Agreements

In 2017, the Company entered into employment agreements with certain executive officers. These agreements provide for severance benefits if the Company terminates the executive without cause or the executive resigns with good reason, as defined in the agreements. In addition, upon a change of control, as that term is defined in the agreements, these employees will be entitled to an aggregate amount estimated to be $4.4 million at September 30, 2019 and December 31, 2018, in accordance to the terms of their respective agreements. No compensation has been recorded to date as a change of control condition is not deemed probable.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At September 30, 2019,  963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At September 30, 2019,  314,924 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Nine Months Ended September 30,
	2019		2018
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	232,322	$16.66	260,322	$16.00
Granted	—	—	—	—
Exercised	(15,244)	12.74	(25,400)	9.85
Forfeited/expired	(4,000)	17.73	—	—
Outstanding at end of period	213,078	16.92	234,922	16.67

A summary of stock options as of the dates shown below was as follows:

	September 30, 2019
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	148,879	64,199	213,078
Weighted-average exercise price per share	$15.62	$19.94	$16.92
Aggregate intrinsic value (in thousands)	$1,871	$530	$2,401
Weighted-average remaining contractual term (years)	5.1	7.2	5.7

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2017	212,580	$26.71	—	$—
Granted	18,500	29.71	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2018	231,080	$26.95	—	$—

Outstanding at December 31, 2018	181,773	27.05	24,000	34.46
Granted	36,992	32.18	—	—
Vested	(3,100)	29.69	—	—
Forfeited	(3,220)	29.99	—	—
Outstanding at September 30, 2019	212,445	$27.86	24,000	$34.46

A summary of restricted stock as of the dates shown below was as follows:

	September 30, 2019
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	212,445	24,000
Weighted-average grant date fair value per share	$27.86	$34.46
Aggregate fair value (in thousands)	$5,923	$677
Weighted-average remaining vesting period (years)	2.9	2.4

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock options exercised and restricted stock vested, shares withheld and shares issued were as follows:

	Three Months Ended September 30, 2019
	Exercised/Vested	Shares Withheld	Shares Issued
Stock Options	400	(280)	120
Restricted Stock	—	—	—
	Nine Months Ended September 30, 2019
	Exercised/Vested	Shares Withheld	Shares Issued
Stock Options	15,244	(2,318)	12,926
Restricted Stock	3,100	(658)	2,442

There were no shares withheld for options exercised or restricted stock vested in the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019 and 2018, stock compensation expense was $608,000,  $415,000,  $1.7 million and $1.2 million, respectively. As of September 30, 2019, there was approximately $5.4 million of total unrecognized compensation expense related to the stock‑based compensation arrangements, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.8 years.

NOTE 21: REGULATORY MATTERS

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

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of September 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2019 and December 31, 2018, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 437,738	14.99%	$ 131,426	4.50%	$ 204,440	7.00%	N/A	N/A
Bank Only	$ 396,161	13.57%	$ 131,415	4.50%	$ 204,424	7.00%	$ 189,822	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 437,738	14.99%	$ 175,234	6.00%	$ 248,248	8.50%	N/A	N/A
Bank Only	$ 396,161	13.57%	$ 175,220	6.00%	$ 248,229	8.50%	$ 233,627	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 463,692	15.88%	$ 233,646	8.00%	$ 306,660	10.50%	N/A	N/A
Bank Only	$ 422,115	14.45%	$ 233,627	8.00%	$ 306,635	10.50%	$ 292,034	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 437,738	13.23%	$ 132,358	4.00%	$ 132,358	4.00%	N/A	N/A
Bank Only	$ 396,161	11.97%	$ 132,344	4.00%	$ 132,344	4.00%	$ 165,430	5.00%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.71%	$ 123,885	4.50%	$ 192,710	7.00%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 123,877	4.50%	$ 192,697	7.00%	$ 178,933	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.76%	$ 165,180	6.00%	$ 234,005	8.50%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 165,169	6.00%	$ 233,989	8.50%	$ 220,225	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.63%	$ 220,240	8.00%	$ 289,065	10.50%	N/A	N/A
Bank Only	$ 387,211	14.07%	$ 220,225	8.00%	$ 289,046	10.50%	$ 275,282	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.74%	$ 127,350	4.00%	$ 127,350	4.00%	N/A	N/A
Bank Only	$ 363,140	11.41%	$ 127,350	4.00%	$ 127,350	4.00%	$ 159,188	5.00%

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

NOTE 22: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income tax expense	$ 2,990	$ 3,207	$ 8,666	$ 7,984
Effective tax rate	18.61%	19.76%	18.62%	19.40%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank‑owned life insurance related earnings.

NOTE 23: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income for common shareholders	$13,076	$13,023	$37,881	$33,177
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,923	24,859	24,918	24,850
Dilutive effect of outstanding stock options and unvested restricted stock awards	123	201	135	157
Diluted weighted-average shares outstanding	25,046	25,060	25,053	25,007
Earnings per share:
Basic	$0.52	$0.52	$1.52	$1.34
Diluted	$0.52	$0.52	$1.51	$1.33

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I  — Item 1A.  — Risk Factors in our Annual Report on Form 10-K and the following:

•

natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms and tropical depressions on our market area), acts of terrorism, an outbreak of hostilities or other international or domestic calamities and other matters beyond our control;

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

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K. In this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc., a Texas corporation, and its consolidated subsidiary. All references in this Quarterly Report on Form 10-Q to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, N.A., our wholly‑owned bank subsidiary.

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

Results of Operations

Net income for the three and nine months ended September 30, 2019 increased 0.4% and 14.2%, respectively, compared to the three and nine months ended September 30, 2018. These increases are primarily due to increased net interest income and noninterest income, partially offset by higher noninterest expense. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands, except per share data and percentages)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Interest income	$39,193	$34,665	$4,528	13.1%	$114,827	$98,877	$15,950	16.1%
Interest expense	4,618	3,139	1,479	47.1%	12,625	7,436	5,189	69.8%
Net interest income	34,575	31,526	3,049	9.7%	102,202	91,441	10,761	11.8%
Provision for loan losses	579	(1,142)	1,721	150.7%	2,533	413	2,120	513.3%
Noninterest income	4,115	3,526	589	16.7%	14,911	10,393	4,518	43.5%
Noninterest expense	22,045	19,964	2,081	10.4%	68,033	60,260	7,773	12.9%
Income before income taxes	16,066	16,230	(164)	(1.0%)	46,547	41,161	5,386	13.1%
Income tax expense	2,990	3,207	(217)	(6.8%)	8,666	7,984	682	8.5%
Net income	$13,076	$13,023	$53	0.4%	$37,881	$33,177	$4,704	14.2%
Earnings per share - basic	$0.52	0.52			$1.52	$1.34
Earnings per share - diluted	$0.52	0.52			$1.51	$1.33
Dividends declared per share	$0.10	0.05			$0.30	$0.15
Dividend payout ratio	19.25%	9.64%			19.92%	11.34%
Return on average assets (1)	1.53%	1.62%			1.52%	1.42%
Return on average shareholders' equity (1)	9.92%	11.02%			9.95%	9.65%
Efficiency ratio (2)	56.98%	56.96%			58.09%	59.17%

(1)	Annualized.
(2)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Net Interest Income for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

Net interest income for the nine months ended September 30, 2019 was $102.2 million, compared to $91.4 million for the nine months ended September 30, 2018, an increase of $10.8 million, or 11.8%. The increase in net interest income in the nine months of 2019, compared to the nine months of 2018 was primarily due to higher average loans, higher average yields on loans and higher average yields on other interest-earning assets, partially offset by the impact of higher average rates on interest-bearing deposits and higher average FHLB advances. Average loans increased in the first nine months of 2019 due to organic growth and the increase in average loan yields reflects rates in the market. The increase in average rates on interest-bearing deposits in the first nine months of 2019 was mainly due to competitive stress on rates primarily for certificates of deposit and money market accounts. Although rates have increased on the Company’s interest-bearing deposits, they remain a low-cost source of funds compared to other sources such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets
Interest-earnings assets:
Total loans (2)	$2,583,454	$105,754	5.47%	$2,366,714	$90,468	5.11%
Securities	233,913	4,512	2.58%	227,552	4,478	2.63%
Other interest-earning assets	224,123	4,054	2.42%	242,529	3,334	1.84%
Equity investments	14,419	507	4.70%	15,449	597	5.17%
Total interest-earning assets	3,055,909	$114,827	5.02%	2,852,244	$98,877	4.63%
Allowance for loan losses	(24,762)			(25,318)
Noninterest-earnings assets	299,648			289,391
Total assets	$3,330,795			$3,116,317
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,538,793	$11,536	1.00%	$1,499,925	$7,035	0.63%
FHLB advances and repurchase agreements	60,377	1,073	2.38%	5,979	76	1.70%
Note payable and junior subordinated debt	—	16	—	10,826	325	4.01%
Total interest-bearing liabilities	1,599,170	$12,625	1.06%	1,516,730	$7,436	0.66%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,186,985			1,118,408
Other liabilities	35,791			21,744
Total noninterest-bearing liabilities	1,222,776			1,140,152
Shareholders’ equity	508,849			459,435
Total liabilities and shareholders’ equity	$3,330,795			$3,116,317
Net interest income		$102,202			$91,441
Net interest spread (3)			3.96%			3.97%
Net interest margin (4)			4.47%			4.29%
Net interest margin—tax equivalent (5)			4.51%			4.32%

(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(5)	Tax equivalent adjustments of $770,000 and $798,000 for the nine months ended September 30, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

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

	Nine Months Ended September 30, 2019, Compared to
	Nine Months Ended September 30, 2018
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$8,285	$7,001	$15,286
Securities	125	(91)	34
Other interest-earning assets	(253)	973	720
Equity investments	(40)	(50)	(90)
Total increase in interest income	8,117	7,833	15,950
Interest-bearing liabilities:
Interest-bearing deposits	182	4,319	4,501
FHLB advances and repurchase agreements	889	108	997
Note payable and junior subordinated debt	(314)	5	(309)
Total increase in interest expense	757	4,432	5,189
Increase in net interest income	$7,360	$3,401	$10,761

Net Interest Income for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

Net interest income for the three months ended September 30, 2019 was $34.6 million, compared to $31.5 million for the three months ended September 30, 2018, an increase of $3.0 million, or 9.7%. The increase in net interest income between these periods was primarily due to higher average loan balances and average yields, partially offset by the impact of higher average rates on interest-bearing deposits and increased average FHLB advances.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (2)	$2,655,941	$36,353	5.43%	$2,404,491	$31,513	5.20%
Securities	234,525	1,436	2.41%	230,592	1,535	2.64%
Other interest-earning assets	215,900	1,212	2.25%	272,739	1,404	2.04%
Equity investments	16,154	192	4.72%	16,799	213	5.01%
Total interest-earning assets	3,122,520	$39,193	4.98%	2,924,621	$34,665	4.70%
Allowance for loan losses	(25,422)			(25,689)
Noninterest-earnings assets	296,861			292,598
Total assets	$3,393,959			$3,191,530
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,557,503	$4,130	1.05%	$1,530,077	$2,961	0.77%
FHLB advances and repurchase agreements	84,847	484	2.26%	12,657	62	1.94%
Note payable and junior subordinated debt	—	4	—	10,826	116	4.25%
Total interest-bearing liabilities	1,642,350	$4,618	1.12%	1,553,560	$3,139	0.80%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,189,087			1,145,516
Other liabilities	39,775			23,600
Total noninterest-bearing liabilities	1,228,862			1,169,116
Shareholders’ equity	522,747			468,854
Total liabilities and shareholders’ equity	$3,393,959			$3,191,530
Net interest income		$34,575			$31,526
Net interest spread (3)			3.86%			3.90%
Net interest margin (4)			4.39%			4.28%
Net interest margin—tax equivalent (5)			4.43%			4.31%

(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(5)	Tax equivalent adjustments of $257,000 and $261,000 for the three months ended September 30, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2019, Compared to
	Three Months Ended September 30, 2018
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$3,295	$1,545	$4,840
Securities	26	(125)	(99)
Other interest-earning assets	(293)	101	(192)
Equity investments	(8)	(13)	(21)
Total increase in interest income	3,020	1,508	4,528
Interest-bearing liabilities:
Interest-bearing deposits	53	1,116	1,169
FHLB advances and repurchase agreements	398	24	422
Note payable and junior subordinated debt	(112)	—	(112)
Total increase in interest expense	339	1,140	1,479
Increase in net interest income	$2,681	$368	$3,049

Provision for Loan Losses

The provision for loan losses is an expense used to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans. The provision for loan losses increased $2.1 million to $2.5 million for the nine months ended September 30, 2019, compared to $413,000 for the nine months ended September 30, 2018, reflecting the increase in loans during those periods.

The provision for loan losses for the three months ended September 30, 2019 was $579,000 compared to a recapture of $1.1 million for the three months ended September 30, 2018. The increase in the provision for loan losses between these periods of $1.7 million reflects the increase in loans during those periods.

Noninterest Income

For the nine months ended September 30, 2019, noninterest income increased $4.5 million, compared to the nine months ended September 30, 2018, primarily due to increased earnings on bank-owned life insurance. For the three months ended September 30, 2019, noninterest income increased $589,000, compared to the three months ended September 30, 2018, primarily due to increased swap origination fees. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Deposit account service charges	$1,681	$1,597	$84	5.3%	$4,967	$4,572	$395	8.6%
Net gain on sale of assets	190	152	38	25.0%	347	492	(145)	(29.5%)
Card interchange fees	908	922	(14)	(1.5%)	2,713	2,820	(107)	(3.8%)
Earnings on bank-owned life insurance	430	443	(13)	(2.9%)	4,581	1,359	3,222	237.1%
Other	906	412	494	119.9%	2,303	1,150	1,153	100.3%
Total noninterest income	$4,115	$3,526	$589	16.7%	$14,911	$10,393	$4,518	43.5%

Deposit Account Service Charges. Service charges on deposit accounts increased in the nine months ended September 30, 2019, compared to the same period in 2018, predominately due to an increase in non-sufficient and account analysis charges incurred by the Company’s deposit customers.

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets,  loans, securities and other real estate owned, or OREO. Net gain on sale of assets decreased in the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower gains on sales of loans held for sale during the 2019.

Earnings on Bank-Owned Life Insurance. The Company has purchased life insurance policies on certain employees, that are carried at their cash surrender value on the condensed consolidated balance sheet and changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased  $3.2 million, during the nine months ended September 30, 2019, compared to the same period of 2018 due to nontaxable death benefit proceeds of $4.7 million received under bank-owned insurance policies. The Company recorded a gain of $3.3 million over the cash surrender value during the nine months ended September 30, 2019.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and other fee income. Other noninterest income increased during the three and nine months ended September 30, 2019, compared to the same periods of the prior year due to increased swap origination fees.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. For the three and nine months ended September 30, 2019, compared to the same period of the prior year, noninterest expense increased primarily due to increased salaries and employee benefits and professional and director fees. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Salaries and employee benefits	$ 13,951	$ 12,499	$ 1,452	11.6%	$ 41,958	$ 37,690	$ 4,268	11.3%
Net occupancy expense	2,484	2,428	56	2.3%	7,089	7,126	(37)	(0.5%)
Regulatory fees	144	488	(344)	(70.5%)	1,054	1,546	(492)	(31.8%)
Data processing	652	664	(12)	(1.8%)	2,027	2,013	14	0.7%
Software	469	400	69	17.3%	1,334	1,168	166	14.2%
Printing, stationery and office	313	291	22	7.6%	993	858	135	15.7%
Amortization of intangibles	221	245	(24)	(9.8%)	678	748	(70)	(9.4%)
Professional and director fees	1,455	809	646	79.9%	5,828	2,414	3,414	141.4%
Correspondent bank and customer related expense	67	66	1	1.5%	198	201	(3)	(1.5%)
Loan processing	124	102	22	21.6%	343	295	48	16.3%
Advertising, marketing and business development	407	437	(30)	(6.9%)	1,379	1,418	(39)	(2.8%)
Repossessed real estate and other assets	—	3	(3)	(100.0%)	—	65	(65)	(100.0%)
Security and protection expense	410	346	64	18.5%	1,100	959	141	14.7%
Telephone and communications	434	342	92	26.9%	1,268	1,122	146	13.0%
Other expense	914	844	70	8.3%	2,784	2,637	147	5.6%
Total noninterest expense	$ 22,045	$ 19,964	$ 2,081	10.4%	$ 68,033	$ 60,260	$ 7,773	12.9%

Salaries and Employee Benefits. Salaries and benefits increased in the three and nine months ended September 30, 2019, compared to the same periods in the prior year as a result of annual salary increases in 2019, increased headcount and increased stock compensation expense due to restricted stock grants.

Regulatory Fees. Regulatory fees decreased in the three and nine months ended September 30, 2019, compared to the same periods in the prior year due to an FDIC deposit assessment credit received.

Professional and Director Fees. Professional and director fees include legal, audit, loan review and consulting fees. The increase during the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily due to increased legal fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations. The Bank incurred legal fees related to this investigation of $729,000 and $3.3 million in the three and nine months ended September 30, 2019, respectively.

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

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Provision for income tax expense	$ 2,990	$ 3,207	$ 8,666	$ 7,984
Effective tax rate	18.61%	19.76%	18.62%	19.40%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to the non-taxable gain related to bank‑owned life insurance.

Financial Condition

Total assets were $3.4 billion as of September 30, 2019, compared to $3.3 billion as of December 31, 2018, an increase of $152.5 million primarily due to an increase in loans of $230.0 million and a $12.9 million increase due to operating lease right-to-use assets, partially offset by a $92.7 million decrease in cash and cash equivalents.

Total liabilities increased primarily due to a $120.0 million increase in FHLB advances and an increase of $15.5 million due to operating lease liabilities, partially offset by a $22.0 million decrease in deposits.

Operating lease right-to-use assets and operating lease liabilities were added due to the implementation of the new lease accounting standard. See Note 1 and Note 16 to the condensed consolidated financial statements for further discussion of the new lease accounting standard. See further analysis of the other changes in the related discussions that follow.

Loan Portfolio

As of September 30, 2019, loans, excluding loans held for sale, were $2.7 billion, an increase of $230.0 million, or 9.4%, compared to $2.4 billion at December 31, 2018. The increase in loans was primarily due to organic growth and increased capital needs of existing customers.

The loan portfolio by loan class as of the dates indicated was as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Commercial and industrial	$523,831	$519,779	$4,052	0.8%
Real estate:
Commercial real estate	875,329	795,733	79,596	10.0%
Construction and development	572,276	515,533	56,743	11.0%
1-4 family residential	287,434	282,011	5,423	1.9%
Multi-family residential	298,396	221,194	77,202	34.9%
Consumer	37,975	39,421	(1,446)	(3.7%)
Agricultural	10,836	11,076	(240)	(2.2%)
Other	76,860	68,382	8,478	12.4%
Gross loans	2,682,937	2,453,129	229,808	9.4%
Less deferred fees and unearned discount	(6,113)	(6,306)	193	(3.1%)
Less loans held for sale	—	—	—	—
Loans, excluding loans held for sale	2,676,824	2,446,823	230,001	9.4%
Less allowance for loan losses	(25,576)	(23,693)	(1,883)	7.9%
Loans, net	$2,651,248	$2,423,130	$228,118	9.4%
Loans as a percentage of deposits	96.61%	87.60%
Loans as a percentage of total assets	77.26%	73.90%

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
September 30, 2019
Commercial and industrial	$249,869	$251,152	$22,810	$523,831
Real estate:
Commercial real estate	111,105	568,776	195,448	875,329
Construction and development	170,519	343,059	58,698	572,276
1-4 family residential	11,934	47,703	227,797	287,434
Multi-family residential	42,845	72,270	183,281	298,396
Consumer	24,664	13,204	107	37,975
Agricultural	9,361	1,475	—	10,836
Other	20,885	53,972	2,003	76,860
Total loans	$641,182	$1,351,611	$690,144	$2,682,937
Fixed rate loans	$177,593	$728,658	$285,522	$1,191,773
Variable rate loans	463,589	622,953	404,622	1,491,164

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Nonaccrual loans by category:
Commercial and industrial	$ 354	$ 1,317
Real estate:
Commercial real estate	159	1,517
1-4 family residential	629	656
Total nonaccrual loans	1,142	3,490
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	1,142	3,490
Foreclosed assets:
Real estate	—	12
Other	—	—
Total foreclosed assets	—	12
Total nonperforming assets	$ 1,142	$ 3,502
Nonperforming loans to total loans	0.04%	0.14%
Nonperforming assets to total assets	0.03%	0.11%

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

The Company had no loans graded “loss” or “doubtful” at September 30, 2019 and December 31, 2018.

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
September 30, 2019
Commercial and industrial	$507,785	$4,160	$11,886	$523,831
Real estate:
Commercial real estate	852,731	20,879	1,719	875,329
Construction and development	558,148	14,128	—	572,276
1-4 family residential	281,463	599	5,372	287,434
Multi-family residential	298,396	—	—	298,396
Consumer	37,724	—	251	37,975
Agricultural	10,756	50	30	10,836
Other	70,164	—	6,696	76,860
Total	$2,617,167	$39,816	$25,954	$2,682,937

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agricultural	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total	$2,404,521	$22,763	$25,845	$2,453,129

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

Activity in the allowance for loan losses as of the dates indicated was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Allowance for loan losses at beginning of period	$23,693	$24,778
Provision for loan losses	2,533	413
Charge-offs:
Commercial and industrial	869	1,136
Real estate:
Commercial real estate	44	9
1-4 family residential	12	3
Consumer	88	1
Other	52	3
Total charge-offs	1,065	1,152
Recoveries:
Commercial and industrial	311	424
Real estate:
Commercial real estate	81	14
1-4 family residential	3	5
Consumer	15	2
Other	5	2
Total recoveries	415	447
Net charge-offs	(650)	(705)
Allowance for loan losses at end of period	$25,576	$24,486
Allowance for loan losses to end of period loans	0.96%	0.99%
Net charge-offs to average loans(1)	0.03%	0.04%

(1)	Annualized.

The allowance for loan losses by loan category as of the periods indicated was as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$7,470	29.2%	$7,719	32.6%
Real estate:
Commercial real estate	7,788	30.5%	6,730	28.4%
Construction and development	4,825	18.9%	4,298	18.1%
1-4 family residential	2,338	9.1%	2,281	9.6%
Multi-family residential	1,829	7.1%	1,511	6.4%
Consumer	558	2.2%	387	1.6%
Agricultural	82	0.3%	62	0.3%
Other	686	2.7%	705	3.0%
Total allowance for loan losses	$25,576	100.0%	$23,693	100.0%

Securities

As of September 30, 2019, the carrying amount of the Company’s securities totaled $228.1 million compared to $230.0 million as of December 31, 2018, a decrease of $1.9 million or 0.8%. Amortized cost decreased $8.8 million as a result of maturities, sales, calls and paydowns outpacing purchases.  The unrealized gains (losses) of the security portfolio was a net gain of $3.1 million at September 30, 2019 and a net loss of $3.8 million at December 31, 2018. This change of $6.9 million was due to changing market interest rates.

Amortized cost and estimated fair value of investments in securities as of the dates shown was as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019
Debt securities available for sale:
State and municipal securities	$51,240	$1,862	$(8)	$53,094
U.S. agency securities:
Collateralized mortgage obligations	60,974	471	(106)	61,339
Mortgage-backed securities	111,550	1,203	(300)	112,453
Equity securities	1,149	—	(3)	1,146
Total	$224,913	$3,536	$(417)	$228,032
Debt securities held to maturity:
Mortgage-backed securities	$29	$2	$—	$31

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Equity securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The Company held 33 securities at September 30, 2019 and 100 securities at December 31, 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities the Company holds are impaired due to reasons of credit quality and believes the unrealized losses detailed in the tables below are temporary. No impairment loss has been recorded in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2019 and 2018.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2019
Debt securities available for sale:
State and municipal securities	$2,043	$(7)	$106	$(1)
U.S. agency securities:
Collateralized mortgage obligations	10,514	(39)	8,580	(67)
Mortgage-backed securities	16,946	(40)	27,186	(260)
Equity securities	—	—	1,146	(3)
	$29,503	$(86)	$37,018	$(331)
December 31, 2018
Debt securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Equity securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

The Company’s mortgage‑backed securities at September 30, 2019 and December 31, 2018, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yield based on annualized income divided by the average amortized cost of the available for sale securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
September 30, 2019
Debt securities:
State and municipal securities	$1,366	2.7%	$1,409	2.5%	$7,948	2.6%	$42,371	2.9%	$53,094	2.9%
U.S. agency securities:
Collateralized mortgage obligations	—	—%	—	—%	4,952	2.5%	56,387	2.5%	61,339	2.5%
Mortgage-backed securities	30	2.4%	1,945	3.8%	1,305	3.3%	109,173	2.6%	112,453	2.6%
Equity securities	1,146	2.3%	—	—%	—	—%	—	—%	1,146	2.3%
Total securities	$2,542	2.5%	$3,354	3.2%	$14,205	2.7%	$207,931	2.6%	$228,032	2.6%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 4.0 years with an estimated modified duration of 3.7 years as of September 30, 2019.

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

As of September 30, 2019, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, for which aggregate adjusted cost exceeded 10.0% of consolidated shareholders’ equity.

Deposits

Total deposits as of September 30, 2019, were $2.7 billion, a decrease of $22.0 million, or 0.8%, compared to December 31, 2018. Noninterest‑bearing deposits as of September 30, 2019, were $1.2 billion, an increase of $13.7 million, or 1.2%, compared to December 31, 2018. Total interest‑bearing account balances as of September 30, 2019, were $1.5 billion, a decrease of $35.6 million, or 2.2% from December 31, 2018. The changes in deposits from December 31, 2018 to September 30, 2019 are due to normal fluctuations in customer activities.

The components of deposits at the dates shown below were as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand accounts	$337,746	12.3%	$387,457	14.0%
Money market accounts	739,436	26.9%	737,770	26.7%
Saving accounts	91,413	3.3%	96,962	3.5%
Certificates and other time deposits, $100,000 or greater	198,561	7.3%	189,007	6.8%
Certificates and other time deposits, less than $100,000	180,451	6.6%	172,028	6.2%
Total interest-bearing deposits	1,547,607	56.4%	1,583,224	57.2%
Noninterest-bearing deposits	1,196,720	43.6%	1,183,058	42.8%
Total deposits	$2,744,327	100.0%	$2,766,282	100.0%

At September 30, 2019 and December 31, 2018, the Company had $57.3 million and $51.5 million in deposits from public entities and brokered deposits of $117.2 million and $104.5 million, respectively. The Company had no major concentrations of deposits at September 30, 2019 or December 31, 2018 from any single or related groups of depositors.

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Three months or less	$70,945	$71,817
Over three months through six months	67,718	50,966
Over six months through 12 months	134,659	119,180
Over 12 months through three years	89,055	108,436
Over three years	16,635	10,636
Total	$379,012	$361,035

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the nine months ended September 30, 2019 were computed on an annualized basis.

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$353,265	0.25%	$362,498	0.23%
Savings accounts	93,786	0.06%	94,754	0.06%
Money market accounts	722,451	1.26%	714,565	0.87%
Certificates and other time deposits, $100,000 or greater	188,087	1.32%	173,160	0.79%
Certificates and other time deposits, less than $100,000	181,204	1.58%	174,666	1.23%
Total interest-bearing deposits	1,538,793	1.00%	1,519,643	0.70%
Noninterest-bearing deposits	1,186,985	—	1,134,191	—
Total deposits	$2,725,778	0.57%	$2,653,834	0.40%

The ratio of average noninterest‑bearing deposits to average total deposits was 43.5% for the nine months ended September 30, 2019 and 42.7% for the year ended December 31, 2018.

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

Covenants made under the Amended Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined under the Amended Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Amended Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2019.

As of September 30, 2019, there were no outstanding borrowings on the Line of Credit and the Company has not drawn on this line since the Company entered the agreement.

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by certain loans. As of September 30, 2019 and December 31, 2018, total borrowing capacity of $950.8 million and $919.9 million, respectively, was available under this arrangement. During the nine months ended September 30, 2019 and 2018, the Company borrowed under this agreement on a short-term basis. As of September 30, 2019,  $120.0 million of FHLB advances were outstanding and they matured in less than thirty days. At December 31, 2018, there were no outstanding FHLB advances. The average outstanding balance for FHLB advances for the nine months ended September 30, 2019 and 2018 was $59.1 million and $4.5 million, respectively. The increase in FHLB advances during the three and nine months ended September

30, 2019 was due to loan growth during the respective periods. The weighted-average rate for the nine months ended September 30, 2019 and 2018 was 2.42% and 2.18%, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s primary source of funds is deposits and the primary use of funds is loans. Historically, the cost of the Company’s deposits has been lower than other sources of funds available, such as debt. The Company does not expect a change in the primary source or use of funds in the foreseeable future. The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Sources of funds:
Deposits:
Interest-bearing	46.2%	48.1%
Noninterest-bearing	35.6%	35.9%
FHLB advances and repurchase agreements	1.8%	0.2%
Note payable and junior subordinated debt	—%	0.4%
Other liabilities	1.1%	0.7%
Shareholders’ equity	15.3%	14.7%
Total sources	100.0%	100.0%
Uses of funds:
Loans	77.6%	75.8%
Securities	7.0%	7.2%
Other interest-earning assets	6.7%	8.1%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	8.3%	8.4%
Total uses	100.0%	100.0%
Average loans to average deposits	94.8%	90.1%

As of September 30, 2019, the Company had $783.9 million in outstanding commitments to extend credit and $26.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2019, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

As of September 30, 2019, cash and cash equivalents was $289.4 million, compared to $382.1 million as of December 31, 2018, a decrease of $92.7 million. The decrease was primarily due to an increase in loans of $230.0 million, a $22.0 million decrease in deposits, partially offset by a $120.0 million increase in FHLB advances and net income of $37.9 million. See the condensed consolidated statement of cash flows for the nine months ended September 30, 2019 for additional analysis.

Capital Resources

Total shareholders’ equity increased to $525.2 million as of September 30, 2019, compared to $487.6 million as of December 31, 2018, an increase of $37.6 million, or 4.7%, primarily due the current year income of $37.9 million, a $5.4 million increase in other comprehensive income and $1.7 million of stock compensation expense, partially offset by  $7.5 million in dividends to common shareholders declared during the nine months ended September 30, 2019.

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. During the nine months ended September 30, 2019, 100 shares were repurchased at $27.98 per share and retired.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At September 30, 2019 and December 31, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. The following table presents the regulatory capital ratios for our Company and the Bank as of the dates indicated.

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 437,738	14.99%	$ 131,426	4.50%	$ 204,440	7.00%	N/A	N/A
Bank Only	$ 396,161	13.57%	$ 131,415	4.50%	$ 204,424	7.00%	$ 189,822	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 437,738	14.99%	$ 175,234	6.00%	$ 248,248	8.50%	N/A	N/A
Bank Only	$ 396,161	13.57%	$ 175,220	6.00%	$ 248,229	8.50%	$ 233,627	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 463,692	15.88%	$ 233,646	8.00%	$ 306,660	10.50%	N/A	N/A
Bank Only	$ 422,115	14.45%	$ 233,627	8.00%	$ 306,635	10.50%	$ 292,034	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 437,738	13.23%	$ 132,358	4.00%	$ 132,358	4.00%	N/A	N/A
Bank Only	$ 396,161	11.97%	$ 132,344	4.00%	$ 132,344	4.00%	$ 165,430	5.00%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.71%	$ 123,885	4.50%	$ 192,710	7.00%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 123,877	4.50%	$ 192,697	7.00%	$ 178,933	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.76%	$ 165,180	6.00%	$ 234,005	8.50%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 165,169	6.00%	$ 233,989	8.50%	$ 220,225	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.63%	$ 220,240	8.00%	$ 289,065	10.50%	N/A	N/A
Bank Only	$ 387,211	14.07%	$ 220,225	8.00%	$ 289,046	10.50%	$ 275,282	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.74%	$ 127,350	4.00%	$ 127,350	4.00%	N/A	N/A
Bank Only	$ 363,140	11.41%	$ 127,350	4.00%	$ 127,350	4.00%	$ 159,188	5.00%

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with contractual obligations, as of the dates indicated were as follows:

	Less than	1 year to	3 year to	Greater than
(Dollars in thousands)	1 year	3 years	5 years	5 years	Total
September 30, 2019
Federal Home Loan Bank advances	$120,000	$—	$—	$—	$120,000
Non-cancelable future operating leases	1,991	4,302	4,008	9,602	19,903
Certificates of deposit	273,322	89,055	16,635	—	379,012
Total	$395,313	$93,357	$20,643	$9,602	$518,915
December 31, 2018
Non-cancelable future operating leases	$2,118	$4,363	$4,565	$10,048	$21,094
Certificates of deposit	241,963	108,436	10,636	—	361,035
Junior subordinated debt	1,571	—	—	—	1,571
Total	$245,652	$112,799	$15,201	$10,048	$383,700

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

		More than	3 years or
	1 year or	1 year but less	more but less	5 years or
(Dollars in thousands)	less	than 3 years	than 5 years	more	Total
September 30, 2019
Standby letters of credit	$18,120	$3,592	$5,000	$—	$26,712
Commitments to extend credit	457,114	282,137	37,377	7,263	783,891
Total	$475,234	$285,729	$42,377	$7,263	$810,603
December 31, 2018
Standby letters of credit	$22,789	$3,940	$5,000	$—	$31,729
Commitments to extend credit	486,480	267,099	14,415	63,642	831,636
Total	$509,269	$271,039	$19,415	$63,642	$863,365

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	September 30, 2019		December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	14.9%	11.0%	16.7%	(3.1)%
+ 200	10.4%	12.0%	11.6%	(0.4)%
+ 100	5.5%	9.0%	6.1%	1.1%
Base	—%	—%	—%	—%
−100	(4.9)%	(16.0)%	(6.8)%	(7.6)%

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 9% of the Company’s loans. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

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

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Tangible Equity
Total shareholders’ equity	$525,220	$487,625
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,106	5,775
Tangible equity	$439,164	$400,900
Tangible Assets
Total assets	$3,431,585	$3,279,096
Adjustments:
Goodwill	80,950	80,950
Other intangibles	5,106	5,775
Tangible assets	$3,345,529	$3,192,371

Common shares outstanding	24,923	24,907

Book value per share	$21.07	$19.58
Tangible book value per share	$17.62	$16.10

Total shareholders’ equity to total assets	15.31%	14.87%
Tangible equity to tangible assets	13.13%	12.56%

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended September 30, 2019 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Maximum
Number of Shares
			Number of	That May Yet be
			Shares Purchased	Purchased Under a
	Number of	Average Price	as Part of Publicly	Plan at the
Period	Shares Purchased	Paid per Share	Announced Plan	End of the Period (1)
July 1, 2019 - July 31, 2019	-	-	-	-
August 1, 2019 - August 31, 2019	-	-	-	-
September 1, 2019 - September 30, 2019	-	$ 27.98	100	1,434,620

(1)	Computed based on the closing share price of the Company’s common stock as of September 30, 2019.

There were no shares repurchased in the three months ended September 30, 2019 resulting from vesting of restricted stock awards.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL (Xtensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: October 24, 2019	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2019	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)