Form 10-K
period 2019-12-31
CBTX, Inc.
filed 2020-02-26
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $498.7 million.

As of February 21, 2020, there were 25,195,123 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 210,400 shares of unvested restricted stock deemed to have beneficial ownership.

Document Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

CBTX, INC.

PART I.

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors”  and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

CBTX, Inc., is a bank holding company incorporated in Texas in 2007. All references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc. and its consolidated subsidiaries and all references to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, its wholly‑owned bank subsidiary, unless otherwise indicated or the context otherwise requires. All references to “Houston” refer to the Houston‑The Woodlands‑Sugar Land Metropolitan Statistical Area, or MSA and surrounding counties references to “Beaumont” refer to the Beaumont‑Port Arthur MSA and surrounding counties and references to “Dallas” refer to the Dallas-Fort Worth-Arlington MSA and surrounding counties.

The Bank’s headquarters are located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861‑7200. A majority of the Company’s executives are located in our Houston office at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600. The Company completed an initial public offering of its common stock on November 10, 2017. The Company’s common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “CBTX.”

The Bank operates 19 branches located in the Houston market, 15 branches located in the Beaumont market and one branch in the Dallas market. The Company has experienced significant organic growth since commencing banking operations, as well as growth through mergers, acquisitions and de novo branches. The Company is focused on controlled profitable growth. Total assets increased from $2.6 billion at December 31, 2014 to $3.5 billion as of December 31, 2019 and return on average assets improved from 0.9% for the year ended December 31, 2014 to 1.50% for the year ended December 31, 2019.

The Company’s merger, acquisition and expansion history includes the following:

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

The Company began operations in Beaumont and surrounding counties and expanded into the Houston market. The loan portfolio at December 31, 2019 was 74.1% in the Houston market and 24.6% in the Beaumont market. In November 2018, the Bank opened a loan production office in Dallas, which became a full branch in January 2019. The Company believes that there are significant ongoing growth opportunities in its markets.

The Bank is primarily a business bank and its focus is on providing commercial banking solutions to small and mid‑sized businesses and professionals including attorneys, accountants and other professional service providers with operations in our markets. The Bank offers a broad range of banking products, including commercial and industrial loans, commercial real estate loans, construction and development loans, 1‑4 family residential mortgage loans, multi-family residential loans consumer loans, agricultural loans, treasury services, traditional retail deposits and a full suite of online banking services. The Bank has a relationship-based approach, and at December 31, 2019, 82.1% of the Bank’s loan customers had a deposit relationship with the Bank.

The banking and financial services industry is highly competitive, and the Company competes with a wide range of financial institutions within its markets, including local, regional and national commercial banks and credit unions. The Company also competes with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third‑party payment processors, financial technology, or fintech companies and other financial intermediaries for certain of our products and services. Some of the Company’s competitors are not subject to the same regulatory restrictions and the level of regulatory supervision applicable to the Company.

Interest rates on loans and deposits, as well as prices on fee‑based services, are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit and ability to offer sophisticated banking products and services.

The Bank seeks to remain competitive with respect to fees charged, interest rates and pricing and the Bank believes that its broad and sophisticated suite of financial solutions, high‑quality customer service culture, positive reputation and long‑standing community relationships enables it to compete successfully within its markets and enhances its ability to attract and retain customers.

Employees

The Company’s success depends on its ability to attract and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees can be intense and it may be difficult to locate personnel with the necessary combination of skills, attributes and business relationship.

Additionally, the Company is committed to employee development, including a mentorship program, which provides retail staff with one on one training with experienced employees. The Company also has an officer development program with formal in‑house training programs for junior bankers including guidance from senior banking team members.

As of December 31, 2019, the Company employed 500 full‑time equivalent employees.

Available Information

The Company’s website address is www.communitybankoftx.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at http://www.SEC.gov.

Supervision and Regulation

The United States, or U.S., banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, Office of the Comptroller of the Currency, or OCC, Federal Deposit Insurance Corporation, or FDIC, Consumer Financial Protection Bureau, or CFPB, Internal Revenue Service, or IRS, and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the Regulatory Relief Act, was enacted. The Regulatory Relief Act repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things, directing the federal banking regulators to develop a community bank leverage ratio for banking organizations that have less than $10.0 billion in total assets and have certain risk profiles, exempting certain banking organizations with less than $10.0 billion or less in total assets from the Volcker Rule (discussed below), narrowing and simplifying the definition of high volatility commercial real estate, and requiring the federal banking regulators to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1.0 billion to $3.0 billion.

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

The Basel III Capital Rules also require bank holding companies and banks to maintain a “capital conservation buffer” on top of the minimum risk‑based capital ratios. The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer, which became fully phased in on January 1, 2019, requires banking organizations to hold CET1 capital in excess of the minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

The Basel III Capital Rules attempted to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes were stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital, new constraints on the inclusion of minority interests, mortgage‑servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions, and the requirement that most regulatory capital deductions be made from CET1 capital. The Basel III Capital Rules also changed the methods of calculating certain risk‑weighted assets, which in turn affected the calculation of risk‑based ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo‑style transactions.

The Basel III Capital Rules permit the Federal Reserve and the OCC to set higher capital requirements for individual institutions whose circumstances warrant it. For example, institutions experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet “well capitalized” standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the rules.

The federal banking regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal banking regulators.

Pursuant to the Regulatory Relief Act, the Federal Reserve, the OCC and the FDIC published final rules implementing the community bank leverage ratio. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage capital ratio of greater than 9.0%, off-balance-sheet exposures of 25.0% or less of total consolidated assets and trading assets plus trading liabilities of 5.0% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the community bank leverage ratio framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage capital ratio of greater than 9.0% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9.0% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8.0%. A banking organization that fails to maintain a leverage capital ratio greater than 8.0% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Capital Rules and file the appropriate regulatory reports. The Company and the Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized and the amount necessary to cause the institution to become adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Volcker Rule. As mandated by the Dodd-Frank Act, in December 2013, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain ownership interests in, or relationships with, a “covered fund” (commonly referred to as the “Volcker Rule”). The Regulatory Relief Act discussed above included a provision exempting banking organizations with $10.0 billion or less in total consolidation assets, and total trading assets and trading liabilities that are 5.0% or less of total consolidated assets, from the Volcker Rule. Thus, the Company and the Bank are not currently subject to the Volcker Rule.

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

Control Acquisitions.  Under the BHC Act, a company may not acquire “control” of a bank holding company or a bank without the prior approval of the Federal Reserve. The statute defines control as ownership or control of 25.0% or more of any class of voting securities, control of the election of a majority of the board of directors, or any other circumstances in which the Federal Reserve determines that a company directly or indirectly exercises a controlling influence over the management or policies of the bank holding company or bank. The Federal Reserve regulations include a presumption that control does not exist only when a company owns or controls less than 5.0% of the outstanding shares of any class of voting securities. Companies that propose to acquire between 5.0% and 25.0% of any class of voting securities usually consult with the Federal Reserve in advance and often must make written commitments not to exercise control. As a matter of policy, the Federal Reserve has in a number of cases required a company to take certain actions to avoid control if it proposes to acquire 25.0% or more but less than 33.0% of the total equity of a bank or bank holding company through the acquisition of both voting and non‑voting shares, even if the voting shares are less than 25.0% of a class. The Federal Reserve generally deems the acquisition of 33.0% or more of the total equity of a bank or bank holding company to represent control.

The BHC Act does not apply to acquisitions by individuals or certain trusts, but if an individual, trust, or company proposes to acquire control of a bank or bank holding company, the Change in Bank Control Act, or CIBC Act, requires prior notice to the bank’s primary federal regulator or to the Federal Reserve in the case of a bank holding company. The CIBC Act uses the same definition of control as the BHC Act, but agency regulations under the CIBC Act presume in many cases that a change in control occurs when an individual, trust, or company acquires 10.0% or more of any class of voting securities. The notice is not required for a company required to file an application under the BHC Act for the same transaction.

The requirements of the BHC Act and the CIBC Act could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength.  We are regarded as a legal entity separate and distinct from CommunityBank of Texas. The principal source of our revenues is dividends received from the Bank. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. The Federal Reserve regulates capital dividends paid by the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, we should not pay cash dividends that exceed our net income in any year or that can only be funded in ways that weaken our financial strength, including by borrowing money to pay dividends.

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

CommunityBank of Texas, N.A.

The Bank is subject to various requirements and restrictions under the laws of the U.S. and to regulation, supervision and examination by the OCC. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the OCC is the Bank’s primary federal regulator. The OCC and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Capital Adequacy Requirements. Under the Basel III Capital Rules, discussed above, the OCC monitors the capital adequacy of the Bank by using a combination of risk‑based guidelines and leverage ratios. The OCC considers the Bank’s capital levels when acting on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, OCC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital‑deficient institutions that are FDIC‑insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,”

“adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the current capital rules, which became effective on January 1, 2015, a well capitalized bank has a total risk‑based capital ratio of 10.0% or higher, a Tier 1 risk‑based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a CET1 capital ratio of 6.5% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized bank has a total risk‑based capital ratio of 8.0% or higher, a Tier 1 risk‑based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher, a CET1 capital ratio of 4.5% or higher and does not meet the criteria for a well capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

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

As a national bank’s capital decreases, the OCC is statutorily required to take increasingly severe actions against the bank.  If a national bank is significantly undercapitalized, the OCC must, among other actions, require the bank to engage in capital raising activities, restrict interest rates paid by the bank, restrict the bank’s activities or asset growth, require the bank to dismiss certain directors and senior executive officers, restrict the bank’s transactions with its affiliates, or require the bank to divest itself of or liquidate certain subsidiaries. The OCC has very limited discretion in dealing with a critically undercapitalized national bank and is virtually required to appoint a receiver or conservator.

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

Restrictions on Transactions with Affiliates and Insiders.  Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W promulgated under such Sections. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third-parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refer to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk‑based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd‑Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

Concentrated Commercial Real Estate Lending Regulations.  The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may be exposed to heightened commercial real estate lending concentration risk and subject to further supervisory analysis if (1) total reported loans for construction, land development and other land represent 100.0% or more of total capital or (2) total reported loans secured by multi‑family residential properties and nonfarm nonresidential properties and loans for construction, land development and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased by 50.0% or more during the prior 36 months. If a concentration is present, management is expected to employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Anti‑Money Laundering and Office of Foreign Assets Control.  A major focus of governmental policy on banks and other financial institutions in recent years has been combating money laundering and terrorist financing. The Bank Secrecy Act, or BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other federal laws impose significant obligations on certain financial institutions, including the Bank, to detect and deter money laundering and terrorist financing. The principal obligations of an insured depository institution include, among other things, the need to: (i) establish an anti-money laundering program that includes training and audit components; (ii) designate a BSA officer; (iii) establish a

“know your customer” program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iv) identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions; (v) take additional precautions with respect to customers that pose heightened risk; (vi) monitor, investigate and report suspicious transactions or activity; (vii) file currency transaction reports for deposits and withdrawals of large amounts of cash; (viii) verify and certify money laundering risk with respect to private banking and foreign correspondent banking relationships; (ix) maintain records for certain minimum periods of time; and (x) respond to requests for information by law enforcement. The Financial Crimes Enforcement Network, or FinCEN, and the federal banking regulators have imposed significant civil money penalties against banks found to be violating these obligations.

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

Privacy.  The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non‑public information about consumers to non‑affiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non‑affiliated third-party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence, to a significant extent, the overall growth of bank loans, investments, deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in total annual gross revenues during our last fiscal year and satisfying other applicable standards, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies.  As an emerging growth company:

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

We have elected to take advantage of the scaled disclosures and other relief described above in this Annual Report on Form 10-K, and we may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an “emerging growth company.”  In general, we would cease to be an “emerging growth company” if we have $1.07 billion or more in annual revenues, we have more than $700 million in market value of our common stock held by non-affiliates on any June 30 more than one year after our initial public offering, or we issue more than $1.0 billion of non-convertible debt over a three-year period.  As a result, we could cease to be an “emerging growth company” as soon as the end of the 2020 fiscal year.  For so long as we may choose to take advantage of some or all of these reduced burdens, the level of information that we provide shareholders may be different than you might get from other public companies in which you hold stock.  In addition, when these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, which we may not be able to predict or estimate.

Future Legislation and Regulatory Reform

In recent years, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide‑ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies and the effects of such legislation, regulation and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

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

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse impact on our business, financial condition and results of operations.

We are subject to interest rate risk and fluctuations in interest rates may adversely impact our earnings.

Changes in interest rates could have an adverse impact on our net interest income and on our business, financial condition and results of operations. Many factors outside our control impact interest rates, including governmental monetary policies and macroeconomic conditions. A majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income and are subject to “gaps” in the interest rate sensitivities of our assets and liabilities that may negatively impact our earnings. Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and delayed payment, and reduces demand for collateral securing the loan.  Further, loans in nonaccrual status require continued funding costs, but result in decreased interest income. Interest rate increases may also reduce the demand for loans and increase competition for deposits. Declining interest rates can increase loan prepayments and long‑term fixed rate credits, which could adversely impact our earnings and net interest margin if rates increase. If short‑term interest rates remain at low levels for a prolonged period and longer‑term interest rates fall, we could experience net interest margin compression as our interest‑earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. Changes in interest rates can also impact the value of loans, securities and other assets.

Our business is concentrated in and largely dependent upon the continued growth and welfare of our markets and on the banking industry in general.

Our business is concentrated in the Houston and Beaumont, Texas markets and we recently entered the Dallas, Texas market. Our success depends, to a significant extent, upon the economic activity and conditions in our markets. Economic conditions within our markets are influenced by the energy sector generally and the price of oil and gas in particular. Adverse economic conditions that impact our markets could reduce our growth rate, the ability of our customers to repay their loans, the value of collateral underlying our loans, our ability to attract deposits and generally impact our business, financial condition, results of operations and future prospects. Due to our geographic concentration, we may be less able than other larger regional or national financial institutions to diversify our credit risks.

National market conditions and economic trends, such as volatility in the real estate market in some parts of the country, uncertain regulatory and changing interest rate conditions could adversely impact our business, financial condition and results of operations. A national economic downturn or deterioration of conditions in our market could adversely impact our borrowers and cause losses beyond those that are provided for in our allowance for credit losses due to increases in loan delinquencies, nonperforming assets and foreclosures and decreases in demand for our products and services, which could adversely impact our liquidity position and decrease the value of the collateral.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

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

Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The  adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020 will impact our methodology for estimating the allowance for loan losses. See “Item 8—Financial Statements and Supplementary Data—Note  1.”

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses.

Our nonperforming assets include nonaccrual loans and assets acquired through foreclosure. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations when they become due. The resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. While we seek to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition and any increase in the amount of nonperforming or classified assets could have a material impact on our business, financial condition and results of operations, including through increased capital requirements from regulators.

The small to medium‑sized businesses that we lend to may have fewer resources to endure adverse business developments, which may impair our borrowers’ ability to repay loans.

We focus our business development and marketing strategy primarily on small to medium‑sized businesses. Small to medium‑sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium‑sized business often depends on the management skills, talents and efforts of a small group of people and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

We could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Texas economy and adversely impact our results of operations and financial condition. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending. More significantly for us, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as job losses in industries tied to energy, lower spending habits, lower borrowing needs and a number of other potential impacts that are difficult to isolate or quantify.

We are subject to risk arising from conditions impacting the real estate market and related appraisals and other valuation techniques to evaluate and monitor these loans.

As of December 31, 2019,  $2.0 billion, or 75.0%, of our gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation and can fluctuate significantly in a short period. Adverse developments affecting real estate values and the liquidity of real estate in our markets or in Texas generally, could increase the credit risk associated with our loan portfolio, result in losses that adversely affect credit quality and cause us to increase our allowance for loan losses. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. In addition, adverse weather events, including hurricanes and flooding, could damage the property pledged as collateral, which could also result in additional losses upon foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Any declines in real estate values that are used as collateral for loans, decreased liquidity and increased losses on foreclosure could have a material adverse impact on our business, financial condition and results of operations.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time of appraisal and real estate values may change significantly in relatively short periods of time. These estimates may not accurately describe the value of the real property collateral and we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property.

We are subject to risk from foreclosure of real estate assets.

If we foreclose on a loan with real estate assets as collateral, we would own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters.

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

Commercial real estate and real estate construction and development loan portfolio have credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2019, $1.2 billion, or 44.5%, of our gross loans were nonresidential real estate loans (including owner‑occupied commercial real estate loans) and $527.8 million, or 19.9%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions.

Owner‑occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non‑owner‑occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner‑occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses.

Construction and development loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period.

We could be adversely impacted by loans collateralized by general business assets.

As of December 31, 2019, commercial and industrial loans were $527.6 million, or 19.9%, of our gross loans. Commercial and industrial loans are generally collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. Commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis and repayment is subject to the ongoing business operations risks of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thus exposing us to increased credit risk.

Delinquencies, defaults and foreclosures in residential mortgages create a higher risk of repurchases and indemnity requests.

We originate residential mortgage loans for sale to correspondent banks who may resell such mortgages to government‑sponsored enterprises, such as Fannie Mae, Freddie Mac and other investors. As a part of this process, we make various representations and warranties to the purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, we could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. Although we did not repurchase any residential mortgage loans sold to correspondent banks in 2018 or 2019, if we are forced to repurchase mortgage loans in the future that we have previously sold to investors, or indemnify those investors, our business, financial condition and results of operations could be adversely impacted.

Our largest loan and deposit relationships currently make up significant percentages of our total loan portfolio and of our deposits, respectively.

As of December 31, 2019, our 15 largest loan relationships, including related entities,  totaled $334.4 million, or 12.6%, of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively impact our earnings and capital. Even if the loans are collateralized, a large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

As of December 31, 2019, our 15 largest depositors,  including related entities, totaled $394.2 million, or 13.8%, of our total deposits. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of their deposits could lead to a loss of other deposits from customers within the relationship. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, which may be more expensive and less stable.

We have made loans to and accepted deposits from related parties.

From time to time, we have made loans to and accepted deposits from certain of our directors and officers and the directors and officers of the Bank in compliance with applicable regulations and our written policies. Our business relationships with related parties are highly regulated. In particular, our ability to do business with related parties is limited with respect to, among other things, extensions of credit described in the Federal Reserve’s Regulation O and covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. If we were to fail to comply with any of these regulations, we could be subject to enforcement and other legal actions by the Federal Reserve.

We could be adversely impacted by the unexpected loss of the services of our executive management team and other key employees.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. We may not be successful in retaining our key employees or finding adequate replacements for lost personnel.

Our growth strategy, which includes acquisitions and de novo branching, includes a number of risks.

We intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk‑adjusted returns. Our acquisition activities could be material to our business and involve a number of risks, including, but not limited to, the following:

•	competition from other banking organizations and other acquirers;
•	market pricing for desirable acquisitions resulting in lower than traditional returns;
•	the time and expense associated with identifying, evaluating, and negotiating acquisitions, including diversion of management time from the operation of our existing business;
•	using inaccurate estimates and judgments with respect to the health or value of acquisition targets;
•	failure to achieve expected revenues, earnings, savings or synergies from an acquisition;
•	unknown or contingent target liabilities, including compliance and regulatory issues;
•	the time and expense required of integration of target customers and data;
•	loss of key employees and customers;
•	reputational issues if the target’s management does not align with our culture and values;
•	risks of impairment to goodwill; and
•	regulatory delays.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching which carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking locations and successfully integrate and promote our corporate culture among various others.  Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have a material adverse impact on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The accounting policies we consider to be “critical” are those significant accounting policies and methods that require judgments, assumptions and estimates and materially affect our consolidated financial statements and related disclosures. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Annual Report on Form 10-K. If future events or regulatory views differ significantly from our judgments, assumptions and estimates, a restatement of prior period financial statements may be required.  Any such restatement may damage our reputation and could adversely impact the price of our common stock, financial condition and results of operations.

There could be material changes to our financial statements and disclosures as a result of changes in accounting standards or regulatory interpretations of existing standards.

From time to time the FASB or the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new accounting and reporting standards or change existing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new standard, a revision to an existing standard or change the application of a standard in such a way that financial statements for periods previously reported are revised.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. In the past, significant deficiencies have been identified in our internal controls over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Our actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

We are dependent on the use of data and modeling in our decision‑making.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision‑making and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd‑Frank Act stress testing and Comprehensive Capital Analysis and Review submissions, we anticipate that model‑derived testing may become more extensively implemented by regulators in the future.

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

A lack of liquidity could impair our ability to fund operations.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and securities to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, loan repayments, sales of our securities, sales of loans and other sources could have a negative impact on our liquidity.

Our most important source of funds is deposits, which have historically been stable sources of funds. However, deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, including increasing competitive pressure from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources, such as through our line of credit, capital markets offerings, borrowing from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank, or from other third-parties, in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

We have unfunded credit commitments, which could adversely impact our liquidity.

We have unfunded commitments to extend credit, which are formal agreements to lend funds to customers as long as there are no violations of any conditions established in the contracts. Unfunded credit commitments are not reflected on our consolidated balance sheet and are generally not drawn upon. Borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment where clients are more dependent on our credit commitments. Increased borrowings under these commitments could adversely impact our liquidity.

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

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely impact our business.

As a community bank, our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and by being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers. Further, negative public opinion can expose us to litigation and regulatory action and could delay and impede our efforts to implement our expansion strategy.

We could recognize losses on securities held in our portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

We invest in securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause other‑than‑temporary impairment or in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other‑than‑temporary impairment related to our investment portfolio as of December 31, 2019, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods.

We depend on our information technology and telecommunications systems, including third-party service providers.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems including with third‑party servicers and financial intermediaries. We outsource many of our major systems. Specifically, we rely on third-parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring our network and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third‑party servicers. We could experience service denials if demand for such services exceeds capacity or such third‑party systems fail or experience interruptions The failure of these systems, an information security or cybersecurity breach involving any of our third‑party service providers, or the termination or change in terms of a third‑party software license or service agreement on which any of these systems is based, could interrupt our operations. Replacing vendors or addressing other issues with our third‑party service providers could entail significant delay, expense and disruption of service could adversely impact or business, financial condition and results of operations. Even if we can replace third‑party service providers, it may be at a higher cost to us.

In addition, the Bank’s primary federal regulator, the OCC, has issued guidance outlining the expectations for third‑party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the OCC, have issued enforcement actions against financial institutions for failure in oversight of third‑party providers and violations of federal banking law by such providers when performing services for financial institutions. Any failure on our part to adequately oversee the actions of our third‑party service providers could result in regulatory actions against the Bank.

We could be adversely impacted by fraudulent activity, breaches of our information security and cybersecurity attacks.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients, or third-parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including within the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third-parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third-parties. In addition, to access our network, products and services, our customers and other third-parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

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

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur, and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

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
•

these threats arise from numerous sources, not all of which are in our control, including among others, human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

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

•

the vulnerability of systems to third-parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third-parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third-parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

We have a continuing need for technological change.

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

We are subject to laws regarding the privacy, information security and protection of personal information.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third-parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third-parties). For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third-parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third-parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of customer information we process, as well as plans for responding to data security breaches. There are various state and federal data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all our clients, suppliers, counterparties and other third-parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third-parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage our reputation and otherwise adversely impact our operations and financial condition.

We could be adversely impact by employee errors and customer or employee fraud.

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

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely impact our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third-party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely impact our business, financial condition and results of operations.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

We may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. We could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean‑up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures.

We could be adversely impacted by natural disasters, pandemics and other catastrophes.

We operate banking locations throughout Houston and Beaumont areas, which are susceptible to hurricanes, tropical storms, other adverse weather conditions, pandemics and other catastrophes. In addition, man‑made events such as acts of terror and governmental responses to acts of terror, malfunctions of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our markets. These adverse weather and catastrophic events can disrupt our operations, cause widespread and extensive property damage, force the relocation of residents and significantly disrupt economic activity in the region, significantly depress the local economies in which we operate and adversely affect our customers. If the economies in our markets experience an overall decline because of a catastrophic event, demand for loans and our other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on our loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of our customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures our loans could be materially and adversely affected by a catastrophic event.

We are subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as our company, rely on technology companies to provide information technology products and services necessary to support their day‑to‑day operations. Technology companies frequently enter litigation based on allegations of patent infringement or other violations of intellectual property rights. We also use trademarks and logos for marketing purposes, and third-parties may allege that our marketing, processes or systems may infringe their intellectual property rights. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

These licenses may also significantly increase our operating expense. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation that can be expensive, time‑consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party.

In addition to litigation relating to intellectual property, we are regularly involved in litigation matters in the ordinary course of business. While we believe that these litigation matters should not have a material adverse impact on our business, financial condition, results of operations or future prospects, we may be unable to successfully defend or resolve any current or future litigation matters.

The value of our goodwill and other intangibles may become impaired.

We review goodwill and other intangibles for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of these assets might be impaired. While we have not recorded any impairment charges related to goodwill and other intangibles, there can be no assurance that our future evaluations of our existing goodwill and intangibles or such assets we may acquire in the future will not result in findings of impairment and related write‑downs.

Risks Related to the Regulation of Our Industry

We operate in a highly regulated environment.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely impact our business, financial condition and results of operations.

The implementation of the Dodd‑Frank Act could adversely affect our business, financial condition and results of operations.

On July 21, 2010, the Dodd‑Frank Act was signed into law and there remains uncertainty around the impact of the law and the implementation and regulations pursuant to the law. The Trump administration issued an executive order calling for a full review of the Dodd‑Frank Act and the regulations promulgated under it. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely impact our business, financial condition and results of operations.

We could be adversely impacted if we fail to comply with any supervisory actions.

As part of the bank regulatory process, the OCC and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. Becoming subject to such regulatory actions could adversely impact our reputation, business, financial condition and results of operations.

We are subject to stringent capital requirements.

The federal banking agencies published new capital rules, referred to herein as the Basel III capital rules, which apply to all bank holding companies with $3.0 billion or more in consolidated assets and all banks regardless of size. Under the Basel III capital rules, we are required to maintain certain minimum capital levels. Our inability to comply with these capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, limit our ability to repurchase shares or pay dividends and discretionary bonuses or result in regulatory actions, any of which could adversely impact our business, financial condition and results of operations.

Many of our new activities and expansion plans require regulatory approvals and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses and expansion of the Bank’s banking location network, or de novo branching. Generally, we must receive federal regulatory approval before we can acquire a depository institution or related business insured by the FDIC, or before we open a de novo branch. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the impact of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities). Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

We face a risk of noncompliance and enforcement action related to anti‑money laundering statutes and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and frequently coordinates enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, the Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

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

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA and anti-money laundering laws and regulations.

The Bank is the subject of an investigation by FinCEN and the Bank is cooperating with this investigation.  The Bank has incurred material fees and expenses regarding with this matter and may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.  Additionally, the Bank could be subject to additional liability or restrictions on its operations in the event the investigation results in some type of finding of a deficiency in its program that results in an enforcement action or civil money penalty which could have a material adverse impact on us and our operations.

We are subject to numerous laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the

Dodd‑Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse impact on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties can also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse impact on our business, financial condition and results of operations.

Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws could have a material adverse impact our business, financial condition and results of operations.

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

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans.

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

Federal, state and local regulations and/or the licensing of loan servicing, collections and our sales of loans to third-parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service some of our own loans and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, if we were subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operations could be adversely impacted.

In addition, we have sold loans to third-parties. In these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely impact our ability to attract and retain our highest performing employees.

In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd‑Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the way we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely impacted.

Increases in FDIC insurance premiums could adversely impact our earnings and results of operations.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd‑Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and the FDIC is required to put in place a restoration plan should the Deposit Insurance Fund fall below its 1.35% minimum reserve ratio. If the Deposit Insurance Fund falls below its minimum reserve ratio or fails to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay higher FDIC premiums.

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

We could be adversely impacted by the soundness of other financial institutions.

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

We could be adversely impacted by monetary policies and regulations of the Federal Reserve.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant impact on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us, such policies could adversely impact our business, financial condition and results of operations.

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

The focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely impact our loan originations and profitability.

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

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our shareholders.

We may issue additional securities in the future and from time to time, including as consideration in future acquisitions or under compensation or incentive plan. Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing shareholders. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. We may grant registration rights covering shares of our common stock or other securities in connection with acquisitions and investments.

The obligations associated with being a public company require significant resources and management attention.

As a public company, our legal, accounting, administrative and other costs and expenses are substantial. We are subject to the reporting requirements of the Exchange Act and the rules and regulations implemented by the SEC, the Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Act, the Public Company Accounting Oversight Board, or PCAOB and the Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and Nasdaq rules has made certain operating activities more time‑consuming. Further, our reporting burden will increase when we no longer qualify for the scaled disclosure allowed us as an “emerging growth company” under the JOBS Act. We could cease to be an “emerging growth company” as soon as the end of the 2020 fiscal year. When these exemptions cease to apply, we will likely incur additional expenses and devote increased management effort toward compliance.

Our management and Board of Directors have significant control over our business.

Our directors and named executive officers beneficially owned approximately 29.3% of our outstanding common stock as a group at December 31, 2019. Consequently, our management and Board of Directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders.

The holders of our debt obligations have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations they will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

We may issue shares of preferred stock in the future.

Our certificate of formation authorizes us to issue up to 10,000,000 shares of one or more series of preferred stock. Our Board of Directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price and materially adversely impact the market price and the voting and other rights of the holders of our common stock.

We are dependent upon the Bank for cash flow and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the stock of the Bank. As such, we depend upon the Bank for cash distributions that we use to pay our operating expenses, satisfy our obligations and to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC can restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our dividend policy may change without notice and our future ability to pay dividends is subject to restrictions.

Although we have historically paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

We are also subject to regulation by the Federal Reserve requiring that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our other debt obligations. If required payments on our other debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

In addition, our ability to declare or pay dividends is also subject to the terms of our loan agreement, which prohibits us from declaring or paying dividends upon the occurrence and during the continuation of an event of default. See “Item 8—Financial Statements and Supplementary Data—Note 11.”

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti‑takeover effect.

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

Furthermore, our bylaws provide that the state or federal courts located in Jefferson County, Texas, the county in which Beaumont is located, will be the exclusive forum for: (a) any actual or purported derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty by any of our directors or officers; (c) any action asserting a claim against us or our directors or officers arising pursuant to the Texas Business Organizations Code, our certificate of formation, or our bylaws; or (d) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. As a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our bylaws related to choice of forum. The choice of forum provision in our bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates 35 banking locations, all of which are in Texas. The headquarters of the Bank is located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861‑7200. A majority of the Company’s executives are located in Houston at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210‑7600. The Bank operates branches in the following Texas locations:

	Number of Branches	Owned	Leased
Houston Market
Baytown	1	1	—
Boling	1	1	—
Crosby	2	2	—
Houston	9	3	6
Humble	1	1	—
Pasadena	1	1	—
Sugar Land	1	—	1
Tomball	1	1	—
Wharton	1	—	1
The Woodlands	1	—	1
	19	10	9
Beaumont Market
Beaumont	4	2	2
Buna	1	1	—
Jasper	1	1	—
Kirbyville	1	1	—
Lumberton	1	1	—
Nederland	1	1	—
Newton	1	1	—
Orange	1	1	—
Port Arthur	1	1	—
Silsbee	1	1	—
Vidor	1	1	—
Woodville	1	1	—
	15	13	2
Dallas Market
Preston Center	1	—	1

Total	35	23	12

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive‑in and leases the branch. The Company believes that lease terms for the 12 branches that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2023 to 2045, without consideration of any renewal periods available.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of our common stock are traded on the Nasdaq under the symbol “CBTX”.

Holders of Record

As of February 19, 2020, there were approximately 464 holders of record of our common stock. Additionally, a greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Equity compensation plans approved by shareholders (1)	157,000	$ 18.94	1,278,113
Equity compensation plans not approved by shareholders (2)	—	—	—
Total	157,000	$ 18.94	1,278,113

(1)

The number of shares available for future issuance includes 314,913 shares available under the Company’s 2017 Omnibus Incentive Plan (which allows for the issuance of options, as well as various other stock-based awards) and 963,200 shares available under the Company’s 2014 Stock Option Plan.

(2)

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 56,078 options with a weighted-average exercise price of $11.29 to be issued under a stock option plan the Company assumed in a 2006 acquisition.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act of 1934 or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The maximum number of shares that may yet be purchased in the table below relates to this repurchase program. No shares were repurchased under this program during the fourth quarter of 2019.

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

				Maximum
				Number of Shares
			Number of	That May Yet be
			Shares Purchased	Purchased Under a
	Number of	Average Price	as Part of Publicly	Plan at the
Period	Shares Purchased	Paid per Share	Announced Plan	End of the Period (1)
October 1, 2019 - October 31, 2019	-	-	-	1,396,063
November 1, 2019 - November 30, 2019	6,001	$ 29.35	-	1,354,919
December 1, 2019 - December 31, 2019	1,475	$ 29.43	-	1,285,257

(1)	Computed based on the closing share price of the Company’s common stock as of the end of the periods shown.

Stock Performance Graph

The following performance graph compares total stockholders’ return on our common stock for the period beginning at the close of trading on November 7, 2017 and for each quarter until the end of 2019, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Bank Index for the same periods. Cumulative total return is computed by dividing the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 7, 2017, in the Company’s common stock, including reinvestment of dividends and October 31, 2017 in the Nasdaq Composite Index and the Nasdaq Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	11/7/17	12/17	3/18	6/18	9/18	12/18	3/19	6/19	9/19	12/19
CBTX, Inc.	100.0	106.11	105.50	118.61	127.73	105.84	117.26	101.98	101.40	113.55
Nasdaq Composite	100.0	102.83	105.49	112.47	120.81	99.91	116.71	121.22	119.66	136.58
Nasdaq Bank	100.0	101.91	104.15	105.90	104.01	84.56	91.72	96.17	104.05	105.03

Item 6. Selected Financial Data

The following consolidated selected financial data as of and for the five-year period ended December 31, 2019, is derived from our audited financial statements and should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and equivalents	$372,064	$382,070	$326,199	$382,103	$434,901
Loans, excluding loans held for sale	2,639,085	2,446,823	2,311,544	2,154,885	2,092,010
Allowance for loan losses	(25,280)	(23,693)	(24,778)	(25,006)	(25,315)
Loans, net	2,613,805	2,423,130	2,286,766	2,129,879	2,066,695
Goodwill and other intangible assets, net	85,888	86,725	87,720	88,741	89,829
Total assets	3,478,544	3,279,096	3,081,083	2,951,522	2,882,625
Noninterest-bearing deposits	1,184,861	1,183,058	1,109,789	1,025,425	1,053,957
Interest-bearing deposits	1,667,527	1,583,224	1,493,183	1,515,335	1,429,409
Total deposits	2,852,388	2,766,282	2,602,972	2,540,760	2,483,366
Shareholders’ equity	535,721	487,625	446,214	357,637	344,313
Income Statement Data:
Interest income	$153,395	$135,759	$116,659	$109,951	$105,525
Interest expense	17,407	11,098	8,885	8,405	7,654
Net interest income	135,988	124,661	107,774	101,546	97,871
Provision (recapture) for loan losses	2,385	(1,756)	(338)	4,575	6,950
Net interest income after provision (recapture) for loan losses	133,603	126,417	108,112	96,971	90,921
Noninterest income	18,628	14,252	14,204	15,749	14,967
Noninterest expense	90,143	82,016	78,292	73,502	70,961
Income before income taxes	62,088	58,653	44,024	39,218	34,927
Income tax expense	11,571	11,364	16,453	12,010	10,791
Net income	$50,517	$47,289	$27,571	$27,208	$24,136
Share and Per Share Data:
Earnings per share - basic	$2.03	$1.90	$1.23	$1.23	$1.07
Earnings per share - diluted	2.02	1.89	1.22	1.22	1.06
Dividends per share	0.40	0.20	0.20	0.20	0.20
Book value per share	21.45	19.58	17.97	16.21	15.44
Tangible book value per share (1)	18.01	16.10	14.44	12.19	11.41
Weighted-average common shares outstanding- basic	24,926	24,859	22,457	22,049	22,462
Weighted-average common shares outstanding- diluted	25,053	25,018	22,573	22,235	22,675
Common shares outstanding at period end	24,980	24,907	24,833	22,062	22,303

(table continued on next page)

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	1.50%	1.50%	0.93%	0.94%	0.85%
Return on average shareholders’ equity	9.81%	10.18%	7.18%	7.79%	7.16%
Net interest margin - tax equivalent basis	4.42%	4.35%	4.06%	3.96%	3.85%
Efficiency ratio (2)	58.30%	59.04%	64.19%	62.66%	62.89%
Selected Ratios:
Loans to deposits	92.52%	88.45%	88.80%	84.81%	84.24%
Noninterest-bearing deposits to total deposits	41.54%	42.77%	42.64%	40.36%	42.44%
Cost of total deposits	0.58%	0.40%	0.30%	0.29%	0.26%
Credit Quality Ratios:
Nonperforming assets to total assets	0.03%	0.11%	0.27%	0.27%	0.52%
Nonperforming loans to total loans	0.04%	0.14%	0.33%	0.29%	0.66%
Allowance for loan losses to nonperforming loans	2,587.51%	678.88%	324.06%	400.80%	183.28%
Allowance for loan losses to total loans	0.96%	0.97%	1.07%	1.16%	1.21%
Net charge-off (recovery) to average loans	0.03%	(0.03%)	—	0.23%	0.32%
Liquidity and Capital Ratios:
Total shareholders’ equity to total assets	15.40%	14.87%	14.48%	12.12%	11.94%
Tangible equity to tangible assets (1)	13.26%	12.56%	11.98%	9.39%	9.11%
Common equity tier 1 capital ratio	15.52%	14.71%	14.19%	11.52%	10.89%
Tier 1 risk-based capital ratio	15.52%	14.76%	14.44%	11.78%	11.16%
Total risk-based capital ratio	16.41%	15.63%	15.42%	12.85%	12.24%
Tier 1 leverage ratio	13.11%	12.74%	12.30%	9.78%	9.34%

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluates its performance based on certain additional non‑GAAP financial measures. The Company classifies a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating, other statistical measures or ratios calculated using exclusively financial measures calculated in accordance with GAAP. Non‑GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way the Company calculates non‑GAAP financial measures may differ from that of other companies reporting measures with similar names.

The Company calculates tangible equity as total shareholders’ equity, less goodwill and other intangible assets, net of accumulated amortization, and tangible book value per share as tangible equity divided by shares of common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure for tangible book value per share is book value per share.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Tangible Equity
Total shareholders’ equity	$535,721	$487,625	$446,214	$357,637	$344,313
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	80,950
Other intangibles	4,938	5,775	6,770	7,791	8,879
Tangible equity	$449,833	$400,900	$358,494	$268,896	$254,484
Tangible Assets
Total assets	$3,478,544	$3,279,096	$3,081,083	$2,951,522	$2,882,625
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	80,950
Other intangibles	4,938	5,775	6,770	7,791	8,879
Tangible assets	$3,392,656	$3,192,371	$2,993,363	$2,862,781	$2,792,796

Common shares outstanding	24,980	24,907	24,833	22,062	22,303

Book value per share	$21.45	$19.58	$17.97	$16.21	$15.44
Tangible book value per share	$18.01	$16.10	$14.44	$12.19	$11.41

Total shareholders’ equity to total assets	15.40%	14.87%	14.48%	12.12%	11.94%
Tangible equity to tangible assets	13.26%	12.56%	11.98%	9.39%	9.11%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements. These forward‑looking statements reflect the Company’s current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I – Item 1A. – Risk Factors” and the following:

•

natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms and tropical depressions on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;

•	the geographic concentration of the Company’s markets in Beaumont and Houston, Texas;
•	the Company’s ability to prudently manage growth and execute its strategy;
•	risks associated with the Company’s acquisition and de novo branching strategy, including entry into new markets;
•	changes in management personnel;
•	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
•	deterioration of asset quality;
•	interest rate risk associated with the Company’s business;
•	business and economic conditions generally and in the financial services industry, nationally and within the Company’s primary markets;
•	volatility and direction of oil prices and the strength of the energy industry, generally and within Texas;
•	the composition of the loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
•	changes in the value of collateral securing the Company’s loans;
•	the Company’s ability to maintain important deposit customer relationships and its reputation;
•	the Company’s ability to maintain effective internal control over financial reporting;
•	increased competition in the financial services industry, particularly from regional and national institutions;
•	volatility and direction of market interest rates;
•	liquidity risks associated with the Company’s business;
•	systems failures or interruptions involving our information technology and telecommunications systems or third‑party servicers;
•	interruptions or breaches in the Company’s information system security;
•	the failure of certain third-party vendors to perform;
•	environmental liability associated with the Company’s lending activities;
•	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
•	repeal of Federal prohibitions on payment of interest on demand deposits;

•

the costs and effects of regulatory or other governmental inquiries, the results of regulatory examinations, investigations (including an ongoing FinCEN investigation), or reviews or the ability to obtain required regulatory approvals;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	further government intervention in the U.S. financial system; and
•	other risks, uncertainties, and factors that are discussed from time to time in reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Accordingly, you should not place undue reliance on any such forward‑looking statements. Any forward‑looking statement speaks only as of the date made and the Company does not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A.  – Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

Overview

The Company operates through one segment, community banking. The Company’s primary source of funds is deposits and primary use of funds is loans. Most of the Company’s revenue is generated from interest on loans and investments. The Company incurs interest expense on deposits and other borrowed funds as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

The Company’s operating results depend primarily on net interest income, calculated as the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings. Changes in market interest rates and the interest rates earned on interest‑earning assets or paid on interest‑bearing liabilities, as well as in the volume and types of interest‑earning asset and interest‑bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

 Periodic changes in the volume and types of loans in the Company’s loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within the Company’s target markets and throughout the state of Texas. The Company maintains diversity in the loan portfolio as a means of managing risk associated with fluctuations in economic conditions. The Company focuses on lending to small to medium‑sized businesses and professionals in its market areas and has a diverse loan portfolio comprised primarily of core relationships. The Company carefully monitors exposure to certain asset classes to minimize the impact of a downturn in the value of such assets.

The Company seeks to remain competitive with respect to interest rates on loans and deposits, as well as prices on fee‑based services, which are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. Through the Company’s relationship‑driven, community banking strategy, a significant portion of its continued growth has been through referral business from existing customers and professionals in the Company’s markets including attorneys, accountants and other professional service providers.

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA and anti-money laundering laws and regulations. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of this report, and the Bank may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

Results of Operations

Year Ended December 31, 2019 vs Year Ended December 31, 2018

Net income for the year ended December 31, 2019 increased 6.8%, compared to the year ended December 31, 2018. This increase is primarily due to increased net interest income and noninterest income, partially offset by a higher provision for loan losses and higher noninterest expense. See further analysis of these fluctuations in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands, except per share data and percentages)	2019	2018	Increase (Decrease)
Interest income	$153,395	$135,759	$17,636	13.0%
Interest expense	17,407	11,098	6,309	56.8%
Net interest income	135,988	124,661	11,327	9.1%
Provision (recapture) for loan losses	2,385	(1,756)	4,141	235.8%
Noninterest income	18,628	14,252	4,376	30.7%
Noninterest expense	90,143	82,016	8,127	9.9%
Income before income taxes	62,088	58,653	3,435	5.9%
Income tax expense	11,571	11,364	207	1.8%
Net income	$50,517	$47,289	$3,228	6.8%
Earnings per share - basic	$2.03	$1.90
Earnings per share - diluted	2.02	1.89
Dividends per share	0.40	0.20
Return on average assets	1.50%	1.50%
Return on average shareholders’ equity	9.81%	10.18%
Average shareholders’ equity to average assets	15.26%	14.72%

Net Interest Income

Net interest income for the year ended December 31, 2019 was $136.0 million, compared to $124.7 million for the year ended December 31, 2018, an increase of $11.3 million, or 9.1%. Net interest income increased in 2019, compared to 2018, primarily due to increases in average loan yields and volume, partially offset by increased average rates on interest-bearing deposits and higher average Federal Home Loan Bank advances. Loan growth during 2019 was funded through increased interest-bearing deposits, noninterest-bearing deposits and Federal Home Loan Bank advances. During 2019, the costs of interest-bearing deposits trended upward due to competitive stress on rates but remain a low-cost source of funds, as compared to other sources of funds such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Years Ended December 31,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,608,505	$141,388	5.42%	$2,392,348	$123,895	5.18%
Securities	233,543	5,954	2.55%	227,384	6,020	2.65%
Other interest-earning assets	243,349	5,333	2.19%	255,323	5,030	1.97%
Equity investments	14,852	720	4.85%	15,282	814	5.32%
Total interest-earning assets	3,100,249	$153,395	4.95%	2,890,337	$135,759	4.70%
Allowance for loan losses	(24,971)			(25,063)
Noninterest-earnings assets	299,387			290,868
Total assets	$3,374,665			$3,156,142
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,566,038	$15,999	1.02%	$1,519,643	$10,586	0.70%
Federal Home Loan Bank advances	61,589	1,386	2.25%	3,356	73	2.18%
Repurchase agreements	1,046	3	0.29%	1,601	4	0.25%
Note payable and junior subordinated debt	—	19	—	10,572	435	4.11%
Total interest-bearing liabilities	1,628,673	$17,407	1.07%	1,535,172	$11,098	0.72%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,193,527			1,134,191
Other liabilities	37,458			22,082
Total noninterest-bearing liabilities	1,230,985			1,156,273
Shareholders’ equity	515,007			464,697
Total liabilities and shareholders’ equity	$3,374,665			$3,156,142
Net interest income		$135,988			$124,661
Net interest spread (2)			3.88%			3.98%
Net interest margin (3)			4.39%			4.31%
Net interest margin—tax equivalent (4)			4.42%			4.35%

(1)	Includes average outstanding balances of loans held for sale.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(4)	Tax equivalent adjustments of $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, have been computed using a federal income tax rate of 21%.

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

	Year Ended December 31, 2019, Compared to
	Year Ended December 31, 2018
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$6,299	$11,194	$17,493
Securities	(230)	164	(66)
Other interest-earning assets	540	(237)	303
Equity investments	(71)	(23)	(94)
Total increase in interest income	6,538	11,098	17,636
Interest-bearing liabilities:
Interest-bearing deposits	5,090	323	5,413
Federal Home Loan Bank advances	46	1,267	1,313
Repurchase agreements	—	(1)	(1)
Note payable and junior subordinated debt	—	(416)	(416)
Total increase in interest expense	5,136	1,173	6,309
Increase in net interest income	$1,402	$9,925	$11,327

Provision for Loan Losses

The provision (recapture) for loan losses is an income adjustment used to maintain an allowance for loan losses at a level deemed appropriate by management to absorb inherent losses on existing loans. The provision for loan loss was $2.4 million for 2019, compared to a recapture of $1.8 million for 2018. The provision in 2019 resulted from increases in loans during that period. The recapture in 2018 resulted from strong credit quality, continuing low nonperforming and impaired loans, minimal charge-off history and an increase in recoveries during the year. For a description of the factors considered by our management in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan Losses.”

Noninterest Income

During the year ended December 31, 2019, noninterest income increased $4.4 million, compared to the year ended December 31, 2018, primarily due to increased earnings on bank-owned life insurance and increased swap origination fees. See further analysis of these fluctuations in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Deposit account service charges	$6,554	$6,281	$273	4.3%
Net gain on sale of assets	652	660	(8)	(1.2%)
Card interchange fees	3,720	3,741	(21)	(0.6%)
Earnings on bank-owned life insurance	5,011	1,815	3,196	176.1%
Other	2,691	1,755	936	53.3%
Total noninterest income	$18,628	$14,252	$4,376	30.7%

Deposit Account Service Charges. Service charges on deposit accounts increased in the year ended December 31, 2019, compared to the year ended December 31, 2018, predominately due to an increase in non-sufficient and account analysis charges incurred by the Company’s deposit customers.

Earnings on Bank-Owned Life Insurance. The Company has purchased life insurance policies on certain employees, that are carried at their cash surrender value on the consolidated balance sheet and changes in the cash surrender value of the policies are recorded in noninterest income. Earnings on bank-owned life insurance increased $3.2 million, during the year ended December 31, 2019, compared to the year ended December 31, 2018, due to nontaxable death benefit proceeds of $4.7 million received under bank-owned life insurance policies. The Company recorded a gain of $3.3 million over the carrying value during the year ended December 31, 2019.

Other. This category includes a variety of other income‑producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and fee income. Other noninterest income increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase of $832,000 in swap origination fee income.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. For the year ended December 31, 2019, compared to the year ended December 31, 2018, noninterest expense increased $8.1 million, primarily due to increased salaries and employee benefits and professional and director fees, partially offset by decreased regulatory fees. See further analysis of these fluctuations in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Salaries and employee benefits	$ 56,222	$ 51,524	$ 4,698	9.1%
Net occupancy expense	9,506	9,394	112	1.2%
Regulatory fees	1,138	2,053	(915)	(44.6%)
Data processing	2,678	2,677	1	0.0%
Software	1,757	1,576	181	11.5%
Printing, stationery and office	1,302	1,161	141	12.1%
Amortization of intangibles	894	985	(91)	(9.2%)
Professional and director fees	7,048	3,537	3,511	99.3%
Correspondent bank and customer related expense	268	265	3	1.1%
Loan processing	445	448	(3)	(0.7%)
Advertising, marketing and business development	1,831	1,824	7	0.4%
Repossessed real estate and other assets	1	72	(71)	(98.6%)
Security and protection expense	1,464	1,276	188	14.7%
Telephone and communications	1,774	1,530	244	15.9%
Other expense	3,815	3,694	121	3.3%
Total noninterest expense	$ 90,143	$ 82,016	$ 8,127	9.9%

Salaries and Employee Benefits. Salaries and benefits increased $4.7 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, as a result of annual salary increases in 2019, increased bonus expense and increased stock compensation expense due to restricted stock grants.

Regulatory Fees. Regulatory fees decreased $915,000 during 2019, compared to 2018, primarily due to an FDIC deposit assessment credit received in 2019.

Professional and Director Fees. Professional and director fees include legal, audit, loan review and consulting fees. The increase in professional and director fees of $3.5 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to increased legal fees incurred in the Bank’s response and cooperation with an investigation by FinCEN regarding the Bank’s compliance with the BSA and anti-money laundering laws and regulations. The Bank incurred legal fees related to this investigation of $3.7 million and $193,000 during the years ended December 31, 2019 and 2018, respectively.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Income tax expense	$ 11,571	$ 11,364
Effective tax rate	18.64%	19.37%

For 2019, the difference between the federal statutory rate of 21% and the effective tax rates presented in the table above was largely attributable to the non-taxable gain related to bank‑owned life insurance and the effective tax rates for both 2019 and 2018 were impacted by tax exempt interest income. See “Item 8—Financial Statements and Supplementary Data—Note 21.”

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

Net Interest Income

Net interest income for the year ended December 31, 2018 was $124.7 million, compared to $107.8 million for the year ended December 31, 2017, an increase of $16.9 million, or 15.7%.  Interest income increased in 2018, as compared to 2017, due to higher average loans and securities and higher average yields on loans, securities and federal funds sold. Interest expense increased in 2018, as compared to 2017, due to higher average interest-bearing deposits and higher rates on interest-bearing deposits, offset by lower interest expense in 2018 due to the payoff of our note payable in the fourth quarter of 2017.  Increases in rates on interest-earning assets increased net interest income by $10.1 million and increased rates paid on interest-bearing liabilities decreased net interest income by $3.0 million for the year December  31, 2018, compared to the year ended December 31, 2017.

The following table presents for the periods indicated, average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Years Ended December 31,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans (1)	$2,392,348	$123,895	5.18%	$2,206,541	$107,368	4.87%
Securities	227,384	6,020	2.65%	220,953	5,347	2.42%
Other interest-earning assets	255,323	5,030	1.97%	272,715	3,204	1.17%
Equity investments	15,282	814	5.32%	14,692	740	5.04%
Total interest-earning assets	2,890,337	$135,759	4.70%	2,714,901	$116,659	4.30%
Allowance for loan losses	(25,063)			(25,319)
Noninterest-earnings assets	290,868			284,165
Total assets	$3,156,142			$2,973,747
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,519,643	$10,586	0.70%	$1,503,350	$7,652	0.51%
Federal Home Loan Bank advances	3,356	73	2.18%	—	—	—
Repurchase agreements	1,601	4	0.25%	2,254	5	0.27%
Note payable and junior subordinated debt	10,572	435	4.11%	32,990	1,228	3.72%
Total interest-bearing liabilities	1,535,172	$11,098	0.72%	1,538,594	$8,885	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,134,191			1,031,707
Other liabilities	22,082			19,388
Total noninterest-bearing liabilities	1,156,273			1,051,095
Shareholders’ equity	464,697			384,058
Total liabilities and shareholders’ equity	$3,156,142			$2,973,747
Net interest income		$124,661			$107,774
Net interest spread (2)			3.98%			3.72%
Net interest margin (3)			4.31%			3.97%
Net interest margin—tax equivalent (4)			4.35%			4.06%

(1)	Includes average outstanding balances of loans held for sale.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
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

	Year Ended December 31,
	2018 Compared to 2017
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Total loans	$9,041	$7,486	$16,527
Securities	156	517	673
Other interest-earning assets	(204)	2,030	1,826
Equity investments	30	44	74
Total increase in interest income	9,023	10,077	19,100
Interest-bearing liabilities:
Interest-bearing deposits	83	2,851	2,934
Federal Home Loan Bank advances	73	—	73
Repurchase agreements	(1)	—	(1)
Note payable and junior subordinated debt	(899)	106	(793)
Increase in net interest income	$9,767	$7,120	$16,887

Provision for Loan Losses

Provision (recapture) for loan losses is an income adjustment used to maintain an allowance for loan losses at a level management deems appropriate to absorb inherent losses on existing loans. For the year ended December 31, 2018, the recapture of $1.8 million was due to strong credit quality, continuing low nonperforming and impaired loans, minimal charge-off history and an increase in recoveries during the year. A recapture of $338,000 was recorded for the year ended December 31, 2017, primarily due to the pay‑offs of certain classified and problem loans and the resulting reversal of their related allowance for loan losses. For a description of the factors considered by our management in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased minimally between 2018 and 2017, although there were increases in deposit account service charges, card interchange fees and earnings on bank-owned life insurance, partially offset by decreased gains on sales of fixed assets. The major categories of noninterest income for the periods indicated below were as follows:

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

Net Gain on Sale of Assets. Net gain on sale of assets consists of the gains associated with the sale of fixed assets, Small Business Association, or SBA, loans, mortgage loans and other assets. Net gain on sale of assets was $660,000 for the year ended December 31, 2018, a decrease of $864,000, or 56.7%, over the same period in 2017. Net gains on sale of assets for the year ended December 31, 2018, primarily related to sales of SBA and mortgage loans. Net gain on sale of assets for the year ended December 31, 2017, primarily related to the settlement of a legal matter related to one of our branches and the sale of certain assets of two branches in 2017.

Card Interchange Fees. We earn card interchange fees from merchants as issuer of debit cards. Card interchange fees increased $288,000 for the year ended December 31, 2018, compared to the year ended December 31, 2017, due to an increase in the volume of such transactions.

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

Salaries and Employee Benefits. The increase in salaries and employee benefit expenses during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to increases in salaries, bonuses and stock compensation expense during 2018, partially offset by the impact of a change in control charge of $2.5 million related to our initial public offering recorded in 2017. Salaries increased in 2018, as compared to 2017, primarily due to annual salary increases and the hiring of additional officer level employees. Stock compensation expense increased in 2018, as compared to 2017, due to the issuance of restricted stock awards during the fourth quarter of 2017 to executives, officers and other key individuals in conjunction with our initial public offering.

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

Professional and director fees include expenditures relating to a security incident involving the possible unauthorized access of certain personal information in the possession of the Bank. Based on a report of an independent forensic investigation firm, we believe that a phishing incident occurred where certain emails and attachments from two employee email accounts may have been accessed by an unauthorized person. We believe that these email accounts contained certain personal information for approximately 7,800 individuals. We stopped the identified unauthorized access and we contacted such individuals and reported the incident to law-enforcement authorities. Our investigation did not find any evidence that the incident involved any unauthorized access to or use of any of the Bank’s internal computer systems or network, and we believe that the access was limited to information that was contained in the email accounts of the two employees.  We incurred total out-of-pocket expenses of $65,000 during 2018 related to this incident.

Advertising and Marketing Expenses. Advertising and promotion‑related expenses were $1.8 million and $1.5 million for the year ended December 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to an increase in media costs associated with the Company’s branding campaign that began early in the second quarter of 2017 and continued into 2018.

Repossessed Real Estate and Other Assets. Costs related to repossessed real estate and other assets decreased $537,000, or 88.2%, during the year ended December  31, 2018, as compared to the year ended December  31, 2017. The decrease was due to a reduction in the number of repossessed and other assets in 2018, as compared to 2017,  and a resulting decrease in related costs.

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

For the years ended December 31, 2018 and 2017, income tax expense totaled $11.4 million and $16.5 million and our effective tax rate for those periods was 19.4% and 37.4%, respectively. The decrease in tax expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, is due to the Tax Cuts and Jobs Act of 2017, or Tax Act, which was effective January 1, 2018. The Tax Act lowered the corporate federal income tax rate in the U.S. from 35% to 21%.  As a result, we recorded a deferred tax asset remeasurement adjustment of $3.9 million in 2017 to reflect the impact of this rate change. The tax rate for 2017 would have been 28.6% without the impact of the deferred tax remeasurement adjustment. See “Item 8—Financial Statements and Supplementary Data—Note 21.”

Financial Condition

Total assets were $3.5 billion as of December 31, 2019, compared to $3.3 billion as of December 31, 2018, an increase of $199.4 million, primarily due to an increase in loans, excluding loans held for sale, of $192.3 million and a $12.9 million increase due to operating lease right-to-use assets, partially offset by a $10.0 million decrease in cash and cash equivalents.

Total liabilities increased $151.4 million, primarily due to a $50.0 million increase in Federal Home Loan Bank advances, a $86.1 million increase in deposits and an increase of $15.7 million due to operating lease liabilities.

Operating lease right-to-use assets and operating lease liabilities were added due to the implementation of the new lease accounting standard. See “Item 8—Financial Statements and Supplementary Data—Note 16” for further discussion of the new lease accounting standard. See further analysis of the other changes in the related discussions that follow.

Loan Portfolio

At December 31, 2019, loans, excluding loans held for sale, were $2.6 billion, an increase of $192.3 million, or 7.9%, compared to $2.5 billion at December 31, 2018. The increase in loans was primarily due to organic growth and increased capital needs of existing customers.

The loan portfolio by loan class as of the dates indicated was as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$527,607	$519,779	$559,363	$511,554	$504,750
Real estate:
Commercial real estate	900,746	795,733	738,293	697,794	693,421
Construction and development	527,812	515,533	449,211	491,626	451,219
1-4 family residential	280,192	282,011	258,584	236,882	217,301
Multi-family residential	277,209	221,194	220,305	133,210	114,366
Consumer	36,782	39,421	40,433	39,694	41,006
Agricultural	9,812	11,076	11,256	11,106	12,737
Other	86,513	68,382	40,344	38,180	64,452
Gross loans	2,646,673	2,453,129	2,317,789	2,160,046	2,099,252
Less deferred fees and unearned discount	(6,125)	(6,306)	(4,785)	(4,548)	(5,680)
Less loans held for sale	(1,463)	—	(1,460)	(613)	(1,562)
Loans, excluding loans held for sale	$2,639,085	$2,446,823	$2,311,544	$2,154,885	$2,092,010

Credit Policies and Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company has centralized and thorough loan underwriting guidelines, maintains a diversified loan portfolio and has highly experienced credit officers and credit analysts.

The Company’s credit culture actively supports the extension of credit based on sound, fundamental lending principles and selectively extending credit to establish long‑term relationships with customers. The Company’s credit officers are involved in the underwriting, structuring and pricing process at inception of the lending opportunity and remain involved through approval. The Company believes that the credit approval process provides for thorough underwriting and efficient decision‑making.  Most of the Company’s commercial loans have personal guarantees. Substantially all the Company’s loans are made to borrowers with whom the Company has ongoing relationships and are located or operating in the Company’s primary market areas. The Company’s reporting system provides management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company actively manages the composition of the loan portfolio, including credit concentrations. Management administers a risk‑based approach to effectively identify, measure, monitor, mitigate, control and manage concentration risks.

The contractual maturity ranges of loans in the loan portfolio and loans with fixed and variable interest rates in each maturity range as of date indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
December 31, 2019
Commercial and industrial	$280,806	$218,921	$27,880	$527,607
Real estate:
Commercial real estate	111,814	591,833	197,099	900,746
Construction and development	150,054	323,800	53,958	527,812
1-4 family residential	13,809	42,310	224,073	280,192
Multi-family residential	73,860	16,774	186,575	277,209
Consumer	24,407	12,137	238	36,782
Agricultural	8,502	1,310	—	9,812
Other	21,492	63,238	1,783	86,513
Gross loans	$684,744	$1,270,323	$691,606	$2,646,673
Fixed rate loans	$177,631	$759,115	$300,661	$1,237,407
Variable rate loans	507,113	511,208	390,945	1,409,266

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt.

The components of nonperforming assets as of the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$977	$3,490	$7,646	$6,239	$13,722
Accruing loans 90 or more days past due	—	—	—	—	90
Total nonperforming loans	977	3,490	7,646	6,239	13,812
Foreclosed assets	—	12	705	1,861	1,092
Total nonperforming assets	$977	$3,502	$8,351	$8,100	$14,904

Total assets	$3,478,544	$3,279,096	$3,081,083	$2,951,522	$2,882,625
Loans, excluding loans held for sale	2,639,085	2,446,823	2,311,544	2,154,885	2,092,010
Allowance for loan losses	25,280	23,693	24,778	25,006	25,315

Nonaccrual loans to loans, excluding loans held for sale	0.04%	0.14%	0.33%	0.29%	0.66%
Allowance for loan losses to nonaccrual loans	2,587.51%	678.88%	324.06%	400.80%	184.48%
Nonperforming loans to loans, excluding loans held for sale	0.04%	0.14%	0.33%	0.29%	0.66%
Nonperforming assets to total assets	0.03%	0.11%	0.27%	0.27%	0.52%

Risk Gradings

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades, as described below, that are used as credit quality. See descriptions of the risk grades in “Item 8—Financial Statements and Supplementary Data—Note 6.”

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agricultural	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Gross loans	$2,582,970	$34,742	$28,961	$2,646,673

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agricultural	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Gross loans	$2,404,521	$22,763	$25,845	$2,453,129

Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies—Loans and Allowance for Loan Losses” and “Item 8—Financial Statements and Supplementary Data—Note 1.”

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

Activity in the allowance for loan losses for the periods indicated was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$23,693	$24,778	$25,006	$25,315	$24,952
Provision for loan losses	2,385	(1,756)	(338)	4,575	6,950
Charge-offs:
Commercial and industrial	1,252	1,928	904	4,884	7,210
Real estate:
Commercial real estate	45	171	120	589	27
Construction and development	—	1	—	—	—
1-4 family residential	12	4	8	3	263
Consumer	97	1	93	277	102
Agricultural	—	—	—	267	—
Other	52	3	—	59	—
Total charge-offs	1,458	2,108	1,125	6,079	7,602
Recoveries:
Commercial and industrial	489	2,737	1,110	1,010	524
Real estate:
Commercial real estate	81	20	9	108	289
1-4 family residential	3	6	13	6	142
Consumer	71	3	43	45	60
Agricultural	10	10	52	26	—
Other	6	3	8	—	—
Total recoveries	660	2,779	1,235	1,195	1,015
Net (charge-offs) recoveries	(798)	671	110	(4,884)	(6,587)
Allowance for loan losses	$25,280	$23,693	$24,778	$25,006	$25,315

Loans, excluding loans held for sale	$2,639,085	$2,446,823	$2,311,544	$2,154,885	$2,092,010
Total average loans	2,608,505	2,392,348	2,206,541	2,140,917	2,068,827
Allowance for loan losses to loans, excluding loans held for sale	0.96%	0.97%	1.07%	1.16%	1.21%
Net charge-offs (recoveries) to total average loans	0.03%	(0.03%)	—	0.23%	0.32%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2019 vs Year Ended December 31, 2018— Provision for Loan Losses” for discussion of the changes in the provision for loan losses and discussion of the recovery in 2018.

The allowance for loan losses by loan category as of the dates shown was as follows:

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$7,671	30.3%	$7,719	32.6%	$7,257	29.3%	$6,409	25.6%	$4,746	18.7%
Real estate:
Commercial real estate	7,975	31.6%	6,730	28.4%	10,375	41.9%	10,770	43.1%	7,058	27.9%
Construction and development	4,446	17.6%	4,298	18.1%	3,482	14.0%	4,598	18.4%	4,504	17.8%
1-4 family residential	2,257	8.9%	2,281	9.6%	1,326	5.4%	1,286	5.1%	2,295	9.1%
Multi-family residential	1,699	6.7%	1,511	6.4%	1,419	5.7%	916	3.7%	762	3.0%
Consumer	388	1.5%	387	1.6%	566	2.3%	353	1.4%	363	1.4%
Agricultural	74	0.3%	62	0.3%	68	0.3%	79	0.3%	93	0.4%
Other	770	3.1%	705	3.0%	285	1.1%	595	2.4%	5,494	21.7%
Total allowance for loan losses	$25,280	100.0%	$23,693	100.0%	$24,778	100.0%	$25,006	100.0%	$25,315	100.0%

Securities

As of December 31, 2019, the carrying amount of the Company’s securities totaled $231.3 million compared to $230.0 million as of December 31, 2018, an increase of $1.3 million, or 0.6%. Amortized cost decreased $5.5 million as a result of maturities, sales, calls and paydowns outpacing purchases.  Net unrealized gains (losses) of the security portfolio was a net gain of $3.0 million at December 31, 2019 and a net loss of $3.8 million at December 31, 2018. This change of $6.8 million was primarily due to changing market interest rates.

The book value of the securities portfolio as of the dates indicated was as follows:

	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Securities available for sale:
Debt securities:
State and municipal securities	$53,279	$57,691	$(4,412)	(7.6%)
U.S. agency securities:
Debt securities	—	16,881	(16,881)	(100.0%)
Collateralized mortgage obligations	55,989	65,414	(9,425)	(14.4%)
Mortgage-backed securities	120,847	88,859	31,988	36.0%
Equity securities:	1,147	1,088	59	5.4%
Debt securities held to maturity:
Mortgage-backed securities	—	31	(31)	(100.0%)
Total securities	$231,262	$229,964	$1,298	0.6%

The Company’s mortgage‑backed securities at December 31, 2019 and 2018, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yields by security type based on estimated annual income divided by the average amortized cost of the Company’s debt securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2019
State and municipal securities	$1,360	2.7%	$1,409	2.5%	$8,132	2.7%	$42,378	2.9%	$53,279	2.9%
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—	4,803	2.5%	51,186	2.4%	55,989	2.4%
Mortgage-backed securities	25	2.3%	1,736	3.8%	1,939	2.8%	117,147	2.6%	120,847	2.6%
Other securities	1,147	2.3%	—	—	—	—	—	—	1,147	—
Total debt securities	$2,532	2.5%	$3,145	3.2%	$14,874	2.6%	$210,711	2.6%	$231,262	2.6%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 4.3 years with an estimated modified duration of 3.9 years as of December 31, 2019.

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

Deposits

Total deposits were $2.9 billion at December 31, 2019, an increase of $86.1 million, or 3.1%, compared to December 31, 2018. Noninterest‑bearing deposits as of December 31, 2019, were $1.2 billion, an increase of $1.8 million, or 0.2%, compared to December 31, 2018. Total interest‑bearing account balances as of December 31, 2019, were $1.7 billion, an increase of $84.3 million, or 5.3%, from December 31, 2018. The changes in deposits from December 31, 2018 to December 31, 2019 were due to normal fluctuations in customer activities.

Deposits as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Interest-bearing demand accounts	$369,744	$387,457	$(17,713)	(4.6%)
Money market accounts	805,942	737,770	68,172	9.2%
Saving accounts	92,183	96,962	(4,779)	(4.9%)
Certificates and other time deposits, $100,000 or greater	208,018	189,007	19,011	10.1%
Certificates and other time deposits, less than $100,000	191,640	172,028	19,612	11.4%
Total interest-bearing deposits	1,667,527	1,583,224	84,303	5.3%
Noninterest-bearing deposits	1,184,861	1,183,058	1,803	0.2%
Total deposits	$2,852,388	$2,766,282	$86,106	3.1%

Uninsured certificates of deposits as of the date indicated below were as follows:

At December 31, 2019, deposits totally $1.5 billion were uninsured. Uninsured certificates of deposit by time remaining until maturity as of the date indicated were as follows:
December 31,
(Dollars in thousands)	2019
Three months or less	$27,098
Over three months through six months	6,001
Over six months through 12 months	48,500
Over 12 months	18,346
Total	$99,945

Average balances and average rates paid on deposits for the dates indicated were as follows:

	Years Ended December 31,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$352,678	0.25%	$362,498	0.23%
Savings accounts	93,192	0.06%	94,754	0.06%
Money market accounts	745,435	1.28%	714,565	0.87%
Certificates and other time deposits, $100,000 or greater	191,770	1.36%	173,160	0.79%
Certificates and other time deposits, less than $100,000	182,963	1.61%	174,666	1.23%
Total interest-bearing deposits	1,566,038	1.02%	1,519,643	0.70%
Noninterest-bearing deposits	1,193,527	—	1,134,191	—
Total deposits	$2,759,565	0.58%	$2,653,834	0.40%

The ratio of average noninterest‑bearing deposits to average total deposits was 43.3% and 42.7% for the years ended December 31, 2019 and 2018, respectively.

Borrowings

The Company has a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit.  At December 31, 2019, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2019 or 2018.  See “Item 8—Financial Statements and Supplementary Data—Note 11.”

The Federal Home Loan Bank allows the Bank to borrow on a blanket floating lien status collateralized by certain loans. At December 31, 2019 and 2018, total borrowing capacity of $1.0 billion and $919.9 million, respectively, was available under this arrangement. During the year ended December 31, 2019, funds were borrowed under this agreement on both a short-term basis and long-term basis and at December 31, 2019, $50.0 million of Federal Home Loan Bank advances were outstanding. See “Liquidity and Capital Resources—Contractual Obligations” below for maturity information. During the year ended December 31, 2018, funds were borrowed under this agreement on a short-term basis, and as of December 31, 2018, there were no outstanding Federal Home Loan Bank advances. The average balances for Federal Home Loan Bank advances outstanding at December 31, 2019 and 2018 was $61.6 million and $3.4 million, respectively, and the weighted-average interest rate for the years ended December 31, 2019 and 2018 was 2.25% and 2.18%, respectively.

The Company maintains four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million. There were no funds under these lines of credit outstanding as of December 31, 2019 and 2018.

Liquidity and Capital Resources

Liquidity

Liquidity involves the ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s primary source of funds is deposits and the primary use of funds is loans. Historically, the cost of the Company’s deposits has been lower than other sources of funds available, such as debt. The Company does not expect a change in the primary source or use of funds in the foreseeable future.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Years Ended December 31,
	2019	2018
Sources of funds:
Deposits:
Interest-bearing	46.4%	48.1%
Noninterest-bearing	35.4%	35.9%
Federal Home Loan Bank advances	1.8%	0.1%
Repurchase agreements	—%	0.1%
Note payable and junior subordinated debt	—%	0.4%
Other liabilities	1.1%	0.7%
Shareholders’ equity	15.3%	14.7%
Total sources	100.0%	100.0%
Uses of funds:
Loans	77.3%	75.8%
Securities	6.9%	7.2%
Other interest-earning assets	7.2%	8.1%
Equity securities	0.5%	0.5%
Other noninterest-earning assets	8.1%	8.4%
Total uses	100.0%	100.0%
Average loans to average deposits	94.5%	90.1%

As of December 31, 2019, total cash and cash equivalents was $372.1 million, compared to $382.1 million as of December 31, 2018, a decrease of $10.0 million. The decrease was primarily due to cash used in investing activities of $189.7 million, partially offset by cash provided by financing of $123.6 million and $56.1 million of cash provided by operations. See “Item 8—Financial Statements and Supplementary Data—Consolidated Statement of Cash Flows” for the year ended December 31, 2019.

As of December 31, 2019, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 year to	3 year to	Greater than
(Dollars in thousands)	1 year	3 years	5 years	5 years	Total
December 31, 2019
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancelable future operating leases	2,025	4,836	4,394	10,231	21,486
Certificates of deposit	298,218	70,490	30,950	—	399,658
Total	$300,243	$85,326	$75,344	$10,231	$471,144
December 31, 2018
Non-cancelable future operating leases	$2,118	$4,363	$4,565	$10,048	$21,094
Certificates of deposit	241,963	108,436	10,636	—	361,035
Junior subordinated debt	1,571	—	—	—	1,571
Total	$245,652	$112,799	$15,201	$10,048	$383,700

Off‑Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP, are not included in the consolidated balance sheets. These transactions are entered into to meet the customer financing needs. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

Commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the dates indicated below were as follows:

	Less than	1 year to	3 year to	Greater than
(Dollars in thousands)	1 year	3 years	5 years	5 years	Total
December 31, 2019
Standby letters of credit	$14,990	$8,557	$—	$—	$23,547
Commitments to extend credit	485,304	263,647	34,425	10,674	794,050
Total	$500,294	$272,204	$34,425	$10,674	$817,597
December 31, 2018
Standby letters of credit	$22,789	$3,940	$5,000	$—	$31,729
Commitments to extend credit	486,480	267,099	14,415	63,642	831,636
Total	$509,269	$271,039	$19,415	$63,642	$863,365

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

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

Capital Resources

Total shareholders’ equity increased to $535.7 million as of December 31, 2019, compared to $487.6 million as of December 31, 2018, an increase of $48.1 million, or 9.9%, primarily due to the current year income of $50.5 million, a $5.4 million increase in other comprehensive income and $2.4 million of stock compensation expense, partially offset by $10.1 million in dividends to common shareholders declared during 2019.

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. During 2019, 100 shares were repurchased at $27.98 per share and returned to the status of authorized but unissued shares of common stock.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At December 31, 2019 and 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Item 8—Financial Statements and Supplementary Data—Note 20.”

Interest Rate Sensitivity and Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices. As a financial institution, the Company’s primary component of market risk is interest rate volatility. The Company is not subject to foreign exchange or commodity price risk and does not own any trading assets. The Company does not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts to reduce interest rate risk.

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

The Company has asset, liability and funds management policies that provide the guidelines for effective funds management and has established a measurement system for monitoring the net interest rate sensitivity position. The Company’s exposure to interest rate risk is managed by the Funds Management Committee of the Bank. The committee formulates strategies based on appropriate levels of interest rate risk with consideration of the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the relationships between interest‑earning assets and interest‑bearing liabilities, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	December 31, 2019		December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.8%	10.2%	16.7%	(3.1)%
+ 200	10.9%	10.4%	11.6%	(0.4)%
+ 100	5.4%	8.7%	6.1%	1.1%
Base	—%	—%	—%	—%
−100	(4.5)%	(14.6)%	(6.8)%	(7.6)%

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 13.5% of the Company’s loans at December 31, 2019. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

Impact of Inflation

The Company’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Critical Accounting Policies

The Company’s accounting policies are described in “Item 8—Financial Statements and Supplementary Data—Note 1.” The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

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

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount it believes is sufficient to provide for estimated losses inherent in the loan portfolio at each balance sheet date. Fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the allowance, and therefore the Company’s financial position, liquidity or results of operations. For a description of the factors considered in determining the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan Losses” and “Item 8—Financial Statements and Supplementary Data—Note 1.”

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

Recently Issued Accounting Pronouncements

See “Item 8—Financial Statements and Supplementary Data—Note 1.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements and accompanying notes are included in “Item 15 — Exhibits and Financial Statement Schedules.”

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Improvement Act. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics.

We have adopted a code of business conduct and ethics (the “Code of Ethics”) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of our website at www.communitybankoftx.com. If we were to amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above.

All other information called for by this item is set forth in the Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, or the 2020 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item is set forth in the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference to the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information called for by this item is set forth in the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference to the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference to the 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference to the 2020 Proxy Statement.

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

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.2*	Description of Registrant’s Securities

10.1

Second Amended and Restated Loan Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 17, 2019, File No. 001-38280)

10.2

Revolving Promissory Note between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on December 17, 2019, File No. 001-38280)

10.3

Pledge and Security Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on December 14, 2018, File No. 001-38280)

10.4†

Amended and Restated Employment Agreement between CBTX, Inc. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.4.1†

2017 Salary Continuation Agreement between CommunityBank of Texas, N.A. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4.1 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.5†

Employment Agreement between CBFH, Inc. and Robert T. Pigott, Jr., dated March 6, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.6†

Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated May 21, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.7†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.8†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated March 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.9†*	Employment Agreement between Community Bank of Texas, N.A. and Travis Jaggers, dated January 4, 2016.

10.10†	CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.11†

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

10.15†	VB Texas, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.16†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

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

101*

The following materials from CBTX’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*     Filed with this Annual Report on Form 10‑K

**   Furnished with this Annual Report on Form 10‑K

†Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on February 26, 2020.

CBTX, INC.
By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on the dates set forth below.

Signature	Title	Date

/s/ Robert R. Franklin, Jr.	Chairman, President and Chief Executive Officer	February 26, 2020
Robert R. Franklin, Jr.	(Principal Executive Officer)

/s/ Robert T. Pigott, Jr.	Senior Executive Vice President and Chief Financial Officer	February 26, 2020
Robert T. Pigott, Jr.	(Principal Financial and Accounting Officer)

/s/ Michael A. Havard	Director	February 26, 2020
Michael A. Havard

/s/ Tommy W. Lott	Director	February 26, 2020
Tommy W. Lott

/s/ Glen W. Morgan	Director	February 26, 2020
Glen W. Morgan

/s/ J. Pat Parsons	Vice Chairman	February 26, 2020
J. Pat Parsons

/s/ Joe E. Penland, Sr.	Director	February 26, 2020
Joe E. Penland, Sr.

/s/ Wayne A. Reaud	Director	February 26, 2020
Wayne A. Reaud

/s/ Joseph B. Swinbank	Director	February 26, 2020
Joseph B. Swinbank

/s/ Sheila G. Umphrey	Director	February 26, 2020
Sheila G. Umphrey

/s/ John E. Williams, Jr.	Director	February 26, 2020
John E. Williams, Jr.

/s/ William E. Wilson, Jr.	Director	February 26, 2020
William E. Wilson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CBTX, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CBTX, Inc. (a Texas corporation) and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

February 26, 2020

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except par value and per share amounts)

	December 31,
	2019	2018

ASSETS
Cash and due from banks	$51,259	$54,450
Interest-bearing deposits at other financial institutions	320,805	327,620
Total cash and cash equivalents	372,064	382,070
Securities	231,262	229,964
Equity investments	16,710	13,026
Loans held for sale	1,463	—
Loans, net of allowance for loan loss of $25,280 and $23,693 at December 31, 2019 and 2018, respectively	2,613,805	2,423,130
Premises and equipment, net of accumulated depreciation of $32,923 and $29,867 at December 31, 2019 and 2018, respectively	50,875	51,622
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $15,809 and $14,915 at December 31, 2019 and 2018, respectively	4,938	5,775
Bank-owned life insurance	71,881	71,525
Operating lease right-to-use asset	12,926	—
Deferred tax asset, net	7,432	7,201
Other assets	14,238	13,833
Total assets	$3,478,544	$3,279,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,184,861	$1,183,058
Interest-bearing deposits	1,667,527	1,583,224
Total deposits	2,852,388	2,766,282
Federal Home Loan Bank advances	50,000	—
Repurchase agreements	485	2,498
Junior subordinated debt	—	1,571
Operating lease liabilities	15,704	—
Other liabilities	24,246	21,120
Total liabilities	2,942,823	2,791,471
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,837,048 and 25,777,693 shares issued at December 31, 2019 and 2018, respectively, 24,979,702 and 24,907,421 shares outstanding at December 31, 2019 and 2018, respectively	258	258
Additional paid-in capital	346,559	344,497
Retained earnings	201,080	160,626
Treasury stock, at cost, 857,346 and 870,272 shares held at December 31, 2019 and 2018, respectively	(14,562)	(14,781)
Accumulated other comprehensive gain (loss), net of tax of $634 and ($791) at December 31, 2019 and 2018, respectively	2,386	(2,975)
Total shareholders’ equity	535,721	487,625
Total liabilities and shareholders’ equity	$3,478,544	$3,279,096

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Interest income
Interest and fees on loans	$141,388	$123,895	$107,368
Securities	5,954	6,020	5,347
Other interest-earning assets	5,333	5,030	3,204
Equity investments	720	814	740
Total interest income	153,395	135,759	116,659
Interest expense
Deposits	15,999	10,586	7,652
Federal Home Loan Bank advances	1,386	73	—
Repurchase agreements	3	4	5
Note payable and junior subordinated debt	19	435	1,228
Total interest expense	17,407	11,098	8,885
Net interest income	135,988	124,661	107,774
Provision (recapture) for loan losses	2,385	(1,756)	(338)
Net interest income after provision for loan losses	133,603	126,417	108,112
Noninterest income
Deposit account service charges	6,554	6,281	5,800
Net gain on sale of assets	652	660	1,524
Card interchange fees	3,720	3,741	3,453
Earnings on bank-owned life insurance	5,011	1,815	1,580
Other	2,691	1,755	1,847
Total noninterest income	18,628	14,252	14,204
Noninterest expense
Salaries and employee benefits	56,222	51,524	48,573
Net occupancy expense	9,506	9,394	9,151
Regulatory fees	1,138	2,053	2,176
Data processing	2,678	2,677	2,629
Software	1,757	1,576	1,208
Printing, stationery and office	1,302	1,161	1,097
Amortization of intangibles	894	985	1,079
Professional and director fees	7,048	3,537	3,105
Correspondent bank and customer related transaction expenses	268	265	286
Loan processing costs	445	448	461
Advertising, marketing and business development	1,831	1,824	1,461
Repossessed real estate and other asset expense	1	72	609
Security and protection expense	1,464	1,276	1,355
Telephone and communications	1,774	1,530	1,316
Other expenses	3,815	3,694	3,786
Total noninterest expense	90,143	82,016	78,292
Net income before income tax expense	62,088	58,653	44,024
Income tax expense	11,571	11,364	16,453
Net income	$50,517	$47,289	$27,571
Earnings per common share
Basic	$2.03	$1.90	$1.23
Diluted	$2.02	$1.89	$1.22

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$50,517	$47,289	$27,571
Change in unrealized gains (losses) on securities available for sale arising during the period, net	6,728	(3,302)	897
Reclassification adjustments for net realized gains included in net income	57	29	27
Change in related deferred income tax	(1,424)	687	(391)
Other comprehensive income (loss), net of tax	5,361	(2,586)	533
Total comprehensive income	$55,878	$44,703	$28,104

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2016	22,971,504	230	278,501	95,274	(909,432)	(15,446)	(922)	357,637
Sale of common stock in initial public offering, net of offering costs of $7,241	2,760,000	27	64,492	—	—	—	—	64,519
Net income	—	—	—	27,571	—	—	—	27,571
Dividends on common stock, $0.20 per share	—	—	—	(4,561)	—	—	—	(4,561)
Exercise of stock options	—	—	(73)	—	11,160	190	—	117
Stock-based compensation expense	—	—	329	—	—	—	—	329
Other comprehensive loss, net of tax	—	—	—	69	—	—	533	602
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214

Net income	—	—	—	47,289	—	—	—	47,289
Dividends on common stock, $0.20 per share	—	—	—	(5,016)	—	—	—	(5,016)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	46,189	1	(172)	—	—	—	—	(171)
Exercise of stock options	—	—	(181)	—	28,000	475	—	294
Stock-based compensation expense	—	—	1,601	—	—	—	—	1,601
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,586)	(2,586)
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625

Net income	—	—	—	50,517	—	—	—	50,517
Dividends on common stock, $0.40 per share	—	—	—	(10,063)	—	—	—	(10,063)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	59,455	—	(239)	—	—	—	—	(239)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(98)	—	12,926	219	—	121
Stock-based compensation expense	—	—	2,402	—	—	—	—	2,402
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,361	5,361
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$50,517	$47,289	$27,571
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for loan losses	2,385	(1,756)	(338)
Depreciation expense	3,203	3,309	3,353
Amortization of intangibles	894	985	1,079
Amortization of premiums on securities	1,194	1,091	1,294
Amortization of lease right-to-use assets	1,343	—	—
Accretion of lease liabilities	534	—	—
Earnings on bank-owned life insurance	(5,011)	(1,815)	(1,580)
Stock-based compensation expense	2,402	1,601	329
Deferred income tax (benefit) provision	(1,657)	(734)	2,932
Net gains on sales of assets	(652)	(660)	(1,524)
Earnings on securities	(18)	(54)	(50)
Valuation adjustments on repossessed real estate and other assets	—	—	341
Change in operating assets and liabilities:
Loans held for sale	(1,185)	1,921	(420)
Other assets	81	994	(3,156)
Operating lease liabilities	(1,895)	—	—
Other liabilities	3,955	(2,850)	5,759
Total adjustments	5,573	2,032	8,019
Net cash provided by operating activities	56,090	49,321	35,590
Cash flows from investing activities:
Purchases of securities	(651,908)	(495,870)	(355,525)
Proceeds from sales, calls and maturities of securities	625,550	462,842	317,284
Principal repayments of securities	30,726	21,962	20,692
Net increase in loans	(226,817)	(147,416)	(187,030)
Sales of loan participations	31,868	45,921	46,067
Purchases of loan participations	(2,314)	(35,281)	(18,491)
Proceeds from sales of Small Business Administration loans	4,423	1,972	2,173
Net contributions to equity investments	(3,684)	(800)	(162)
Redemption (purchases) of bank-owned life insurance	4,655	(1,700)	(15,000)
Net (purchases) sales of premises and equipment	(2,488)	(1,293)	1,985
Proceeds from sales of repossessed real estate and other assets	141	1,054	2,574
Net decrease in time deposits in other banks	—	600	—
Proceeds from insurance claims	108	287	—
Net cash used in investing activities	(189,740)	(147,722)	(185,433)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,803	73,269	84,364
Net increase (decrease) in interest-bearing deposits	84,303	90,041	(22,152)
Net increase in Federal Home Loan Bank advances	50,000	—	—
Net (decrease) increase in securities sold under agreements to repurchase	(2,013)	973	(818)
Repayments of note payable	—	—	(27,679)
Redemption of trust preferred securities	(1,571)	(5,155)	—
Proceeds from sale of stock in initial public offering	—	—	71,760
Offering costs for initial public offering	—	—	(7,241)
Dividends paid on common stock	(8,757)	(4,979)	(4,412)
Payments to tax authorities for stock-based compensation	(239)	(171)	—
Proceeds from exercise of stock options	121	294	117
Repurchase of common stock	(3)	—	—
Net cash provided by financing activities	123,644	154,272	93,939
Net decrease in cash, cash equivalents and restricted cash	(10,006)	55,871	(55,904)
Cash, cash equivalents and restricted cash, beginning	382,070	326,199	382,103
Cash, cash equivalents and restricted cash, ending	$372,064	$382,070	$326,199

See accompanying notes to consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—CBTX, Inc., or the Company, or CBTX, operates 35 branches, 19 in the Houston market area, 15 in Beaumont/East Texas market area and one in Dallas through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets. The Bank operates under a national charter and therefore is subject to regulation by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC. The Company is subject to regulation by the Board of Governors of the Federal Reserve System.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification—Within interest income, equity investment income for 2018 and 2017 has been reclassified from other interest-earning assets to a separate line and within interest expense, interest expense on notes payable and junior subordinated debt have been combined. On the December 31, 2018 balance sheet, repossessed real estate and other assets were combined with other assets. These reclassifications were made to conform to the 2019 financial statement presentation in the consolidated statements of income and consolidated balance sheets.

Segment Reporting—The Company has one reportable segment. The Company’s activities are inter-related, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit. The Company’s chief operating decision‑maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, determination of the allowance for loan losses and fair values of financial instruments and goodwill and other intangible assets.

Cash and Due from Banks—Cash, cash equivalents and restricted cash include cash, interest‑bearing and noninterest‑bearing transaction accounts with other banks and federal funds sold. A majority of cash, cash equivalents and time deposits of the Company are maintained with major financial institutions in the United States, or U.S., and have original maturities less than 90 days. Interest-bearing deposit accounts with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Company periodically evaluates the stability of the financial institutions with which it has deposits to monitor this credit risk. The Company has cash deposits in correspondent financial institutions in excess of the amount insured by the FDIC in the amount of $100.0 million and $99.4 million at December 31, 2019 and 2018, respectively.

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $18.6 million and $18.5 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had $3.1 million and $1.6 million in cash collateral used in its interest rate swap transactions.  The Federal Reserve Bank reserve requirements and the cash collateral used in interest rate swap transactions are considered restricted cash.

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

In calculating the gain on sale of SBA loans, the Company’s investment in the loan is allocated among the unguaranteed portion of the loan, the servicing amount retained, and the guaranteed portion of the loan sold, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment.

Nonperforming and Impaired Loans—Nonperforming loans includes loans which have been categorized by management as nonaccrual because of delinquency status or because collection of principal and interest is doubtful. Loans restructured in a troubled debt restructuring are not considered nonperforming if the loans are not delinquent and otherwise performing in accordance with their restructured terms.

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

When a loan is placed on nonaccrual status, interest accrued and uncollected during any period prior to the judgment of uncollectability is charged to operations, unless the loan is well secured with collateral values sufficient to ensure collection of both principal and interest. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts, reducing the Company’s recorded investment in the loan and next to the recovery of charged‑off principal or interest amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Troubled Debt Restructurings— From time to time, the Company modifies loan agreements with borrowers. A modified loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the borrower has been granted a concession. Modifications to loan terms may include interest rate reductions, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Interest is generally accrued on such loans in accordance with the new terms. Loans restructured in a troubled debt restructuring are not considered nonperforming if the loans are not delinquent and otherwise performing in accordance with their restructured terms.

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

Loans Held for Sale—Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Loans held for sale are carried at the lower of cost or estimated fair value on an individual loan basis.  These loans are held for an interim period, usually less than 30 days. Accordingly, these loans are classified as held for sale and are carried at cost, which is determined on an aggregate basis and deemed to be the equivalent of fair value based on the short-term nature of the loans.

Securities—Securities that the Company intends to hold for an indefinite period of time are classified as available for sale, carried at fair value and unrealized gains and losses are excluded from earnings and reported as accumulated other comprehensive income (loss), net of taxes in shareholders’ equity until realized.

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

Equity Investments—The Company’s equity investments are carried at cost and evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred as these investments do not have readily determinable fair values.

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

Operating Leases— The Company leases certain office space, stand-alone buildings and land are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company’s liability to make lease payments under these leases, on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. See further discussion of Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) below. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has term of 12 months or less and does not have a purchase option that is likely to be exercised. The Company subleases certain facilities to outside parties; however, these leases are not significant.

Goodwill and Other Intangible Assets—Goodwill is not amortized and is evaluated for impairment at least annually as of December 31 and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred. Impairment would exist if the fair value of the reporting unit at the date of the test is less than the goodwill recorded on the financial statements. If an impairment of goodwill exists, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

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

Repossessed Real Estate and Other Assets—Real estate and other assets acquired through repossession or foreclosure are held for sale and are initially recorded at the fair value of the asset less estimated costs to sell. Outstanding loan balances are reduced to reflect this value through charges to the allowance for loan losses. If the fair value of the repossessed real estate and other assets declines after foreclosure, adjustments to reflect changes in fair value are recognized in income in the period such determinations are assessed. Any developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Any operating expenses of these assets, net of related income and gains and losses on their disposition are included in other noninterest income or expense.

Other Assets—Other assets include accrued interest receivables on loans and investments, derivative financial instruments assets, prepaid expenses, repossessed real estate and other assets.

Other Liabilities—Other liabilities include accrued interest payable on deposits, accrued bonuses, deferred compensation, derivative financial instruments liabilities and other liabilities.

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

Revenue Recognition—Accounting Standards Codification (Topic 606) or ASU 2014-09 requires entities to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A majority of the Company’s revenue is derived from interest income on financial assets, which is not within the scope of ASC 606. Income from changes in the cash surrender value of bank-owned life insurance is also not within the scope of ASC 606.

The Company’s revenue-generating activities that are within the scope of ASC 606 are included in noninterest income in the consolidated income statements as deposit account service charges, net gain on sale of assets, card interchange fees and other noninterest income. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed and charged at a point in time based on activity.

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

Company includes any interest expense assessed by taxing authorities in interest expense and any penalties related to income taxes in other expense on its consolidated statements of income.

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

Earnings Per Share—Basic earnings per common share is computed as net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average shares determined for the basic earnings per share computation plus the potential dilution that could occur if outstanding stock options were exercised and restricted stock awards were vested and converted into common stock using the treasury stock method.

Share Repurchase Program—In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. During 2019, 100 shares were repurchased at $27.98 per share and retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company also elected to use hindsight in determining lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $13.2 million, which represented the Company’s right to use, or control the use of, specified assets for their lease terms, and the Company recorded lease liabilities totaling $15.5 million, which represented the Company’s liability to make lease payments under these leases. Accrued lease obligations and lease incentive liabilities totaling $2.3 million that were in other liabilities at December 31, 2018 were reversed as part of the adoption during the first quarter of 2019. The ASU 2016-02 standard applied to all leases existing at the date of initial adoption. The Company’s financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 16.

Accounting Standards Not Yet Adopted

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. The amendments affect loans, debt securities, other receivables, off-balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company’s adoption of ASU 2016-13 was effective on January 1, 2020.

The Company has completed its evaluation and assessment of ASU 2016-13 and finalized the impact upon adoption of ASU 2016-13 on the consolidated financial statements. The Company developed a functional working group, with the assistance of an outside consultant, which is comprised of individuals from various areas including credit, risk management, and accounting, among others. The Company has determined an aged based vintage model, or the Vintage

Model, to be the most appropriate model as it provides the best predictor of credit risks associated with the loan portfolio and reasonably captures the expected life of loan losses associated with each segment of loans. The aging of the loans is determined by an identifiable credit decision date, and the loans will be segmented into pools based on similar risks characteristics and credit risk indicators. The methodology associated with utilizing the Vintage Model takes into consideration historical loss rates associated with each segment as well as other qualitative factors and economic forecasts to derive an allowance for credit losses associated with expected credit losses within the loan portfolio.  The Company has finalized the processes and internal controls related to the estimation process, model development and validation, as well as system configuration. Existing technology has been adapted to conform to the requirements of ASU 2016-13 and the Company has utilized a third-party vendor solution to assist in the application of ASU 2016-13.

The implementation of ASU 2016-13 also impacted the methodology for determining an allowance for credit losses associated with the Company’s off-balance sheet credit exposures. These exposures primarily related to unfunded commitments with borrowers through line of credit or letter of credit arrangements. The Company has utilized similar methodology associated with the Vintage Model and considers historical utilization rates to determine an appropriate allowance for credit losses.

The adoption of ASU 2016-13 will require changes to the Company’s accounting policies and disclosures for credit losses on financial instruments. The adoption of ASU 2016-13 did not have any impact on held-to-maturity securities as the Company did not hold any as of December 31, 2019.  Additionally, the Company assessed the impact of ASU 2016-13 on the available for sale securities utilizing various qualitative factors and determined there to be no credit losses within the portfolio requiring an allowance upon adoption. The Company did not have any purchased financial assets with credit deterioration as of January 1, 2020.

The Company has determined that the expected adoption of ASU 2016-13 will increase the allowance for credit losses by approximately $874,000 associated with the loan portfolio and increase other liabilities by approximately $3.0 million pertaining to an allowance for credit losses associated with the Company’s unfunded commitments through a one-time cumulative effect adjustment to retained earnings. As the Company is currently finalizing the execution of its implementation controls and processes in which the estimate may be subject to further refinement, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from current expectations.

Cash Flow Reporting—Supplemental disclosures of cash flow information are as follows for the periods shown below:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for taxes	$13,710	$11,627	$13,752
Cash paid for interest	17,040	10,803	9,094
Supplemental disclosures of non-cash flow information:
Dividends accrued	1,306	43	11
Operating lease right-to-use asset obtained in exchange for lease liabilities	14,499	—	—
Repossessed real estate and other assets	121	349	881

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities available for sale:
State and municipal securities	$51,525	$1,761	$(7)	$53,279
U.S. agency securities:
Collateralized mortgage obligations	55,784	324	(119)	55,989
Mortgage-backed securities	119,787	1,315	(255)	120,847
Equity securities	1,155	—	(8)	1,147
Total	$228,251	$3,400	$(389)	$231,262
Debt securities held to maturity:
Mortgage-backed securities	$—	$—	$—	$—

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
Debt securities available for sale:
State and municipal securities	$57,972	$345	$(626)	$57,691
U.S. agency securities:
Debt securities	17,315	—	(434)	16,881
Collateralized mortgage obligations	66,438	98	(1,122)	65,414
Mortgage-backed securities	90,845	230	(2,216)	88,859
Equity securities	1,129	—	(41)	1,088
Total	$233,699	$673	$(4,439)	$229,933
Debt securities held to maturity:
Mortgage-backed securities	$31	$1	$—	$32

The amortized cost and estimated fair value of securities by contractual maturities as of the dates shown below were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
December 31, 2019
Amounts maturing in:
1 year or less	$2,535	$2,532	$—	$—
1 year through 5 years	3,081	3,145	—	—
5 years through 10 years	14,564	14,874	—	—
After 10 years	208,071	210,711	—	—
	$228,251	$231,262	$—	$—
December 31, 2018
Amounts maturing in:
1 year or less	$3,224	$3,188	$—	$—
1 year through 5 years	22,784	22,370	—	—
5 years through 10 years	13,127	13,062	—	—
After 10 years	194,564	191,313	31	32
	$233,699	$229,933	$31	$32

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $20.4 million, $56.5 million and $6.1 million were sold during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, securities with a carrying amount of approximately $50.8 million and $49.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 27 and 100 securities at December 31, 2019 and 2018, respectively, that were in a gross unrealized loss position for 12 months or more as illustrated in the table below. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. The fair value of these securities is expected to recover as the securities reach their maturity or re‑pricing date, or if changes in market rates for such investments decline. Management does not believe that any of the securities that the Company holds are impaired due to reasons of credit quality and believes the unrealized losses detailed in the tables below are temporary. No impairment loss has been recorded in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

Securities with unrealized losses as of the dates shown below, aggregated by investment category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
December 31, 2019
Debt securities available for sale:
State and municipal securities	$3,539	$(7)	$106	$—
U.S. agency securities:
Collateralized mortgage obligations	10,687	(46)	7,994	(73)
Mortgage-backed securities	11,628	(26)	21,745	(229)
Equity securities	—	—	1,147	(8)
	$25,854	$(79)	$30,992	$(310)
December 31, 2018
Debt securities available for sale:
State and municipal securities	$20,892	$(324)	$6,584	$(302)
U.S. agency securities:
Debt securities	—	—	16,882	(434)
Collateralized mortgage obligations	8,854	(81)	46,157	(1,041)
Mortgage-backed securities	21,745	(368)	46,183	(1,848)
Equity securities	—	—	1,088	(41)
	$51,491	$(773)	$116,894	$(3,666)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests such as common or preferred stock were as follows for the dates indicated below.

	December 31,
(Dollars in thousands)	2019	2018
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	4,249	1,250
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,049	2,364
	$16,710	$13,026

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment in the Federal Home Loan Bank calculated as a percentage of aggregate outstanding mortgages, outstanding Federal Home Loan Bank advances and other financial instruments. As a member of the Federal Reserve System, the Bank is required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although Federal Home Loan Bank and Federal Reserve Bank stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted, and they lack a market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or Federal Reserve Banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, which has limited marketability. As a result, this investment is carried at cost and evaluated for impairment.

The Company has investments in two private investment funds and a limited partnership. These investments are qualified Community Reinvestment Act, or CRA, investments under the Small Business Investment Company program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded, and as a result, these investments are stated at cost. At December 31, 2019 and 2018, the Company had $4.9 million and $3.0 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call. The Company entered into a new CRA investment agreement in December 2019, with a commitment of $2.5 million and as of December 31, 2019, the Company had made no investments into this fund.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of December 31, 2019.

NOTE 4: LOANS

Loans by loan class as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019		2018
Commercial and industrial	$527,607	19.9%	$519,779	21.2%
Real estate:
Commercial real estate	900,746	34.0%	795,733	32.4%
Construction and development	527,812	19.9%	515,533	21.0%
1-4 family residential	280,192	10.6%	282,011	11.5%
Multi-family residential	277,209	10.5%	221,194	9.0%
Consumer	36,782	1.4%	39,421	1.6%
Agriculture	9,812	0.4%	11,076	0.5%
Other	86,513	3.3%	68,382	2.8%
Total gross loans	2,646,673	100.0%	2,453,129	100.0%
Less allowance for loan loss	(25,280)		(23,693)
Less deferred loan fees and unearned discounts	(6,125)		(6,306)
Less loans held for sale	(1,463)		—
Loans, net	$2,613,805		$2,423,130

Accrued interest receivable for loans is $7.5 million and $6.8 million at December 31, 2019 and 2018, respectively and is included in other assets in the consolidated balance sheets.

Loan Participations Purchased and Sold

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the years ending December 31, 2019, 2018 and 2017, by loan class, are summarized as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
December 31, 2019
Commercial real estate	$2,314	$31,868

December 31, 2018
Commercial and industrial	$7,000	$1,620
Commercial real estate	28,281	35,000
Construction and development	—	9,301
	$35,281	$45,921
December 31, 2017
Commercial and industrial	$—	$23,000
Commercial real estate	12,885	20,505
Construction and development	5,606	2,562
	$18,491	$46,067

Loans Guaranteed by the SBA

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the years ended December 31, 2019, 2018 and 2017 were $4.4 million, $2.0 million and $2.2 million, respectively. Net gains recognized on sales of SBA loans were $330,000,  $153,000 and $149,000 for the years ended December 31, 2019, 2018 and 2017,  respectively and are included in net gain on sales of assets in the consolidated income statements.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Commercial and industrial	$596	$1,317
Real estate:
Commercial real estate	67	1,517
1-4 family residential	314	656
Total nonaccrual loans	$977	$3,490

Interest income that would have been earned under the original terms of the nonaccrual loans was $57,000 $163,000 and $402,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
December 31, 2019
Commercial and industrial	$664	$31	$240	$935	$526,672	$527,607	$—
Real estate:
Commercial real estate	865	—		865	899,881	900,746	—
Construction and development	—	532	—	532	527,280	527,812	—
1-4 family residential	499	—		499	279,693	280,192	—
Multi-family residential	—	—	—	—	277,209	277,209	—
Consumer	43	—	—	43	36,739	36,782	—
Agriculture	—	—	—	—	9,812	9,812	—
Other	—	—		—	86,513	86,513
Total loans	$2,071	$563	$240	$2,874	$2,643,799	$2,646,673	$—

December 31, 2018
Commercial and industrial	$178	$881	$154	$1,213	$518,566	$519,779	$—
Real estate:
Commercial real estate	68	1,089	605	1,762	793,971	795,733	—
Construction and development	359	4,204	—	4,563	510,970	515,533	—
1-4 family residential	395	111	36	542	281,469	282,011	—
Multi-family residential	—	—	—	—	221,194	221,194	—
Consumer	28	—	—	28	39,393	39,421	—
Agriculture	—	—	—	—	11,076	11,076	—
Other	—	—	—	—	68,382	68,382	—
Total loans	$1,028	$6,285	$795	$8,108	$2,445,021	$2,453,129	$—

Loans restructured due to the borrower’s financial difficulties during the years ending December 31, 2019 and 2018, which remain outstanding as of the end of those periods were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2019
Commercial and industrial	3	$202	$39	$—	$163	$—
1-4 family residential	1	111	—	—	—	115
Total	4	$313	$39	$—	$163	$115

December 31, 2018
Commercial and industrial	6	$1,419	$916	$—	$503	$—
Commercial real estate	3	1,406	1,406	—	—	—
Other	1	1,646	—	—	—	1,646
Total	10	$4,471	$2,322	$—	$503	$1,646

The recorded investment in troubled debt restructurings was $8.8 million and $11.4 million as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018,  $393,000 and $1.8 million of restructured loans were nonaccrual loans and $8.4 million and $9.6 million of restructured loans were accruing interest as of those periods. At December 31, 2019 and 2018, the Company had outstanding commitment to potentially fund $2.0 million and $2.1 million on a line of credit previously restructured.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, segregated by loan class, for the years indicated below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision for loan loss	715	1,209	148	(15)	188	27	2	111	2,385
Charge-offs	(1,252)	(45)	—	(12)	—	(97)	—	(52)	(1,458)
Recoveries	489	81	—	3	—	71	10	6	660
Net (charge-offs) recoveries	(763)	36	—	(9)	—	(26)	10	(46)	(798)
Ending balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Period-end amount allocated to:
Specific reserve	$416	$—	$—	$15	$—	$—	$—	$6	$437
General reserve	7,255	7,975	4,446	2,242	1,699	388	74	764	24,843
Total	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for loan loss	(347)	(3,494)	817	953	92	(181)	(16)	420	(1,756)
Charge-offs	(1,928)	(171)	(1)	(4)	—	(1)	—	(3)	(2,108)
Recoveries	2,737	20	—	6	—	3	10	3	2,779
Net (charge-offs) recoveries	809	(151)	(1)	2	—	2	10	—	671
Ending balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Period-end amount allocated to:
Specific reserve	$525	$44	$—	$89	$—	$—	$—	$100	$758
General reserve	7,194	6,686	4,298	2,192	1,511	387	62	605	22,935
Total	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
December 31, 2017
Beginning balance	$6,409	$10,770	$4,598	$1,286	$916	$353	$79	$595	$25,006
Provision (recapture) for loan loss	642	(284)	(1,116)	35	503	263	(63)	(318)	(338)
Charge-offs	(904)	(120)	—	(8)	—	(93)	—	—	(1,125)
Recoveries	1,110	9	—	13	—	43	52	8	1,235
Net (charge-offs) recoveries	206	(111)	—	5	—	(50)	52	8	110
Ending balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Period-end amount allocated to:
Specific reserve	$852	$64	$—	$119	$—	$—	$—	$—	$1,035
General reserve	6,405	10,311	3,482	1,207	1,419	566	68	285	23,743
Total	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. In addition to the amounts indicated in the tables above, the Company had a reserve for loan losses on unfunded commitments of $378,000 recorded in other liabilities as of December 31, 2019 and 2018.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks loan grades, as described below, that are used as credit quality indicators.

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

The Company had no loans graded “loss” or “doubtful” at December 31, 2019 and 2018.

Loans by risk grades and loan class as of the dates shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Total loans	$2,582,970	$34,742	$28,961	$2,646,673

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2018
Commercial and industrial	$504,425	$5,768	$9,586	$519,779
Real estate:
Commercial real estate	781,035	10,370	4,328	795,733
Construction and development	511,329	4,204	—	515,533
1-4 family residential	274,781	2,175	5,055	282,011
Multi-family residential	221,194	—	—	221,194
Consumer	39,140	246	35	39,421
Agriculture	11,048	—	28	11,076
Other	61,569	—	6,813	68,382
Total loans	$2,404,521	$22,763	$25,845	$2,453,129

Loan Impairment Assessment

The recorded investment in impaired loans, as of the dates shown below, by loan class and disaggregated based on the Company’s impairment methodology were as follows:

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2019
Commercial and industrial	$1,111	$300	$699	$999	$416	$2,452
Real estate:
Commercial real estate	1,407	1,404	—	1,404	—	2,165
1-4 family residential	3,761	2,166	1,485	3,651	15	4,020
Consumer	210	210		210	—	128
Other	6,653	5,411	1,242	6,653	6	6,825
Total loans	$13,142	$9,491	$3,426	$12,917	$437	$15,590

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2018
Commercial and industrial	$4,378	$3,642	$635	$4,277	$525	$5,771
Real estate:
Commercial real estate	4,128	3,374	596	3,970	44	6,135
Construction and development	—	—	—	—	—	139
1-4 family residential	4,551	2,612	1,824	4,436	89	4,597
Consumer	—	—	—	—	—	7
Other	6,814	5,572	1,241	6,813	100	7,841
Total loans	$19,871	$15,200	$4,296	$19,496	$758	$24,490

Interest income recognized on impaired loans was $665,000, $996,000 and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The recorded investment in loans as of the dates shown below by loan class and based on the Company’s impairment methodology was as follows:

	December 31, 2019			December 31, 2018
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Total	Evaluated for	Evaluated for	Total
(Dollars in thousands)	Impairment	Impairment	Loans	Impairment	Impairment	Loans
Commercial and industrial	$999	$526,608	$527,607	$4,277	$515,502	$519,779
Real estate:
Commercial real estate	1,404	899,342	900,746	3,970	791,763	795,733
Construction and development	—	527,812	527,812	—	515,533	515,533
1-4 family residential	3,651	276,541	280,192	4,436	277,575	282,011
Multi-family residential	—	277,209	277,209	—	221,194	221,194
Consumer	210	36,572	36,782	—	39,421	39,421
Agriculture	—	9,812	9,812	—	11,076	11,076
Other	6,653	79,860	86,513	6,813	61,569	68,382
Total	$12,917	$2,633,756	$2,646,673	$19,496	$2,433,633	$2,453,129

At December 31, 2019 and 2018, the allowance allocated to specific reserves for loans individually evaluated for impairment was $437,000 and $758,000, respectively.

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$13,466	$13,466
Buildings and leasehold improvements	53,869	52,188
Furniture and equipment	15,917	15,426
Vehicles	203	232
Construction in progress	343	177
	83,798	81,489
Less accumulated depreciation	(32,923)	(29,867)
Premises and equipment, net	$50,875	$51,622

Depreciation expense was $3.2 million, $3.3 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in net occupancy expense on the Company’s consolidated statements of income. A net loss of $32,000 on dispositions of premises and equipment for the year ended December 31, 2019 and net gains of $31,000 and $742,000 for the years ended December 31, 2018 and 2017, respectively, were recognized and are included in net gain on sale of assets in the consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at December 31, 2019 and 2018 and there have been no changes in goodwill during those years.  Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at December 31, 2019 or 2018.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
December 31, 2019
Core deposits	4.2 years	$13,750	$(12,979)	$771
Customer relationships	9.0 years	6,629	(2,651)	3,978
Servicing assets	12.8 years	368	(179)	189
Total other intangible assets, net		$20,747	$(15,809)	$4,938
December 31, 2018
Core deposits	5.2 years	$13,750	$(12,561)	$1,189
Customer relationships	10.0 years	6,629	(2,209)	4,420
Servicing assets	14.4 years	311	(145)	166
Total other intangible assets, net		$20,690	$(14,915)	$5,775

Servicing Assets

Changes in the related servicing assets as of the dates shown indicated below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$166	$209
Increase from loan sales	87	38
Decrease from serviced loans paid off or foreclosed	(30)	(48)
Amortization	(34)	(33)
Balance at end of period	$189	$166

Estimated future amortization for core deposits and customer relationship intangible assets was as follows for the date shown below:

(Dollars in thousands)	December 31, 2019
2020	768
2021	675
2022	584
2023	495
2024	459
Thereafter	1,768
Total	$4,749

NOTE 9: BANK-OWNED LIFE INSURANCE

During 2019, the Company received proceeds in the amount of $4.7 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee, and the Company recorded a gain of $3.3 million.

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$71,525	$68,010	$51,430
Purchases	—	1,700	15,000
Redemptions	(4,655)	—	—
Net change in cash surrender value	5,011	1,815	1,580
Balance at end of period	$71,881	$71,525	$68,010

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Interest-bearing demand accounts	$369,744	$387,457
Money market accounts	805,942	737,770
Saving accounts	92,183	96,962
Certificates and other time deposits, $100,000 or greater	208,018	189,007
Certificates and other time deposits, less than $100,000	191,640	172,028
Total interest-bearing deposits	1,667,527	1,583,224
Noninterest-bearing deposits	1,184,861	1,183,058
Total deposits	$2,852,388	$2,766,282

Scheduled maturities of time deposits as of the date shown below were as follows:

(Dollars in thousands)	December 31, 2019
Three months or less	$77,801
Over three months through six months	57,362
Over six months through 12 months	163,055
Over 12 months through three years	70,490
Over three years	30,950
Total	$399,658

At December 31, 2019 and 2018, the Company had $56.8 million and $51.5 million in deposits from public entities and brokered deposits of $128.9 million and $104.5 million, respectively. Accrued interest payable for deposits was $931,000 and $594,000 at December 31, 2019 and 2018, respectively, and is included in other liabilities in the consolidated balance sheets. The Company had no major concentrations of deposits at December 31, 2019 or 2018 from any single or related groups of depositors.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit, or Line of Credit Agreement. The Company can make draws on the Line of Credit Agreement for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the Line of Credit without premium or penalty. The obligations of the Company under the Line of Credit Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Line of Credit Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Line of Credit Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Line of Credit Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2019.

Additional Lines of Credit

The Federal Home Loan Bank allows us to borrow on a blanket floating lien status collateralized by certain loans. At December 31, 2019 and 2018, total borrowing capacity of $1.0 billion and $919.9 million, respectively, was available under this arrangement. During the year ended December 31, 2019, funds were borrowed under this agreement on both a short-term basis and long-term basis, and at December 31, 2019, $50.0 million of Federal Home Loan Bank advances were outstanding. During the year ended December 31, 2018, funds were borrowed under this agreement on a short-term basis only, and at December 31, 2018, there were no outstanding Federal Home Loan Bank advances. The average balances for Federal Home Loan Bank advances outstanding at December 31, 2019 and 2018 was $61.6 million and $3.4 million, respectively, and the weighted-average interest rate for the years ended December 31, 2019 and 2018 was 2.25% and 2.18%, respectively.

(Dollars in thousands)	December 31, 2019
2020	$—
2021	—
2022	10,000
2023	20,000
2024	20,000
Thereafter	—
Total	$50,000

At December 31, 2019 and 2018, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million in federal funds. There were no funds under these lines of credit outstanding as of December 31, 2019 and 2018.

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

NOTE 13: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $158.7 million and $168.9 million in loans to related parties at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, there were no loans made to related parties deemed nonaccrual, past due, restructured or classified as potential problem loans.

Activity in loans to related parties as of the periods shown below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$168,851	$205,768
New loans	15,934	107,303
Repayments	(26,058)	(144,220)
Ending balance	$158,727	$168,851

Unfunded Commitments—At December 31, 2019 and 2018, the Company had approximately $48.7 million and $55.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $233.9 million and $311.2 million at December 31, 2019 and 2018, respectively.

Advertising—The Company incurred advertising expenses of approximately $97,000 and $94,000  for the years ended December 31, 2019 and 2018, respectively, to a vendor that is solely owned by a director of the Company.

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

Inputs to valuation techniques refer to the assumptions used in pricing the asset or liability. Valuation inputs are categorized in a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

During the years ended December 31, 2019 and 2018, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale—Debt  securities classified as available for sale are recorded at fair value. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies for reasonableness.

Equity Securities Available for Sale—Equity securities are classified as available for sale and are recorded at fair value. The fair value measurements are based on observable data obtained from a third-party pricing service.  The Company reviews the prices supplied by the services against publicly available information.  The equity securities are mutual funds publicly traded on the Nasdaq and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below   were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,147	$1,088
Level 2 inputs:
Debt securities available for sale
State and municipal securities	53,279	57,691
U.S. Agency Securities:
Debt securities	—	16,881
Collateralized mortgage obligations	55,989	65,414
Mortgage-backed securities	120,847	88,859
Interest rate swaps	2,638	962
Total fair value of financial assets	$233,900	$230,895
Fair value of financial liabilities:
Level 2 inputs: interest rate swaps	$2,638	$962
Total fair value of financial liabilities	$2,638	$962

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the dates shown below include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or a discounted cash flow method if not. Prior to foreclosure, estimated fair values for collateral is estimated based on Level 3 inputs based on customized discounting criteria. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	December 31,
	2019			2018
(Dollars in thousands)	Recorded Investment with Allowance	Related Allowance	Net	Recorded Investment with Allowance	Related Allowance	Net
Level 3 inputs
Impaired loans:
Commercial and industrial	$699	$416	$283	$635	$525	$110
Commercial real estate	—	—	—	596	44	552
1-4 family residential	1,485	15	1,470	1,824	89	1,735
Consumer	—	—	—	—	—	—
Other	1,242	6	1,236	1,241	100	1,141
Total impaired loans	$3,426	$437	$2,989	$4,296	$758	$3,538

Non‑Financial Assets and Non‑Financial Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets measured at fair value on a non-recurring basis for the periods reported are foreclosed assets (upon initial recognition or subsequent impairment). The Company’s other non-financial assets whose fair value may be measured on a non-recurring basis when there is evidence of impairment and may be subject to impairment adjustments include goodwill and intangible assets, among other assets.

The fair value of foreclosed assets may be estimated using level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs.  There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the years ended December 31, 2019 and 2018. There were no outstanding foreclosed assets as of December 31, 2019.

The fair value of repossessed real estate and other foreclosed assets is estimated using Level 2 inputs and, as of the dates shown below, were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to measurement	$—	$13
Charge-offs recognized in the allowance for loan losses	—	(1)
Fair value	$—	$12

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	December 31,
	2019		2018
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$372,064	$372,064	$382,070	$382,070
Level 2 inputs:
Debt securities held to maturity	—	—	32	31
Bank-owned life insurance	71,881	71,881	71,525	71,525
Accrued interest receivable	8,742	8,742	8,227	8,227
Servicing asset	189	189	166	166
Level 3 inputs:
Loans, including held for sale, net	2,654,362	2,615,268	2,432,753	2,423,130
Other investments	16,710	16,710	13,026	13,026
Total financial assets	$3,123,948	$3,084,854	$2,907,799	$2,898,175
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,184,861	$1,184,861	$1,183,058	$1,183,058
Level 2 inputs:
Interest-bearing deposits	1,651,359	1,667,527	1,522,366	1,583,224
Federal Home Loan Bank advances	48,822	50,000	—	—
Repurchase agreements	485	485	2,498	2,498
Junior subordinated debt	—	—	1,571	1,571
Accrued interest payable	1,005	1,005	653	653
Total financial liabilities	$2,886,532	$2,903,878	$2,710,146	$2,771,004

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third‑party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2019 and 2018,  no such deterioration was determined by management.

At December 31, 2019 and 2018, the Company had 19 and 13 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Interest rates on the Company’s swap agreements are based on the London Interbank Offered Rate of the U.S. Dollar deposits in Europe, or LIBOR. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2019
Interest rate swaps with customers	Other Assets	$69,189	$2,599	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institution	Other Assets	5,987	39	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with customers	Other Liabilities	5,987	(39)	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with financial institution	Other Liabilities	69,189	(2,599)	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Total derivatives		$150,352	$—

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2018
Interest rate swaps with customers	Other Assets	$8,901	$169	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Interest rate swaps with financial institution	Other Assets	32,923	793	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with customers	Other Liabilities	32,923	(793)	4.00% - 5.37%	LIBOR 1M + 2.50% - 3.25%	7.78
Interest rate swaps with financial institution	Other Liabilities	8,901	(169)	5.45% - 7.25%	LIBOR 1M + 2.50% - 3.20%	6.22
Total derivatives		$83,648	$—

NOTE 16: OPERATING LEASES

The Company leases certain office space, stand-alone buildings and land are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company’s liability to make lease payments under these leases, on a discounted basis and at December 31, 2019, totaled $15.7 million. The weighted-average discount rate for the year ended December 31, 2019 was 3.54%. The discount rate is estimated based on Federal Home Loan Bank advance rates applicable to the remaining terms.

Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and at December 31, 2019, totaled $12.9 million. During the year ended December 31, 2019, the Company obtained $1.3 million of right-of-use assets in exchange for new operating lease liabilities related to two leases commenced in that period.

The weighted-average remaining lease term for operating leases outstanding at December 31, 2019 was 11.2 years. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 totaled $1.9 million. The Company’s leases have no variable costs.

Lease costs for the period shown below were as follows:

Year Ended
(Dollars in thousands)	December 31, 2019
Operating lease cost	$1,876
Short-term lease cost	61
Sublease income	(153)
Total lease cost	$1,784

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	December 31, 2019
2020	$2,025
2021	2,362
2022	2,474
2023	2,478
2024	1,916
Thereafter	10,231
Total undiscounted lease liability	21,486
Less:
Discount on cash flows	(3,741)
Lease signed, but not yet commenced	(2,041)
Total operating lease liability	$15,704

NOTE 17: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process and standby letters of credit. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on‑balance‑sheet instruments.

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, variable interest rate	$652,611	$726,277
Commitments to extend credit, fixed interest rate	141,439	105,359
	$794,050	$831,636
Standby letters of credit	$23,547	$31,729

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

NOTE 18: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the years ended December 31, 2019 and 2018, the Company contributed $1.9 million and $1.7 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At December 31, 2019 and 2018, the amount payable, including interest, for this deferred plan was $2.7 million and $2.5 million, respectively, and is included in other liabilities in the consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $335,000 and $421,000 at December 31, 2019 and 2018, respectively, which is included in other liabilities in the consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $437,000 and $219,000 at December 31, 2019 and 2018, respectively, and is included in other liabilities in the consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 19: STOCK-BASED COMPENSATION

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At December 31, 2019,  963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At December 31, 2019,  314,913 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Years Ended December 31,
	2019		2018
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	232,322	$16.66	260,322	$16.00
Granted	—	—	—	—
Exercised	(15,244)	12.74	(28,000)	10.52
Forfeited/expired	(4,000)	17.73	—	—
Outstanding at end of period	213,078	16.92	232,322	16.66

A summary of stock options as of the date shown below was as follows:

	December 31, 2019
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	148,879	64,199	213,078
Weighted-average exercise price per share	$15.62	$19.94	$16.92
Aggregate intrinsic value (in thousands)	$2,307	$718	$3,025
Weighted-average remaining contractual term (years)	4.9	6.9	5.5

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2017	212,580	$26.71	—	$—
Granted	21,500	30.44	24,000	—
Vested	(51,307)	27.04	—	—
Forfeited	(1,000)	28.64	—	—
Outstanding at December 31, 2018	181,773	$27.05	24,000	$34.46
Granted	44,492	31.64	—	—
Vested	(61,590)	27.20	(6,000)	34.46
Forfeited	(3,232)	29.99	—	—
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46

A summary of restricted stock as of the date shown below was as follows:

	December 31, 2019
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	161,443	18,000
Weighted-average grant date fair value per share	$28.20	$34.46
Aggregate fair value (in thousands)	$5,024	$560
Weighted-average remaining vesting period (years)	2.9	2.8

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Year Ended December 31, 2019
Stock options	15,244	(2,318)	12,926
Non-performance based restricted stock	61,590	(6,672)	54,918
Performance-based restricted stock	6,000	(1,463)	4,537

Year Ended December 31, 2018
Stock options	28,000	—	28,000
Non-performance based restricted stock	51,307	(5,118)	46,189
Performance-based restricted stock	—	—	—

For the years ended December 31, 2019, 2018 and 2017, stock compensation expense was $2.4 million, $1.6 million and $329,000, respectively. As of December 31, 2019, there was approximately $4.8 million of total unrecognized compensation expense related to unvested stock options, non-performance based restricted stock and performance-based restricted, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.8 years.

NOTE 20: REGULATORY MATTERS

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

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, that as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

At December 31, 2019 and 2018, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios as the dates shown below for the Company and the Bank were as follows for the dates presented:

			Minimum		Minimum
			Capital Required		Capital Required		Required to be
			for Capital Adequacy		Basel III		Considered Well
	Actual		Purposes		Fully Phased-in		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 129,997	4.50%	$ 202,218	7.00%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 129,988	4.50%	$ 202,203	7.00%	$ 187,760	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 173,330	6.00%	$ 245,550	8.50%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 173,317	6.00%	$ 245,532	8.50%	$ 231,089	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 474,104	16.41%	$ 231,106	8.00%	$ 303,327	10.50%	N/A	N/A
Bank Only	$ 432,334	14.97%	$ 231,089	8.00%	$ 303,304	10.50%	$ 288,861	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 448,445	13.11%	$ 136,798	4.00%	$ 136,798	4.00%	N/A	N/A
Bank Only	$ 406,675	11.90%	$ 136,754	4.00%	$ 136,754	4.00%	$ 170,943	5.00%

December 31, 2018
Common Equity Tier I to Risk-Weighted Assets:
Consolidated	$ 405,012	14.71%	$ 123,885	4.50%	$ 192,710	7.00%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 123,877	4.50%	$ 192,697	7.00%	$ 178,933	6.50%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$ 406,257	14.76%	$ 165,180	6.00%	$ 234,005	8.50%	N/A	N/A
Bank Only	$ 363,140	13.19%	$ 165,169	6.00%	$ 233,989	8.50%	$ 220,225	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 430,238	15.63%	$ 220,240	8.00%	$ 289,065	10.50%	N/A	N/A
Bank Only	$ 387,211	14.07%	$ 220,225	8.00%	$ 289,046	10.50%	$ 275,282	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 406,257	12.74%	$ 127,350	4.00%	$ 127,350	4.00%	N/A	N/A
Bank Only	$ 363,140	11.41%	$ 127,350	4.00%	$ 127,350	4.00%	$ 159,188	5.00%

NOTE 21: INCOME TAXES

The components of the provision for income tax expense for the periods listed below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current federal income tax	$12,988	$11,908	$13,364
Current state income tax	240	190	157
Deferred income tax	(1,657)	(734)	2,932
Total income tax expense	$11,571	$11,364	$16,453

Income tax expense for the periods listed below differs from the applicable statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Tax expense calculated at statutory rate	$13,038	$12,317	$15,408
Increase (decrease) resulting from:
State income tax	190	150	102
Tax exempt interest income	(807)	(834)	(1,504)
Life insurance	(1,047)	(381)	(553)
Impact of tax law rate change	—	—	3,857
Other	197	112	(857)
Total income tax expense	$11,571	$11,364	$16,453
Effective tax rate	18.64%	19.37%	37.37%

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

Deferred income taxes are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The components of the net deferred tax asset for the periods shown below were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for possible credit losses	$5,308	$4,976
Compensation related	3,068	2,681
Deferred loan origination fees and loan costs	1,261	1,312
Loan related	253	137
Unrealized loss on securities available for sale	—	790
Operating lease liabilities	3,298	—
Other	8	230
Total deferred tax assets	13,196	10,126
Deferred tax liabilities:
Accumulated depreciation	(1,140)	(1,203)
Operating lease right-to-use asset	(2,714)	—
Compensation 481(a) adjustment	(238)	(476)
Core deposit intangibles	(997)	(1,178)
Unrealized loss on securities available for sale	(634)	—
Other	(41)	(68)
Total deferred tax liabilities	(5,764)	(2,925)
Net Deferred Tax Asset	$7,432	$7,201

As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2015 forward for the State of Texas and from the year 2016 forward for federal. When necessary, the Company would include interest expense assessed by taxing authorities in interest expense and penalties related to income taxes in other expense on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2019, 2018 and 2017. For the years ended December 31, 2019 and 2018, management has determined there were no material uncertain tax positions.

NOTE  22: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown is below.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Net income for common shareholders	$50,517	$47,289	$27,571
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,926	24,859	22,457
Dilutive effect of outstanding stock options and unvested restricted stock awards	127	159	116
Diluted weighted-average shares outstanding	25,053	25,018	22,573
Earnings per share:
Basic	$2.03	$1.90	$1.23
Diluted	$2.02	$1.89	$1.22

For the years ended December 31, 2019 and 2018, the Company has excluded from diluted weighted-average shares, the impact of 2,400 and 3,000 shares of unvested non-performance based restricted stock as they are anti-dilutive and 18,000 and 24,000 shares of performance-based restricted stock, respectively, as they are contingently issuable and the performance conditions for these issuances have not been met.

NOTE 23: PARENT COMPANY

The following balance sheets, statements of income and statements of cash flows for CBTX, Inc. should be read in conjunction with the consolidated financial statements and the related notes.

Balance Sheets	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and due from banks	$44,130	$44,189
Investment in subsidiary	493,951	445,754
Deferred tax asset, net	131	145
Other assets	438	911
Total assets	$538,650	$490,999
Liabilities and shareholders’ equity
Liabilities
Junior subordinated debt	$—	$1,571
Other liabilities	2,929	1,803
Total liabilities	2,929	3,374
Shareholders’ equity
Common stock	258	258
Additional paid-in capital	346,559	344,497
Retained earnings	201,080	160,626
Treasury stock	(14,562)	(14,781)
Accumulated other comprehensive loss	2,386	(2,975)
Total shareholders’ equity	535,721	487,625
Total liabilities and shareholders’ equity	$538,650	$490,999

Statements of Income	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest income
Other	$5	$187	$142
Interest expense
Note payable	15	15	906
Junior subordinated debt	4	420	322
Total interest expense	19	435	1,228
Net interest expense	(14)	(248)	(1,086)
Noninterest income
Dividend income from subsidiary	8,901	7,800	8,806
Total noninterest income	8,901	7,800	8,806
Noninterest expense
Salaries and employee benefits	673	755	344
Data processing	13	44	37
Printing, stationery and office	8	12	20
Professional and director fees	652	728	842
Other expenses	201	196	17
Total noninterest expense	1,547	1,735	1,260
Income before income tax benefit and equity in undistributed income of subsidiary	7,340	5,817	6,460
Income tax benefit	(341)	(437)	(1,518)
Income before equity in undistributed income of subsidiary	7,681	6,254	7,978
Equity in undistributed income of subsidiary	42,836	41,035	19,593
Net income	$50,517	$47,289	$27,571

Statements of Cash Flows	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$50,517	$47,289	$27,571
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in undistributed net income loss of subsidiary	(42,836)	(41,035)	(19,593)
Stock-based compensation expense	2,402	1,601	329
Deferred tax provision (benefit)	14	(4)	391
Change in operating assets and liabilities:
Other assets	473	1,549	(1,216)
Other liabilities	(180)	(836)	552
Total adjustments	(40,127)	(38,725)	(19,537)
Net cash provided by operating activities	10,390	8,564	8,034
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:
Repayment of note payable	—	—	(27,679)
Redemption of trust preferred securities	(1,571)	(5,155)	—
Proceeds from sale of common stock in initial public offering	—	—	64,519
Dividends paid on common stock	(8,757)	(4,979)	(4,412)
Payments to tax authorities for stock-based compensation	(239)	(171)	—
Proceeds from exercise of stock options	121	294	117
Repurchase of common stock	(3)	—	—
Net cash (used) provided in financing activities	(10,449)	(10,011)	32,545
Net (decrease) increase in cash and cash equivalents	(59)	(1,447)	40,579
Cash and cash equivalents, beginning	44,189	45,636	5,057
Cash and cash equivalents, ending	$44,130	$44,189	$45,636

NOTE 24: QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the periods indicated below was as follows:

	Year Ended December 31, 2019
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$36,985	$38,649	$39,193	$38,568
Interest expense	3,657	4,350	4,618	4,782
Net interest income	33,328	34,299	34,575	33,786
Provision (recapture) for loan losses	1,147	807	579	(148)
Net interest income after provision (recapture) for loan losses	32,181	33,492	33,996	33,934
Noninterest income	3,493	7,303	4,115	3,717
Noninterest expense	22,585	23,403	22,045	22,110
Income before income taxes	13,089	17,392	16,066	15,541
Income tax expense	2,599	3,077	2,990	2,905
Net income	$10,490	$14,315	$13,076	$12,636
Earnings per share:
Basic	$0.42	$0.57	$0.52	$0.51
Diluted	$0.42	$0.57	$0.52	$0.50

	Year Ended December 31, 2018
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$31,085	$33,127	$34,665	$36,882
Interest expense	2,046	2,251	3,139	3,662
Net interest income	29,039	30,876	31,526	33,220
Provision (recapture) for loan losses	865	690	(1,142)	(2,169)
Net interest income after provision (recapture) for loan losses	28,174	30,186	32,668	35,389
Noninterest income	3,361	3,506	3,526	3,859
Noninterest expense	20,284	20,012	19,964	21,756
Income before income taxes	11,251	13,680	16,230	17,492
Income tax expense	2,139	2,638	3,207	3,380
Net income	$9,112	$11,042	$13,023	$14,112
Earnings per share:
Basic	$0.37	$0.44	$0.52	$0.57
Diluted	$0.37	$0.44	$0.52	$0.56