Form 10-Q
period 2020-03-31
CBTX, Inc.
filed 2020-04-30
CIK 1473844

June

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 25, 2020, there were 24,949,027 shares of the registrant’s common stock outstanding, including 202,874 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019

ASSETS
Cash and due from banks	$47,895	$51,259
Interest-bearing deposits at other financial institutions	237,003	320,805
Total cash and cash equivalents	284,898	372,064
Securities	234,014	231,262
Equity investments	16,807	16,710
Loans held for sale	882	1,463
Loans, net of allowance for credit losses of $31,194 and $25,280 at March 31, 2020 and December 31, 2019, respectively	2,640,393	2,613,805
Premises and equipment, net of accumulated depreciation of $33,665 and $32,923 at March 31, 2020 and December 31, 2019, respectively	50,243	50,875
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,020 and $15,809 at March 31, 2020 and December 31, 2019, respectively	4,700	4,938
Bank-owned life insurance	72,297	71,881
Operating lease right-to-use asset	12,577	12,926
Deferred tax asset, net	7,026	7,432
Other assets	20,863	14,238
Total assets	$3,425,650	$3,478,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,195,541	$1,184,861
Interest-bearing deposits	1,596,692	1,667,527
Total deposits	2,792,233	2,852,388
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements	1,415	485
Operating lease liabilities	15,356	15,704
Other liabilities	29,772	24,246
Total liabilities	2,888,776	2,942,823
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,601,835 and 25,837,048 shares issued at March 31, 2020 and December 31, 2019, respectively, 24,746,013 and 24,979,702 shares outstanding at March 31, 2020 and December 31, 2019, respectively	256	258
Additional paid-in capital	341,713	346,559
Retained earnings	203,080	201,080
Treasury stock, at cost, 855,822 and 857,346 shares held at March 31, 2020 and December 31, 2019, respectively	(14,536)	(14,562)
Accumulated other comprehensive gain, net of tax of $1,058 and $634 at March 31, 2020 and December 31, 2019, respectively	6,361	2,386
Total shareholders’ equity	536,874	535,721
Total liabilities and shareholders’ equity	$3,425,650	$3,478,544

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$33,617	$33,793
Securities	1,363	1,557
Other interest-earning assets	1,055	1,483
Equity investments	176	152
Total interest income	36,211	36,985
Interest expense
Deposits	3,766	3,584
Federal Home Loan Bank advances	221	64
Repurchase agreements	—	1
Note payable and junior subordinated debt	4	8
Total interest expense	3,991	3,657
Net interest income	32,220	33,328
Provision for credit losses
Provision for credit losses for loans	4,739	1,147
Provision for credit losses for unfunded commitments	310	—
Total provision for credit losses	5,049	1,147
Net interest income after provision for credit losses	27,171	32,181
Noninterest income
Deposit account service charges	1,485	1,629
Card interchange fees	922	864
Earnings on bank-owned life insurance	416	430
Net gain on sales of assets	123	88
Other	1,381	482
Total noninterest income	4,327	3,493
Noninterest expense
Salaries and employee benefits	14,223	13,822
Occupancy expense	2,424	2,267
Professional and director fees	1,152	2,091
Data processing and software	1,222	1,154
Regulatory fees	103	464
Advertising, marketing and business development	364	440
Telephone and communications	419	378
Security and protection expense	374	323
Amortization of intangibles	221	232
Other expenses	1,587	1,414
Total noninterest expense	22,089	22,585
Net income before income tax expense	9,409	13,089
Income tax expense	1,868	2,599
Net income	$7,541	$10,490
Earnings per common share
Basic	$0.30	$0.42
Diluted	$0.30	$0.42

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$7,541	$10,490

Change in unrealized gains on securities available for sale arising during the period, net	5,023	3,027
Reclassification adjustments for net realized gains included in net income	10	3
Change in related deferred income tax	(1,058)	(637)
Other comprehensive income, net of tax	3,975	2,393
Total comprehensive income	$11,516	$12,883

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	10,490	—	—	—	10,490
Dividends on common stock, $0.10 per share	—	—	—	(2,513)	—	—	—	(2,513)
Stock-based compensation expense	—	—	545	—	—	—	—	545
Vesting of restricted stock, net of shares withheld for employee tax liabilities	211	—	(2)	—	—	—	—	(2)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(69)	—	10,844	184	—	115
Other comprehensive income, net of tax	—	—	—	—	—	—	2,393	2,393
Balance at March 31, 2019	25,777,904	$258	$344,971	$168,603	(859,428)	$(14,597)	$(582)	$498,653

Balance at December 31, 2019	25,837,048	258	346,559	201,080	(857,346)	(14,562)	2,386	535,721
Net income	—	—	—	7,541	—	—	—	7,541
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.10 per share	—	—	—	(2,496)	—	—	—	(2,496)
Stock-based compensation expense	—	—	557	—	—	—	—	557
Vesting of restricted stock, net of shares withheld for employee tax liabilities	5,232	—	(35)	—	—	—	—	(35)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	1,524	26	—	16
Shares repurchased	(240,445)	(2)	(5,358)	—	—	—	—	(5,360)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,975	3,975
Balance at March 31, 2020	25,601,835	$256	$341,713	$203,080	(855,822)	$(14,536)	$6,361	$536,874

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,541	$10,490
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for credit losses	5,049	1,147
Depreciation expense	775	824
Amortization of intangibles	221	232
Amortization of premiums on securities	368	256
Amortization of lease right-to-use assets	349	329
Accretion of lease liabilities	133	131
Earnings on bank-owned life insurance	(416)	(430)
Stock-based compensation expense	557	545
Deferred income tax provision	158	622
Net gain on sales of assets	(123)	(88)
Earnings on securities	(24)	(9)
Change in operating assets and liabilities:
Loans held for sale	670	(820)
Other assets	(6,625)	303
Other liabilities	1,759	(3,517)
Total adjustments	2,851	(475)
Net cash provided by operating activities	10,392	10,015
Cash flows from investing activities:
Purchases of securities	(160,580)	(153,962)
Proceeds from sales, calls and maturities of securities	153,005	153,056
Principal repayments of securities	9,522	4,969
Net increase in loans	(30,168)	(97,639)
Purchases of loan participations	(2,500)	(1,256)
Proceeds from sales of Small Business Administration loans	508	818
Net contributions to equity investments	(97)	(2,039)
Net purchases sales of premises and equipment	(143)	—
Proceeds from sales of repossessed real estate and other assets	—	20
Proceeds from insurance claims	—	(653)
Net cash used in investing activities	(30,453)	(96,686)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,680	46,114
Net decrease in interest-bearing deposits	(70,835)	(61,397)
Net increase (decrease) in securities sold under agreements to repurchase	930	(898)
Redemption of trust preferred securities	—	(1,571)
Dividends paid on common stock	(2,501)	(1,245)
Payments to tax authorities for stock-based compensation	(35)	(2)
Proceeds from exercise of stock options	16	115
Repurchase of common stock	(5,360)	—
Net cash provided by financing activities	(67,105)	(18,884)
Net decrease in cash, cash equivalents and restricted cash	(87,166)	(105,555)
Cash, cash equivalents and restricted cash, beginning	372,064	382,070
Cash, cash equivalents and restricted cash, ending	$284,898	$276,515

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2020 and December 31, 2019, consolidated results of operations and consolidated shareholders’ equity for the three months ended March 31, 2020 and 2019, and consolidated cash flows for the three months ended March 31, 2020 and 2019.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included within the Company’s Annual Report on Form 10-K.

Reclassification—Within noninterest expense for 2019, data processing and software have been combined together. In addition, printing, stationary and office, correspondent bank and customer related transaction fees, loan processing costs and repossessed real estate and other asset expenses have been combined with other expenses. These reclassifications were made to conform to the 2020 financial statement presentation in the condensed consolidated statements of income.

Share Repurchase Program

During the three months ended March 31, 2020, 240,445 shares were repurchased under the Company’s share repurchase program at an average price of $22.29 per share and retired and returned to the status of authorized but unissued shares. There were no shares repurchased during the three months ended March 31, 2019.

Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update, or ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2020. The scope of ASU 2016-13 includes loans, debt securities classified as held to maturity, other receivables, off-balance sheet credit exposures and any other financial assets not excluded from the scope that have the contractual right to receive cash. In addition, ASU 2016-13 amends the accounting and reporting for credit losses on available for sale securities.

ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As part of the implementation of ASU 2016-13, the Company changed its methodology of determining the allowance for credit losses, or ACL, for loans and for determining an ACL associated with the Company’s off-balance sheet credit exposures, which are primarily unfunded commitments to borrowers. Through a one-time cumulative effect reduction of retained earnings of $3.0 million, the adoption of ASU 2016-13 increased the ACL for loans by $874,000, increased the liability related to the ACL for unfunded commitments by $2.9 million, with the associated deferred tax assets increasing by $809,000.

The adoption of ASU 2016-13 did not have any impact on held-to-maturity securities as the Company did not hold any as of January 1, 2020. Additionally, the Company assessed the impact of ASU 2016-13 on its available for sale securities utilizing various qualitative factors and determined there were no credit losses within the portfolio requiring an allowance upon adoption. The Company did not have any purchased financial assets with credit deterioration as of January 1, 2020. See Note 6—Allowance for Credit Losses for further discussion related to ASC 2016-13 and related disclosures.

Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps and approximately 12.9% of the Company’s loans as of March 31, 2020.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact of this pronouncement on those financial assets where LIBOR is used as an index rate.

Cash Flow Reporting

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $17.2 million and $18.6 million at March 31, 2020 and December 31, 2019, respectively. Additionally, as of March 31, 2020 and December 31, 2019, the Company had $9.3 million and $3.1 million, respectively, in cash collateral for interest rate swap transactions. The reserves maintained with the Federal Reserve Bank and the cash collateral used in interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	3,944	3,599
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset obtained in exchange for lease liabilities	—	13,208
Dividends accrued	5	1,268
Repossessed real estate and other assets	—	41

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities, including the gross unrealized gains and losses reported net of tax in other comprehensive income, as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2020
Debt securities available for sale:
State and municipal securities	$48,988	$1,898	$—	$50,886
U.S. agency securities:
Collateralized mortgage obligations	51,433	1,632	—	53,065
Mortgage-backed securities	124,370	4,522	—	128,892
Equity securities	1,161	10	—	1,171
Total	$225,952	$8,062	$—	$234,014

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities available for sale:
State and municipal securities	$51,525	$1,761	$(7)	$53,279
U.S. agency securities:
Collateralized mortgage obligations	55,784	324	(119)	55,989
Mortgage-backed securities	119,787	1,315	(255)	120,847
Equity securities	1,155	—	(8)	1,147
Total	$228,251	$3,400	$(389)	$231,262

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
March 31, 2020
Amounts maturing in:
1 year or less	$1,759	$1,776
1 year through 5 years	3,050	3,131
5 years through 10 years	15,042	15,536
After 10 years	206,101	213,571
	$225,952	$234,014
December 31, 2019
Amounts maturing in:
1 year or less	$2,535	$2,532
1 year through 5 years	3,081	3,145
5 years through 10 years	14,564	14,874
After 10 years	208,071	210,711
	$228,251	$231,262

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $358,000 were sold in the three months ended March 31, 2019. No securities were sold in the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, securities with a carrying amount of $51.5 million and $50.8 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 3 securities at March 31, 2020 and 27 securities at December 31, 2019, respectively, that were in a gross unrealized loss position. Total gross unrealized losses at March 31, 2020 was below $1,000.  The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. There are multiple qualitative factors considered by the Company in its assessment to determine if an ACL was necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things, (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held were impaired due to reasons of credit quality and believed the unrealized losses detailed in the tables below were temporary. No ACL for available for sale securities has been recorded in the Company’s condensed consolidated balance sheets at March 31, 2020 and upon adoption of ASU 2016-03.

Amortized costs, as defined by GAAP, includes acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible.

Accrued interest receivable for securities was $674,000 and $1.1 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
March 31, 2020
Debt securities available for sale:
State and municipal securities	$489	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$489	$—	$—	$—
December 31, 2019
Debt securities available for sale:
State and municipal securities	$3,539	$(7)	$106	$—
U.S. agency securities:
Debt securities	—	—		—
Collateralized mortgage obligations	10,687	(46)	7,994	(73)
Mortgage-backed securities	11,628	(26)	21,745	(229)
Equity securities	—	—	1,147	(8)
	$25,854	$(79)	$30,992	$(310)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Federal Reserve stock	$9,271	$9,271
Federal Home Loan Bank stock	4,286	4,249
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,109	3,049
	$16,807	$16,710

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment in the Federal Home Loan Bank calculated as a percentage of aggregate outstanding mortgages, outstanding Federal Home Loan Bank advances and other financial instruments. As a member of the Federal Reserve, the Bank is required to annually subscribe to Federal Reserve stock in specific ratios to the Bank’s equity. Although Federal Home Loan Bank and Federal Reserve stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted, and they lack a readily-available market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or the Federal Reserve banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, which has limited marketability. As a result, this investment is carried at cost and evaluated for impairment.

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, and investments under the Small Business Investment Company program of the Small

Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At March 31, 2020 and December 31, 2019, the Company had $4.8 million and $4.9 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee, (ii) a significant adverse change in the regulatory, economic or technological environment of the investee, (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates, and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of March 31, 2020.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Commercial and industrial	$542,650	20.3%	$527,607	19.9%
Real estate:
Commercial real estate	904,395	33.8%	900,746	34.0%
Construction and development	558,343	20.8%	527,812	19.9%
1-4 family residential	276,142	10.3%	280,192	10.6%
Multi-family residential	267,152	10.0%	277,209	10.5%
Consumer	38,133	1.4%	36,782	1.4%
Agriculture	7,520	0.3%	9,812	0.4%
Other	84,076	3.1%	86,513	3.3%
Total gross loans	2,678,411	100.0%	2,646,673	100.0%
Less allowance for credit losses for loans	(31,194)		(25,280)
Less deferred loan fees and unearned discounts	(5,942)		(6,125)
Less loans held for sale	(882)		(1,463)
Loans, net	$2,640,393		$2,613,805

Accrued interest receivable for loans was  $7.8 million and $7.5 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the three months ending March 31, 2020 and 2019, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
March 31, 2020
Commercial real estate	$2,500	$—

March 31, 2019
Commercial real estate	$1,256	$—

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the three months ended March 31, 2020 and 2019, totaled $508,000  and $818,000, respectively.

NOTE 5: LOAN PERFORMANCE

Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$449	$596
Real estate:
Commercial real estate	67	67
Construction and development	519	—
1-4 family residential	413	314
Total nonaccrual loans	$1,448	$977

Interest income that would have been earned under the original terms of the nonaccrual loans was $33,000 and $48,000 for the three months ended March 31, 2020 and 2019, respectively.

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total past	Total current		past due and
(Dollars in thousands)	past due	past due	past due	due	loans	Total loans	still accruing
March 31, 2020
Commercial and industrial	$1,549	$7	$—	$1,556	$541,094	$542,650	$—
Real estate:
Commercial real estate	1,532	—	—	1,532	902,863	904,395	—
Construction and development	2,973	—	—	2,973	555,370	558,343	—
1-4 family residential	133	—	32	165	275,977	276,142	—
Multi-family residential	—	—	—	—	267,152	267,152	—
Consumer	15	—	—	15	38,118	38,133	—
Agriculture	—	—	—	—	7,520	7,520	—
Other	—	—		—	84,076	84,076
Total loans	$6,202	$7	$32	$6,241	$2,672,170	$2,678,411	$—

December 31, 2019
Commercial and industrial	$664	$31	$240	$935	$526,672	$527,607	$—
Real estate:
Commercial real estate	865	—		865	899,881	900,746	—
Construction and development	—	532	—	532	527,280	527,812	—
1-4 family residential	499	—		499	279,693	280,192	—
Multi-family residential	—	—	—	—	277,209	277,209	—
Consumer	43	—	—	43	36,739	36,782	—
Agriculture	—	—	—	—	9,812	9,812	—
Other	—	—		—	86,513	86,513	—
Total loans	$2,071	$563	$240	$2,874	$2,643,799	$2,646,673	$—

There were no loans restructured due to borrower’s financial difficulties during the three months ended March 31, 2019. Loans restructured due to the borrower’s financial difficulties during the three months ending March 31, 2020, which remained outstanding as of the end of that period were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2020
Commercial and industrial	3	$657	$426	$—	$231	$—
Commercial real estate	3	4,813	4,813	—	—	—
Total	6	$5,470	$5,239	$—	$231	$—

The recorded investment in troubled debt restructurings was $15.9 million and $8.8 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, $1.0 million and $393,000 of restructured loans were nonaccrual loans and $14.9 million and $8.4 million of restructured loans were accruing interest as of those periods, respectively. At December 31, 2019, the Company had an outstanding commitment to fund $2.0 million on a line of credit previously restructured. The Company had no such commitment at March 31, 2020.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a troubled debt restructuring where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Loan modifications related to a loan refinancing or restructuring other than a troubled debt restructuring are accounted for as a new loan if the terms provided to the borrower are at least as favorable to the Company as terms for comparable loans to other borrowers with similar collection risks that is not a loan refinancing or restructuring. If the loan refinancing or restructuring does not meet this condition or if only minor modifications are made to the original loan contract, it is not considered a new loan and is considered a renewal or modification of the original contract.

In support of customers impacted by the corona-virus, or COVID-19, the Company began providing short-term loan modifications by offering relief through payment deferrals during the first quarter of 2020. The Company has deferred payments, including principal and interest, totaling $936,000 as of March 31, 2020. The majority of the deferral arrangements provide for one-month to six-month deferral periods. Under regulatory guidance, there short-term deferrals are not assessed as troubled debt restructurings.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

Effective on January 1, 2020 upon adoption of Topic 326, the Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors, and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve, and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserve. The Company defines the loan class to be the grouping of the loan receivable based on risk characteristics and the method for monitoring and assessing credit risk, which is represented by the loan type or major category of loans.

For specific reserves, loans identified as not sharing similar risk characteristics with other assets are individually evaluated for the net amount expected to be collected and reserves are determined for them outside of general reserve computation. For determination of credit losses on loans individually evaluated, the Company utilizes various methods such as discounted cash flow analysis, appraisal valuation on collateral, among others, to determine any impairment of the loan and need for additional allowance for expected losses.

For the general reserve computation, the Company selected an aged-based vintage model, or the Vintage model, based on the model’s ability to predict credit risks associated with the loan portfolio and capture the expected life of loan losses associated with each segment of loans. The Company primarily manages credit quality and determines credit risk of its loans based on the risk grade assigned to each individual loan within the loan class. See risk grade discussion later in this footnote. The factors considered include the age of the loan, interest rate, loan size, payment structure, term, risk ratings, loan to value, collateral type, geographical pattern, and industrial sector. The breakdown of the loan classes into portfolio segments was a judgement election based upon identified risk criteria. The Company has limited specific historical loss experience to directly tie to an attribute and thus the use of one factor over another is based on management’s perceived risk of the identified factor in combination with the data analyzed.

After consideration of the factors previously discussed, the Company determined segmenting the portfolio into 16 segments, plus overdrafts, based on the identified risk characteristics present within each segment. These risk characteristics are determined based on call code, collateral types, and loan terms. The Company believes that this segmentation best represents the portfolio segments at a level to develop the systematic methodology in the determination of the ACL. Certain loans were aggregated and disaggregated to align with the concentrations of risk and expected loss exposures associated with those loans. Oil and gas loans were carved out of commercial and industrial loans and oil and gas real estate loans were carved out of commercial real estate loans due to the inherent risk related to the oil and gas industry, the volatile nature of the price of oil and its potential impact on the local economy of the Company’s primary geographical area. Commercial and industrial loans were divided into two pools based on terms greater than one year and less than or equal to one year. Commercial and industrial loans with terms less than or equal to one year are typically revolving credits and have different risk characteristics based on the short-term nature of the loan than commercial and industrial loans with terms longer than one year. Commercial real estate loans are split out further into owner occupied and non-owner occupied based on their different risk profiles. Community development loans were split-out as a separate component of construction and multi-family residential loans based on the unique underwriting of these loans and some underlying guarantees which impact the risk profile of these loans. The remaining construction loans were split between 1-4 family primary construction and 1-4 family single family residential construction loans as they are deemed to have differing risk profiles. The loans were then subdivided by year of origination or vintage, as determined by an identifiable credit decision date. See the table that follows this discussion.

Historical net losses are used to calculate a historical loss rate for each vintage within each portfolio segment and then subjective adjustments for internal and external qualitative risk factors are applied to the historical loss rates to generate a total expected loss rate for each vintage within each portfolio segment. For portfolio segments of loans with no historical losses, the Company is using the weighted average of its the annual historical loss rates as a proxy loss rate floor or, specifically for oil and gas and oil and gas real estate portfolio segments, historical average loss rate based on peer group data.

There are multiple qualitative factors, both internal and external, that could impact potential collectability of the underlying loans. The various internal factors that may be considered include, among other things, (i) effectiveness of loan policies, procedures and internal controls; (ii) portfolio growth and changes in loan concentrations; (iii) changes in loan quality; (iv) experience, ability and effectiveness of lending management and staff; (v) legal and regulatory compliance requirements associated with underwriting, originating and servicing a loan and the impact of exceptions; and (vi) the effectiveness of the internal loan review function. The various external factors that may be considered include, among other things, (i) current national and local economic conditions; (ii) changes in the political, legal and regulatory landscape; (iii) industry trends, in particular those related to loan quality and (iv) forecasted changes in the economy.

As part of this assessment, the Company considers the need to adjust historical information to reflect the extent to which current conditions and forecasts differ from the conditions that existed for the period over which historical information was evaluated. The Company uses an economic forecast qualitative factor as noted above to adjust the expected loss rates for the effects of forecasted changes in the economy. The Company uses economic indicators and indexes including, but not limited to, inflation indexes, unemployment rates, fluctuations of interest rates, economic growth, government expenditures, gross domestic product indexes, productivity indicators, leading indexes and debt levels and narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions. The Company has determined that a two-year forecast period provides a balance between the level of forecast periods reasonably available and forecast accuracy. The Company utilized, at adoption and during the three-month period ending March 31, 2020, an immediate reversion to historical levels after the two-year forecast period. The Company believes a two-year period is the limit of a reasonable and supportable forecast and chose to revert to historical levels immediately afterward as current adjusted loss history is the more relevant indicator of expected losses beyond the forecast period.

The historical loss rates, adjusted for current conditions and forecasting assumptions, are multiplied by the respective loan’s amortized cost balances in each vintage within each segment to compute an estimated quantitative reserve for expected losses in the portfolio. The quantitative reserve for expected loan losses and the qualitative reserve for expected loan losses combined together make up the total estimated loan loss reserve.

Loan amortized costs, as defined by GAAP, includes principal, deferred fees or costs associated with the loan, premiums, discounts and accrued interest. The Company made a policy election to exclude accrued interest in the determination of an ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible and accrued interest receivable is included in other assets in the consolidated balance sheets. Loans available for sale are excluded from the computation of expected loan loss as they are carried at the lower of cost or market value.

As part of the implementation of ASU 2016-13, the Company changed its methodology for determining the ACLs for loans. As a result of this adoption, the percentage of the ACL for loans to loans increased from 0.96% to 0.99%, effective January 1, 2020. At March 31, 2020, the percentage of the ACL for loans to total loans increased to 1.16%, reflecting the impact of current and forecasted economic factors for the local and national economy due to the impact of COVID-19 and the drop in the price of oil and gas during the first quarter of 2020. The Company’s total factors ranged from 0.67% to 2.42% at January 1, 2020 and ranged from 0.85% to 2.61% at March 31, 2020 and all factors were reassessed at the end of the first quarter. At the time of the assessment, there was limited economic forecasted data related to COVID-19 and the drop in the price of oil and gas. The increase in the ACL related to these events reflects the Company’s assessment based on the information available at March 31, 2020.

Risk Grading

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio, management assigns and tracks loan grades as described below that are used as credit quality indicators.

Pass—Credits in this category contain an acceptable amount of risk.

Special Mention—Credits in this category contain more than the normal amount of risk and are referred to as “special mention” in accordance with regulatory guidelines. These credits possess clearly identifiable temporary weaknesses or trends that, if not corrected or revised, may result in a condition that exposes the Company to a  higher level of risk of loss.

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

The methodology used by the Company in the determination of its ACL, which is performed at least on a quarterly basis, is designed to be responsive to changes in the credit quality of the loan portfolio as well as forecasted economic conditions. The credit quality of the loan portfolio is assessed through different processes. At origination, a risk grade is assigned to each loan based on underwriting procedures and criteria. The Company monitors the credit quality of the loan portfolio on an on-going basis by performing loan reviews, both internally and through a third-party vendor, on loans meeting certain risk and exposure criteria. Through these reviews, loans that require risk grade changes are approved by executive management. In addition, executive management reviews classified and criticized loans on to assess changes in credit quality of the underlying loan, and when determined appropriate based on an individual evaluation, approve specific reserves. The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the board of directors for their review on a quarterly basis as part of our interim and annual consolidated financial statements.

The loans by risk grades, loan class and vintage at March 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$16,734	$120,547	$67,560	$19,418	$12,466	$9,688	$270,877	$11,585	$528,875
Special mention	33	266	—	15	—	—	436	—	750
Substandard	1,000	786	464	39	354	2,406	4,012	3,964	13,025
Total commercial and industrial	17,767	121,599	68,024	19,472	12,820	12,094	275,325	15,549	542,650
Commercial real estate:
Pass	57,116	213,693	214,659	139,415	86,079	129,764	36,851	2,322	879,899
Special mention	—	—	—	—	1,587	—	—	11,000	12,587
Substandard	—	1,926	4,967	216	1,600	3,200	—	—	11,909
Total commercial real estate	57,116	215,619	219,626	139,631	89,266	132,964	36,851	13,322	904,395
Construction and development:
Pass	35,419	184,260	196,235	45,597	8,477	35,240	40,564	—	545,792
Substandard	—	519	1,500	10,532	—	—	—	—	12,551
Total construction and development	35,419	184,779	197,735	56,129	8,477	35,240	40,564	—	558,343
1-4 family residential:
Pass	7,110	35,961	66,602	49,164	27,973	70,808	11,094	1,277	269,989
Special mention	—	—	40	—	392	386	—	—	818
Substandard	—	547	—	249	20	3,034	—	1,485	5,335
Total 1-4 family residential	7,110	36,508	66,642	49,413	28,385	74,228	11,094	2,762	276,142
Multi-family residential:
Pass	7,770	8,527	23,743	50,750	4,361	172,001	—	—	267,152
Total multi-family residential	7,770	8,527	23,743	50,750	4,361	172,001	—	—	267,152
Consumer:
Pass	3,020	6,506	3,443	2,528	323	411	19,689	2,208	38,128
Substandard	—	—	—	—	—	5	—	—	5
Total consumer	3,020	6,506	3,443	2,528	323	416	19,689	2,208	38,133
Agriculture:
Pass	936	1,701	547	162	38	5	3,975	79	7,443
Substandard	—	—	—	—	—	27	50	—	77
Total agriculture	936	1,701	547	162	38	32	4,025	79	7,520
Other:
Pass	623	15,233	5,026	162	128	1,551	35,662	17,424	75,809
Substandard	—	—	1,381	—	1,241	—	5,645	—	8,267
Total other	623	15,233	6,407	162	1,369	1,551	41,307	17,424	84,076
Total	$129,761	$590,472	$586,167	$318,247	$145,039	$428,526	$428,855	$51,344	$2,678,411

Loans by risk grades and loan class as of the date shown below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total Loans
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Total loans	$2,582,970	$34,742	$28,961	$2,646,673

Charge-offs and recoveries by loan class and vintage for the three months ended March 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$—	$(29)	$—	$—	$(1)	$(30)
Recovery	—	2	87	16	10	133	180	428
Total commercial and industrial	—	2	87	(13)	10	133	179	398
1-4 family residential:
Charge-off	—	—	—	—	—	—	—	—
Recovery	—	—	—	—	—	1	—	1
Total 1-4 family residential	—	—	—	—	—	1	—	1
Consumer:
Charge-off	—	—	(8)	(95)	—	—	—	(103)
Recovery	3	—	—	—	—	1	—	4
Total consumer	3	—	(8)	(95)	—	1	—	(99)
Other:
Charge-off	—	—	—	—	—	—	—	—
Recovery	—	—	—	1	—	—	—	1
Total other	—	—	—	1	—	—	—	1
Total	$3	$2	$79	$(107)	$10	$135	$179	$301

Activity in the total ACL for loans for the three months ended March 31, 2020 and 2019, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision (recapture) for credit losses for loans	614	1,741	1,249	447	420	213	(9)	64	4,739
Charge-offs	(30)	—	—	—	—	(103)	—	—	(133)
Recoveries	428	—	—	1	—	4	—	1	434
Net (charge-offs) recoveries	398	—	—	1	—	(99)	—	1	301
Ending balance	$9,535	$9,576	$5,795	$2,430	$2,413	$477	$129	$839	$31,194
Period-end amount allocated to:
Specific reserve	$409	$—	$—	$—	$—	$—	$—	$—	$409
General reserve	9,126	9,576	5,795	2,430	2,413	477	129	839	30,785
Total	$9,535	$9,576	$5,795	$2,430	$2,413	$477	$129	$839	$31,194

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
March 31, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for credit losses for loans	903	52	402	(33)	(54)	(36)	(12)	(75)	1,147
Charge-offs	(280)	—	—	—	—	(4)	—	—	(284)
Recoveries	74	2	—	1	—	10	—	—	87
Net (charge-offs) recoveries	(206)	2	—	1	—	6	—	—	(197)
Ending balance	$8,416	$6,784	$4,700	$2,249	$1,457	$357	$50	$630	$24,643
Period-end amount allocated to:
Specific reserve	$582	$33	$—	$77	$—	$—	$—	$96	$788
General reserve	7,834	6,751	4,700	2,172	1,457	357	50	534	23,855
Total	$8,416	$6,784	$4,700	$2,249	$1,457	$357	$50	$630	$24,643

The ACL for loans by loan class as of the periods indicated was as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,535	30.6%	$7,671	30.3%
Real estate:
Commercial real estate	9,576	30.7%	7,975	31.6%
Construction and development	5,795	18.6%	4,446	17.6%
1-4 family residential	2,430	7.8%	2,257	8.9%
Multi-family residential	2,413	7.7%	1,699	6.7%
Consumer	477	1.5%	388	1.5%
Agriculture	129	0.4%	74	0.3%
Other	839	2.7%	770	3.1%
Total allowance for credit losses for loans	$31,194	100.0%	$25,280	100.0%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

The loans evaluated individually and the related specific ACL at the dates shown below were as follows:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Loans evaluated individually
Commercial and industrial	$1,528	$409	$1,119	$999	$416	$583
Commercial real estate	5,818	—	5,818	1,404	—	1,404
Construction and development	519	—	519	—	—	—
1-4 family residential	3,703	—	3,703	3,651	15	3,636
Consumer	—	—	—	210	—	210
Other	8,267	—	8,267	6,653	6	6,647
Total	$19,835	$409	$19,426	$12,917	$437	$12,480

At March 31, 2020, the Company had one 1-4 family residential collateral dependent loan with a principal balance of $32,000.

 The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors. Activity in the ACL for unfunded commitments for the three months ended March 31, 2020, was as follows:

(Dollars in thousands)	March 31, 2020

Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	310
Ending balance	$3,669

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Land	$13,466	$13,466
Buildings and leasehold improvements	53,874	53,869
Furniture and equipment	16,022	15,917
Vehicles	203	203
Construction in progress	343	343
	83,908	83,798
Less accumulated depreciation	(33,665)	(32,923)
Premises and equipment, net	$50,243	$50,875

Depreciation expense was $775,000 and $824,000 for the three months ended March 31, 2020 and 2019, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at March 31, 2020 and December 31, 2019 and there were no changes in goodwill during the three months ended March 31, 2020 or the year ended December 31, 2019. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at March 31, 2020 or December 31, 2019. Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
March 31, 2020
Core deposits	3.9 years	$13,750	$(13,069)	$681
Customer relationships	8.8 years	6,629	(2,762)	3,867
Servicing assets	11.2 years	341	(189)	152
Total other intangible assets, net		$20,720	$(16,020)	$4,700
December 31, 2019
Core deposits	4.2 years	$13,750	$(12,979)	$771
Customer relationships	9.0 years	6,629	(2,651)	3,978
Servicing assets	12.8 years	368	(179)	189
Total other intangible assets, net		$20,747	$(15,809)	$4,938

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$189	$166
Increase from loan sales	9	14
Decrease from serviced loans paid off or foreclosed	(26)	(19)
Amortization	(20)	(8)
Balance at end of period	$152	$153

NOTE 9: BANK OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$71,881	$71,525
Purchases	—	—
Redemptions	—	—
Net change in cash surrender value	416	430
Balance at end of period	$72,297	$71,955

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Interest-bearing demand accounts	$359,943	$369,744
Money market accounts	760,036	805,942
Saving accounts	90,227	92,183
Certificates and other time deposits, $100,000 or greater	212,341	208,018
Certificates and other time deposits, less than $100,000	174,145	191,640
Total interest-bearing deposits	1,596,692	1,667,527
Noninterest-bearing deposits	1,195,541	1,184,861
Total deposits	$2,792,233	$2,852,388

At March 31, 2020 and December 31, 2019, the Company had $60.4 million and $56.8 million in deposits from public entities and brokered deposits of $112.4 million and $128.9 million, respectively. Accrued interest payable for deposits was $976,000 and $931,000 at March 31, 2020 and December 31, 2019 and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at March 31, 2020 or December 31, 2019 from any single or related groups of depositors.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit, or Line of Credit. At March 31, 2020, there were no outstanding borrowings on this Line of Credit and the Company did not draw on this Line of Credit during 2019. The Company can make draws on the Line of Credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the Line of Credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining a  free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2020.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $1.0 billion at both March 31, 2020 and December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million both March 31, 2020 and December 31, 2019, and these borrowings were on a long-term basis. See maturity information below. There were no borrowings under this agreement during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the three months ended March 31, 2020 and 2019, was $50.0 million and $9.7 million, respectively. The weighted-average rate for the three months ended March 31, 2020 and 2019, was 1.78% and 2.67%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	March 31, 2020
2020	$—
2021	—
2022	10,000
2023	20,000
2024	20,000
Thereafter	—
Total	$50,000

At March 31, 2020 and December 31, 2019, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding at March 31, 2020 or December 31, 2019.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $155.8 million and $158.7 million in loans to related parties at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there were no loans made to related parties deemed nonaccrual, past due, restructured in a trouble debt restructuring or classified as potential problem loans.

Unfunded Commitments—At March 31, 2020 and December 31, 2019, the Company had approximately $52.2 million and $48.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $233.8 million and $233.9 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 13: FAIR VALUE DISCLOSURES

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,171	$1,147
Level 2 inputs:
Debt securities available for sale
State and municipal securities	50,886	53,279
U.S. Agency Securities:
Collateralized mortgage obligations	53,065	55,989
Mortgage-backed securities	128,892	120,847
Interest rate swaps	9,092	2,638
Total fair value of financial assets	$243,106	$233,900
Fair value of financial liabilities:
Level 2 inputs: interest rate swaps	$9,092	$2,638
Total fair value of financial liabilities	$9,092	$2,638

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the dates shown below include certain loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or a discounted cash flow method if not. Prior to foreclosure, estimated fair values for collateral is estimated based on Level 3 inputs based on customized discounting criteria. The Company’s financial assets measured at fair value on a non-recurring basis are certain impaired loans and as of the dates shown below were as follows:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs
Loans evaluated individually
Commercial and industrial	$1,528	$409	$1,119	$999	$416	$583
1-4 family residential	3,703	—	3,703	3,651	15	3,636
Other	8,267	—	8,267	6,653	6	6,647
	$13,498	$409	$13,089	$11,303	$437	$10,866

Non-Financial Assets and Non-Financial Liabilities Measured on a Non-recurring Basis

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the three months ended March 31, 2020 and during 2019. There were no outstanding foreclosed assets at March 31, 2020 and December 31, 2019.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	March 31, 2020		December 31, 2019
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$284,898	$284,898	$372,064	$372,064
Level 2 inputs:
Bank-owned life insurance	72,297	72,297	71,881	71,881
Accrued interest receivable	8,653	8,653	8,742	8,742
Servicing asset	152	152	189	189
Level 3 inputs:
Loans, including held for sale, net	2,611,139	2,641,275	2,654,362	2,615,268
Other investments	16,807	16,807	16,710	16,710
Total financial assets	$2,993,946	$3,024,082	$3,123,948	$3,084,854
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,214,222	$1,195,541	$1,184,861	$1,184,861
Level 2 inputs:
Interest-bearing deposits	1,595,014	1,596,692	1,651,359	1,667,527
Federal Home Loan Bank advances	50,727	50,000	48,822	50,000
Repurchase agreements	1,414	1,415	485	485
Accrued interest payable	1,049	1,049	1,005	1,005
Total financial liabilities	$2,862,426	$2,844,697	$2,886,532	$2,903,878

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

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the Bank, has outstanding interest rate swap contracts in which the Bank entered into an interest rate swap with a customer and entered into an equal and offsetting interest rate swap with another financial institution at the same time. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk of the Bank. The objective of the transactions is to allow the Bank’s customers to effectively convert a variable rate loan to a fixed rate.

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2020 and December 31, 2019, no such deterioration was determined by management.

At March 31, 2020 and December 31, 2019, the Company had 22 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
March 31, 2020
Interest rate swaps with customers	Other Assets	$144,101	$9,092	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.90
Interest rate swaps with financial institution	Other Liabilities	144,101	(9,092)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.90
Total derivatives		$288,202	$—

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2019
Interest rate swaps with customers	Other Assets	$69,189	$2,599	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institution	Other Assets	5,987	39	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with customers	Other Liabilities	5,987	(39)	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with financial institution	Other Liabilities	69,189	(2,599)	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Total derivatives		$150,352	$—

NOTE 15: OPERATING LEASES

The Company’s lease liabilities represent the Company’s liability to make lease payments under operating leases of office space, stand-alone buildings and land leases, on a discounted basis and at March 31, 2020, totaled $15.4 million. The weighted-average discount rate for the three months ended March 31, 2020 was 3.50%. Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and at March 31, 2020, totaled $12.6 million. The weighted-average remaining lease term for operating leases outstanding at March 31, 2020 was 11.1 years. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 totaled $481,000.

Lease costs for the period shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$481	$461
Short-term lease cost	17	19
Sublease income	(25)	(6)
Total lease cost	$473	$474

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	March 31, 2020
2020	$2,140
2021	2,423
2022	2,482
2023	2,405
2024	1,812
Thereafter	9,792
Total undiscounted lease liability	21,054
Less:
Discount on cash flows	(3,658)
Lease signed, but not yet commenced	(2,040)
Total operating lease liability	$15,356

NOTE 16: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF‑BALANCE‑SHEET RISK

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit, variable interest rate	$603,620	$652,611
Commitments to extend credit, fixed interest rate	145,160	141,439
	$748,780	$794,050
Standby letters of credit	$28,440	$23,547

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the three months ended March 31, 2020 and 2019, the Company contributed $758,000 and $683,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one‑fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At March 31, 2020 and December 31, 2019, the amount payable, including interest, for this deferred plan was approximately $2.7 million and $2.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $313,000 and $335,000 at March 31, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $476,000 and $437,000 at March 31, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies. The options granted to employees under this plan must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At the merger date, all outstanding options became fully vested and were converted to options to acquire the Company’s common stock at an exchange ratio equal to the acquisition exchange rate for common shares. No options were granted under this plan after October 24, 2016.

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At March 31, 2020, 963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non‑employee directors up to an aggregate of 600,000 shares of common stock. At March 31, 2020, 279,228 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Three Months Ended March 31,
	2020		2019
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	213,078	$16.92	232,322	$16.66
Granted	—	—	—	—
Exercised	(1,524)	10.34	(10,844)	10.68
Forfeited/expired	—	—	—	—
Outstanding at end of period	211,554	16.97	221,478	16.96

A summary of stock options as of the dates shown below was as follows:

	March 31, 2020
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	161,355	50,199	211,554
Weighted-average exercise price per share	$15.78	$20.81	$16.97
Aggregate intrinsic value (in thousands)	$425	$2	$427
Weighted-average remaining contractual term (years)	4.7	7.2	5.3

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2018	181,773	$27.05	24,000	$34.46
Granted	19,187	32.25	—	—
Vested	(300)	29.27	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2019	200,660	$27.54	24,000	$34.46

Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	37,107	29.55	—	—
Vested	(6,450)	32.11	—	—
Forfeited	(204)	30.64	—	—
Outstanding at March 31, 2020	191,896	$28.33	18,000	$34.46

A summary of restricted stock as of the dates shown below was as follows:

	March 31, 2020
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	191,896	18,000
Weighted-average grant date fair value per share	$28.33	$34.46
Aggregate fair value (in thousands)	$3,410	$320
Weighted-average remaining vesting period (years)	2.6	2.6

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Three Months Ended March 31, 2020
Stock options	1,524	—	1,524
Non-performance based restricted stock	6,450	(1,218)	5,232
Performance-based restricted stock	—	—	—

Three Months Ended March 31, 2019
Stock options	10,844	—	10,844
Non-performance based restricted stock	300	(89)	211
Performance-based restricted stock	—	—	—

For the three months ended March 31, 2020 and 2019, stock compensation expense was $557,000 and $545,000, respectively. As of March 31, 2020, there was approximately $5.3 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.5 years.

NOTE 19: REGULATORY MATTERS

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

The Company and the Bank’s Common Equity Tier 1 capital includes common stock and related capital surplus, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, the Company and the Bank elected to opt‑out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.

The Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk‑weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

In October 2019, the federal bank regulatory agencies, or the Agencies, issued a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations and is consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are considered qualifying community banking organizations and are eligible to opt into the Framework. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the quarter ending March 31, 2020. In April 2020, the Agencies announced two interim final rules to provide relief associated with Section 4012 of the Coronavirus Aid, Relief and Economic Security Act. For institutions that elect the Framework, the interim rules temporarily lower the leverage ratio requirement to 8% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9% leverage ratio requirement is re-established. The Company has elected not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In March 2020, the Agencies issued an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations that are required under U.S. accounting standards to adopt CECL in 2020 can mitigate the estimated cumulative regulatory capital effects for an additional two years.  This rule allows an institution to defer the full effect of adopting CECL in January 2020 and transitioning that impact into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from CECL on the current period, determined based on the difference between the new CECL ACL and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to CECL would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected not to opt into the transition election and has reported the full effect of CECL upon adoption and for the current reporting period in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, those administered by the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

At March 31, 2020 and December 31, 2019, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 445,818	15.23%	$ 204,968	7.00%	N/A	N/A
Bank Only	$ 408,922	13.97%	$ 204,950	7.00%	$ 190,311	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 445,818	15.23%	$ 248,889	8.50%	N/A	N/A
Bank Only	$ 408,922	13.97%	$ 248,868	8.50%	$ 234,229	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 480,681	16.42%	$ 307,451	10.50%	N/A	N/A
Bank Only	$ 443,785	15.16%	$ 307,425	10.50%	$ 292,786	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 445,819	13.18%	$ 135,334	4.00%	N/A	N/A
Bank Only	$ 408,922	12.09%	$ 135,307	4.00%	$ 169,133	5.00%

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 202,218	7.00%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 202,203	7.00%	$ 187,760	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 245,550	8.50%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 245,532	8.50%	$ 231,089	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 474,104	16.41%	$ 303,327	10.50%	N/A	N/A
Bank Only	$ 432,334	14.97%	$ 303,304	10.50%	$ 288,861	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 448,445	13.11%	$ 136,798	4.00%	N/A	N/A
Bank Only	$ 406,675	11.90%	$ 136,754	4.00%	$ 170,943	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Income tax expense	$ 1,868	$ 2,599
Effective tax rate	19.85%	19.86%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank‑owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Net income for common shareholders	$7,541	$10,490
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,926	24,910
Dilutive effect of outstanding stock options and unvested restricted stock awards	74	144
Diluted weighted-average shares outstanding	25,000	25,054
Earnings per share:
Basic	$0.30	$0.42
Diluted	$0.30	$0.42

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward‑looking statements. These forward‑looking statements reflect the Company’s current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in Part I— Item 1A.—Risk Factors in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

•

natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms and tropical depressions on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;

•

the Company’s ability to manage the economic risks related to the impact of COVID-19 and the recent drop in oil and gas prices (including risks related to its customers’ credit quality, the Company’s ability to borrow, and the impact of a resultant recession generally);

•	the geographic concentration of the Company’s markets in Beaumont and Houston, Texas;
•	the Company’s ability to manage changes and the continued health or availability of management personnel;
•	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
•	deterioration of asset quality;
•	interest rate risk associated with the Company’s business;
•	business and economic conditions generally and in the financial services industry, nationally and within the Company’s primary markets;
•	volatility and direction of oil prices, including risks related to the recent collapse in oil prices, and the strength of the energy industry, generally and within Texas;
•

the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries, especially the creditworthiness of energy company borrowers;

•	changes in the value of collateral securing the Company’s loans;
•	the Company’s ability to maintain important deposit customer relationships and its reputation;
•	the Company’s ability to maintain effective internal control over financial reporting;
•

the Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program (“PPP”) and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;

•	volatility and direction of market interest rates;
•	liquidity risks associated with the Company’s business;
•	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third‑party servicers;
•	the failure of certain third-party vendors to perform;
•	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
•

the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of Treasury, or reviews or the ability to obtain required regulatory approvals;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•	governmental or regulatory responses to COVID-19 pandemic and newly enacted fiscal stimulus that impact the Company’s loan portfolio and forbearance practice;
•	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
•	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC; and
•	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic and the drop in oil prices. Accordingly, you should not place undue reliance on any such forward‑looking statements. Any forward‑looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.

 The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes included in Item I of Part I of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K.

Overview

The Company operates through one segment, community banking. The Company’s primary source of funds is deposits and its primary use of funds is loans. Most of the Company’s revenue is generated from interest on loans and investments. The Company incurs interest expense on deposits and other borrowed funds as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

 Periodic changes in the volume and types of loans in the Company’s loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within the Company’s target markets and throughout the state of Texas. The Company maintains diversity in its loan portfolio as a means of managing risk associated with fluctuations in economic conditions. The Company’s focus on lending to small to medium‑sized businesses and professionals in its market areas has resulted in a diverse loan portfolio comprised primarily of core relationships. The Company carefully monitors exposure to certain asset classes to minimize the impact of a downturn in the value of such assets.

The Company seeks to remain competitive with respect to interest rates on loans and deposits, as well as prices on fee‑based services, which are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. Through the Company’s relationship‑driven, community banking strategy, a significant portion of its continued growth has been through referral business from its existing customers and professionals in the Company’s markets including attorneys, accountants and other professional service providers.

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of the investigation, and the Bank may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

Since the latter half the first quarter of 2020, the COVID-19 virus and actions taken in response to it, combined with the recent precipitous drop in oil prices, have negatively impacted the global economy and all financial markets. The Company’s primary markets in Houston and Beaumont are particularly subject to the financial impact of a collapse in oil prices. Since March 31, 2020, these conditions and the related financial impact have continued and, in some cases, worsened. As a result of the COVID-19 pandemic and the oil price collapse, the Company may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, which may lead to impairment charges in the future and certain of its originated loans may need to be extended. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans as well as continued to service its existing loans. The Company believes that it is premature to determine the magnitude of the impact at this point. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on the long-term value of the Company’s assets at this time, the pandemic could materially affect the Company’s financial and operational results.

In support of customers impacted by COVID-19 and in keeping with guidance from the regulators, the Company began offering relief through payment deferrals during the first quarter of 2020. The Company had deferred payments, including principal and interest, totaling $936,000 as of March 31, 2020 and has continued to offer relief through additional deferred payments, including principal and interest, totaling $8.5 million as of April 21, 2020. The Company has approved and is expected to provide additional relief to customers through additional deferred payments, including principal and interest, totaling $4.1 million. These deferral arrangements provide for one-month to six-month deferral periods.

In an effort to support the Company’s communities during the pandemic, since its launch in April 2020, the Company has been participating in the PPP under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which facilitates loans to small businesses. The PPP loans have a two-year term and earn interest at 1%. As of April 21, 2020, the Company had received SBA authorization for a total of 1,378 applications and to fund $287 million of PPP loans with an average loan amount of $208,000 before the funds originally allocated to the PPP were depleted. The Company is expected to receive fee income of approximately $9.5 million, or 3.3%, of the principal amount of the PPP loans from the federal government for the PPP loans before accounting for costs incurred by the Company in making the PPP loans, including the engagement of third-parties to assist with technology for application and loan processing. The PPP loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default.  If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to whom the Company would have otherwise lent. For a more detailed risk discussion about PPP loans please see Item 1A.— Risk Factors.

Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and the overall Texas economy and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets.  The recent deepened selloff in oil markets with destructed oil demand partly due to the shutdowns caused by the pandemic, is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify. A more detailed risk discussion about low oil price’s impact on the Company’s business, please see Item 1A.— Risk Factors.

Results of Operations

Net income was $7.5 million for the three months ended March 31, 2020, a decrease of $2.9 million, or 28.1%, compared to the three months ended March 31, 2019, primarily due to the increase in the provision for credit losses during the first quarter of 2020. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands, except per share data and percentages)	2020	2019	Increase (Decrease)
Interest income	$36,211	$36,985	$(774)	(2.1%)
Interest expense	3,991	3,657	334	9.1%
Net interest income	32,220	33,328	(1,108)	(3.3%)
Provision for credit losses	5,049	1,147	3,902	(340.2%)
Noninterest income	4,327	3,493	834	23.9%
Noninterest expense	22,089	22,585	(496)	(2.2%)
Income before income taxes	9,409	13,089	(3,680)	(28.1%)
Income tax expense	1,868	2,599	(731)	(28.1%)
Net income	$7,541	$10,490	$(2,949)	(28.1%)
Earnings per share - basic	$0.30	$0.42
Earnings per share - diluted	0.30	0.42
Dividends per share	0.10	0.10
Return on average assets (1)	0.87%	1.30%
Return on average shareholders' equity (1)	5.64%	8.59%

(1)	Annualized.

Net Interest Income

Net interest income was $32.2 million for the first quarter of 2020, compared to $33.3 million for the first quarter of 2019. Net interest income decreased $1.1 million during the first quarter of 2020, compared to the first quarter of 2019, primarily due to the decrease in rates for loans, securities and other interest-earning assets and the increase in average interest-bearing deposits and advances from the Federal Home Loan Bank. These factors were partially offset by the increase in average loans and other interest-earning assets, the decrease in rates on interest-bearing deposits and increased average advances from the Federal Home Loan Bank and the increase of one day between the periods.

The yields on interest-earning assets have trended downward to 4.56% for the first quarter of 2020, compared to 5.03% for the first quarter of 2019. The rates on interest-bearing deposits did not fluctuate as much during these periods. The cost of interest-bearing liabilities was 0.94% for the first quarter of 2020 and 0.95% for the first quarter of 2019. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities have not decreased to the same extent, which has caused compression of the Company’s net interest margin on a tax equivalent basis to 4.06% for the first quarter of 2020, from 4.56% for the first quarter of 2019.

Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem to decreases in market rates, they remain a low-cost source of funds, as compared to other sources of funds, such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets
Interest-earning assets:
Total loans (2)	$2,634,507	$33,617	5.13%	$2,500,788	$33,793	5.48%
Securities	233,917	1,363	2.34%	231,650	1,557	2.73%
Other interest-earning assets	315,099	1,055	1.35%	239,281	1,483	2.51%
Equity investments	13,661	176	5.18%	12,285	152	5.02%
Total interest-earning assets	3,197,184	$36,211	4.56%	2,984,004	$36,985	5.03%
Allowance for credit losses for loans	(25,831)			(24,016)
Noninterest-earning assets	296,698			302,915
Total assets	$3,468,051			$3,262,903
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,650,064	$3,766	0.92%	$1,544,039	$3,584	0.94%
Federal Home Loan Bank advances	50,000	221	1.78%	9,722	64	2.67%
Repurchase agreements	763	—	—	1,856	1	0.22%
Note payable and junior subordinated debt	—	4	—	365	8	4.44%
Total interest-bearing liabilities	1,700,827	$3,991	0.94%	1,555,982	$3,657	0.95%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,184,776			1,177,086
Other liabilities	44,620			34,634
Total noninterest-bearing liabilities	1,229,396			1,211,720
Shareholders’ equity	537,828			495,201
Total liabilities and shareholders’ equity	$3,468,051			$3,262,903
Net interest income		$32,220			$33,328
Net interest spread (3)			3.62%			4.08%
Net interest margin (4)			4.05%			4.53%
Net interest margin—tax equivalent (5)			4.06%			4.56%

(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest‑earning assets.
(5)	Tax equivalent adjustments of $81,000 and $255,000 for the three months ended March 31, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

The following tables present information regarding changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume, changes attributable to changes in interest rates and changes due to one additional day in the three months ended March 31, 2020. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three Months Ended March 31, 2020, Compared to
	Three Months Ended March 31, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(2,358)	$1,807	$375	$(176)
Securities	(226)	15	17	(194)
Other interest-earning assets	(913)	469	16	(428)
Equity investments	5	17	2	24
Total increase (decrease) in interest income	(3,492)	2,308	410	(774)
Interest-bearing liabilities:
Interest-bearing deposits	(103)	246	39	182
Federal Home Loan Bank advances	(109)	265	1	157
Repurchase agreements	—	(1)	—	(1)
Note payable and junior subordinated debt	—	(4)	—	(4)
Total increase in interest expense	(212)	506	40	334
Increase (decrease) in net interest income	$(3,280)	$1,802	$370	$(1,108)

Provision for Credit Losses

The provision for credit losses was $5.0 million for the first quarter of 2020, compared to $1.1 million for the first quarter of 2019. The increase in the provision for credit losses for the first quarter of 2020 was primarily due to the impact of COVID-19 and the drop in the price of oil and gas on the local and national economy and on current and forecasted expected credit losses.

Effective January 1, 2020, the Company adopted the new accounting standard related to CECL. As a result, the ACL for loans was increased $874,000 and the liability related to the ACL for unfunded commitments increased $2.9 million with the associated deferred tax assets increasing $809,000, which resulted in a net reduction to retained earnings of $3.0 million, during the first quarter ended March 31, 2020.

The ACL was $31.2 million, or 1.17% of total loans, at March 31, 2020, compared to $25.3 million, or 0.96% of total loans, at December 31, 2019 and $24.6 million, or 0.97% of total loans, at March 31, 2019. The increase in the ACL for loans was primarily due to the impact of COVID-19, as discussed above, and the drop in the price of oil and gas during the first quarter of 2020. These factors resulted in an approximate increase of 0.21% to the ACL as a percentage of total loans.

The Company’s direct and indirect oil and gas loans represented 7.2% of gross loans at March 31, 2020 and 7.5% at March 31, 2019. The Company’s direct oil and gas loans are loans to an entity with more than 50% of its revenue related to the well-head, oil in the ground or extracting oil or gas. This includes any activity, product or service related to the oil and gas industry, such as exploration and production, or E&P, drilling, downhole equipment or services, oil field services, machine shops, pump or compressor at the well, midstream companies and midstream service companies. The Company’s indirect oil and gas loans are loans to an entity with a material portion of its revenue (20% - 50%) from the type of companies defined above as “direct.” Examples of indirect oil and gas loans include loans to trucking companies, machine shops and commercial real estate with significant reliance on oil and gas companies.

The liability associated with the ACL for unfunded commitments was $3.7 million at March 31, 2020, compared to $378,000 at March 31, 2019. The increase is primarily due to the adoption of CECL and the impact of COVID-19 and oil and gas price declines as discussed above. The economic impact from COVID-19 and oil and gas prices resulted in an approximate increase of 0.08% to the liability associated with the ACL as a percentage of total availability on unfunded commitments.

For additional discussion regarding the adoption of CECL and its impact, see the “Notes to Condensed Consolidated Financial Statements – Note 6.”

Noninterest Income

For the three months ended March 31, 2020, noninterest income increased $834,000, compared to the three months ended March 31, 2019, primarily due to increased swap origination fees. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Deposit account service charges	$1,485	$1,629	$(144)	(8.8%)
Card interchange fees	922	864	58	6.7%
Earnings on bank-owned life insurance	416	430	(14)	(3.3%)
Net gain on sales of assets	123	88	35	39.8%
Other	1,381	482	899	186.5%
Total noninterest income	$4,327	$3,493	$834	23.9%

Noninterest income was $4.3 million for the first quarter of 2020 and $3.5 million for the first quarter of 2019. The increase in noninterest income during the first quarter of 2020, as compared to the first quarter of 2019, is primarily due to increased swap origination fees due to new swap agreements in the first quarter of 2020.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. For the three months ended March 31, 2020, compared to the same period of the prior year, noninterest expense decreased primarily due to lower professional and director fees and lower regulatory fees, partially offset by increased salaries and employee benefits. See further analysis of these changes in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Salaries and employee benefits	$ 14,223	$ 13,822	$ 401	2.9%
Occupancy expense	2,424	2,267	157	6.9%
Professional and director fees	1,152	2,091	(939)	(44.9%)
Data processing and software	1,222	1,154	68	5.9%
Regulatory fees	103	464	(361)	(77.8%)
Advertising, marketing and business development	364	440	(76)	(17.3%)
Telephone and communications	419	378	41	10.8%
Security and protection expense	374	323	51	15.8%
Amortization of intangibles	221	232	(11)	(4.7%)
Other expenses	1,587	1,414	173	12.2%
Total noninterest expense	$ 22,089	$ 22,585	$ (496)	(2.2%)

Noninterest expense was $22.1 million for the first quarter of 2020, compared to $ $22.6 million for the first quarter of 2019. The decrease in noninterest expense of $496,000 between the first quarter of 2020 and the first quarter of 2019 was primarily due to lower professional and director fees, predominately legal fees, and lower regulatory fees, partially offset by increased salaries and benefits as a result of annual salary increases and increased employee headcount on a full-time equivalent basis.

Legal fees, which are part of professional and director fees, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower legal fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations. The Bank incurred legal fees related to this investigation of $256,000 and $1.1 million in the three months ended March 31, 2020 and 2019, respectively.

Regulatory fees are lower in the first quarter of 2020, compared to the first quarter of 2019, primarily due to a FDIC deposit assessment credit received in 2020.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre‑tax income, tax‑exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense and effective tax rates for the periods shown below was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Income tax expense	$ 1,868	$ 2,599
Effective tax rate	19.85%	19.86%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest and bank-owned life insurance.

Financial Condition

Total assets were $3.4 billion as of March 31, 2020, compared to $3.5 billion as of December 31, 2019, a decrease of $52.9 million primarily due to a $87.1 million decrease in cash and cash equivalents and an increase in the ACL for loans of $5.9 million, partially offset by an increase in loans of $32.5 million. See further analysis of the other changes in the related discussions that follow.

Loan Portfolio

As of March 31, 2020, loans, excluding loans held for sale, were $2.7 billion, an increase of $32.5 million, or 1.2%, compared to $2.6 billion at December 31, 2019. The increase in loans was primarily due to organic growth and increased capital needs of existing customers.

In support of customers impacted by COVID-19 and keeping with guidance from regulators, the Company began offering relief through payment deferrals during the first quarter of 2020. Additionally, beginning in April 2020, the Company began to participate in the PPP under the CARES Act. Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

The loan portfolio by loan class as of the dates indicated was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	Increase (Decrease)
Commercial and industrial	$542,650	$527,607	$15,043	2.9%
Real estate:
Commercial real estate	904,395	900,746	3,649	0.4%
Construction and development	558,343	527,812	30,531	5.8%
1-4 family residential	276,142	280,192	(4,050)	(1.4%)
Multi-family residential	267,152	277,209	(10,057)	(3.6%)
Consumer	38,133	36,782	1,351	3.7%
Agriculture	7,520	9,812	(2,292)	(23.4%)
Other	84,076	86,513	(2,437)	(2.8%)
Gross loans	2,678,411	2,646,673	31,738	1.2%
Less deferred fees and unearned discount	(5,942)	(6,125)	183	(3.0%)
Less loans held for sale	(882)	(1,463)	581	—
Loans, excluding loans held for sale	2,671,587	2,639,085	32,502	1.2%
Less allowance for credit losses for loans	(31,194)	(25,280)	(5,914)	23.4%
Loans, net	$2,640,393	$2,613,805	$26,588	1.0%

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

	1 Year	1 Year Through	After
(Dollars in thousands)	or Less	5 Years	5 Years	Total
March 31, 2020
Commercial and industrial	$295,849	$215,441	$31,360	$542,650
Real estate:
Commercial real estate	100,097	610,666	193,632	904,395
Construction and development	165,549	333,576	59,218	558,343
1-4 family residential	15,192	38,612	222,338	276,142
Multi-family residential	66,685	13,497	186,970	267,152
Consumer	25,260	12,372	501	38,133
Agriculture	6,204	1,316	—	7,520
Other	24,402	57,906	1,768	84,076
Gross loans	$699,238	$1,283,386	$695,787	$2,678,411
Fixed rate loans	$160,787	$769,815	$306,871	$1,237,473
Variable rate loans	538,451	513,571	388,916	1,440,938

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. Nonperforming assets remain low relative to total assets at $1.4 million, or 0.04% of total assets, at March 31, 2020 and $977,000, or 0.03% of total assets, at December 31, 2019.

The components of nonperforming assets as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans	$1,448	$977
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	1,448	977
Foreclosed assets	—	—
Total nonperforming assets	$1,448	$977

Total assets	$3,425,650	$3,478,544
Loans, excluding loans held for sale	2,671,587	2,639,085
Allowance for credit losses for loans	31,194	25,280

Nonaccrual loans to loans, excluding loans held for sale	0.05%	0.04%
Allowance for credit losses for loans to nonaccrual loans	2,154.28%	2,587.51%
Nonperforming loans to loans, excluding loans held for sale	0.05%	0.04%
Nonperforming assets to total assets	0.04%	0.03%

Troubled Debt Restructurings

The Company has certain loans that have been restructured due to borrower’s financial difficulties.  The recorded investment in troubled debt restructurings was $15.9 million and $8.8 million as of March 31, 2020 and December 31, 2019, respectively. Loans restructured due to the borrower’s financial difficulties during the three months ending March 31, 2020, which remain outstanding as of the end of that period were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2020
Commercial and industrial	3	$657	$426	$—	$231	$—
Commercial real estate	3	4,813	4,813	—	—	—
Total	6	$5,470	$5,239	$—	$231	$—

The Company expects that number of troubled debt restructurings may increase during 2020 due to the impact of COVID-19 and the drop in the prices of oil and gas.

Risk Gradings

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades as described below that are used as credit quality indicators. See description of the risk grades in “Item 1—Financial Statements—Note 6.”

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
March 31, 2020
Commercial and industrial	$528,875	$750	$13,025	$542,650
Real estate:
Commercial real estate	879,899	12,587	11,909	904,395
Construction and development	545,792	—	12,551	558,343
1-4 family residential	269,989	818	5,335	276,142
Multi-family residential	267,152	—	—	267,152
Consumer	38,128	—	5	38,133
Agriculture	7,443	—	77	7,520
Other	75,809	—	8,267	84,076
Gross loans	$2,613,087	$14,155	$51,169	$2,678,411

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Gross loans	$2,582,970	$34,742	$28,961	$2,646,673

Allowance for Credit Losses for Loans

The Company maintains an ACL for loans that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. The amount of the ACL for loans should not be interpreted as an indication that charge‑offs in future periods will necessarily occur in those amounts. In determining the ACL for loans, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL for loans is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

Effective January 1, 2020, the Company adopted ASU 2016-13, which related to CECL. Please refer to “Item 1—Financial Statements—Note 6” for a description of the model, factors and the methodology used by the Company to determine the ACL. Also see “Management’s Discussion and Analysis—Critical Accounting Policies—Loans and Allowance for Credit Losses for Loans.”

Activity in the ACL for loans for the dates indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Allowance for credit losses for loans at beginning of period	$25,280	$23,693
Impact of CECL adoption	874	—
Provision for loan losses	4,739	1,147
Charge-offs:
Commercial and industrial	30	280
Consumer	103	4
Total charge-offs	133	284
Recoveries:
Commercial and industrial	428	74
Real estate:
Commercial real estate	—	2
1-4 family residential	1	1
Consumer	4	10
Other	1	—
Total recoveries	434	87
Net (charge-offs) recoveries	301	(197)
Allowance for credit losses for loans	$31,194	$24,643

Loans, excluding loans held for sale	$2,671,587	$2,544,709
Total average loans	2,634,507	2,500,788
Allowance for credit losses for loans, excluding loans held for sale	1.17%	0.97%
Net charge-offs (recoveries) to total average loans (1)	(0.05%)	0.03%

(1)	Annualized.

The ACL by loan category as of the dates indicated was as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,535	30.6%	$7,671	30.3%
Real estate:
Commercial real estate	9,576	30.7%	7,975	31.6%
Construction and development	5,795	18.6%	4,446	17.6%
1-4 family residential	2,430	7.8%	2,257	8.9%
Multi-family residential	2,413	7.7%	1,699	6.7%
Consumer	477	1.5%	388	1.5%
Agriculture	129	0.4%	74	0.3%
Other	839	2.7%	770	3.1%
Total allowance for credit losses for loans	$31,194	100.0%	$25,280	100.0%

Securities

As of March 31, 2020, the carrying amount of the Company’s securities totaled $234.0 million compared to $231.3 million as of December 31, 2019, an increase of $2.8 million, or 1.2%. Amortized cost decreased $2.3 million as a result of maturities, sales, calls and paydowns outpacing purchases. The unrealized gains on the securities portfolio were $8.1 million at March 31, 2020, compared to a $3.0 million at December 31, 2019. This increase of $5.1 million was due to changing market interest rates.

The book value of the securities portfolio as of the dates indicated below was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	Increase (Decrease)
Securities available for sale:
Debt securities:
State and municipal securities	$50,886	$53,279	$(2,393)	(4.5%)
U.S. agency securities:
Collateralized mortgage obligations	53,065	55,989	(2,924)	(5.2%)
Mortgage-backed securities	128,892	120,847	8,045	6.7%
Equity securities:	1,171	1,147	24	2.1%
Total securities	$234,014	$231,262	$2,752	1.2%

The Company’s mortgage‑backed securities at March 31, 2020 and December 31, 2019, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yield based on annualized income divided by the average amortized cost of the available for sale securities portfolio as of the date indicated was as follows:

	1 Year		After 1 Year		After 5 Years		After
	or Less		to 5 years		to 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
March 31, 2020
Securities available for sale:
Debt securities:
State and municipal securities	$567	2.6%	$1,410	2.4%	$9,063	2.8%	$39,846	2.9%	$50,886	2.9%
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—	4,815	2.1%	48,250	1.3%	53,065	1.3%
Mortgage-backed securities	38	2.5%	1,721	3.8%	1,658	2.7%	125,475	2.3%	128,892	2.3%
Equity securities:	1,171	2.1%	—	—	—	—	—		1,171	2.1%
Total securities	$1,776	2.3%	$3,131	3.1%	$15,536	2.6%	$213,571	2.2%	$234,014	2.2%

The contractual maturity of a collateralized mortgage obligation or mortgage‑backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 2.8 years with an estimated modified duration of 2.9 years as of March 31, 2020.

A portion of the securities have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the economic environment. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments and, as a result, the average lives of these securities are lengthened. If interest rates fall, prepayments tend to increase and, as a result, the lives of these securities are shortened.

Deposits

Total deposits as of March 31, 2020, were $2.8 billion, a decrease of $60.2 million, or 2.1%, compared to December 31, 2019. Noninterest‑bearing deposits as of March 31, 2020 were $1.2 billion, an increase of $10.7 million, or 0.9%, compared to December 31, 2019. Total interest‑bearing account balances as of March 31, 2020 were $1.6 billion, a decrease of $70.8 million, or 4.2%, from December 31, 2019. The changes in deposits from December 31, 2019 to March 31, 2020 are due to normal fluctuations in customer activities.

The components of deposits at the dates shown below were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	Increase (Decrease)
Interest-bearing demand accounts	$359,943	$369,744	$(9,801)	(2.7%)
Money market accounts	760,036	805,942	(45,906)	(5.7%)
Saving accounts	90,227	92,183	(1,956)	(2.1%)
Certificates and other time deposits, $100,000 or greater	212,341	208,018	4,323	2.1%
Certificates and other time deposits, less than $100,000	174,145	191,640	(17,495)	(9.1%)
Total interest-bearing deposits	1,596,692	1,667,527	(70,835)	(4.2%)
Noninterest-bearing deposits	1,195,541	1,184,861	10,680	0.9%
Total deposits	$2,792,233	$2,852,388	$(60,155)	(2.1%)

.

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2020
Three months or less	$62,437
Over three months through six months	83,570
Over six months through 12 months	147,072
Over 12 months through three years	69,412
Over three years	23,995
Total	$386,486

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the three months ended March 31, 2020 were computed on an annualized basis.

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$369,091	0.21%	$352,678	0.25%
Money market accounts	791,412	1.02%	745,435	1.28%
Savings accounts	91,033	0.06%	93,192	0.06%
Certificates and other time deposits, $100,000 or greater	211,835	1.48%	191,770	1.36%
Certificates and other time deposits, less than $100,000	186,693	1.67%	182,963	1.61%
Total interest-bearing deposits	1,650,064	0.92%	1,566,038	1.02%
Noninterest-bearing deposits	1,184,776	—	1,193,527	—
Total deposits	$2,834,840	0.53%	$2,759,565	0.58%

The ratio of average noninterest‑bearing deposits to average total deposits was 41.8% for the three months ended March 31, 2020 and 43.3% for the year ended December 31, 2019.

Borrowings

The Company has a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit. At March 31, 2020, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during the three months ended March 31, 2020 or the year ended December 31, 2019. See “Item 1—Financial Statements—Note 11.”

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $1.0 billion at both March 31, 2020 and December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million both March 31, 2020 and December 31, 2019, and these borrowings were on a long-term basis. There were no borrowings under this agreement during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the three months ended March 31, 2020 and 2019, was $50.0 million and $9.7 million, respectively. The weighted-average rate for the three months ended March 31, 2020 and 2019, was 1.78% and 2.67%, respectively. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” below for maturity information.

The Company maintains four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million. There were no funds outstanding under these lines of credit as of March 31, 2020 and December 31, 2019.

Liquidity and Capital Resources

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s primary source of funds is deposits and the primary use of funds is loans. Historically, the cost of the Company’s deposits has been lower than other sources of funds available, such as debt. The Company does not expect a change in the primary source or use of funds in the foreseeable future.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Sources of funds:
Deposits:
Interest-bearing	47.6%	46.4%
Noninterest-bearing	34.1%	35.4%
Federal Home Loan Bank advances	1.5%	1.8%
Other liabilities	1.3%	1.1%
Shareholders’ equity	15.5%	15.3%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.0%	77.3%
Securities	6.7%	6.9%
Other interest-earning assets	9.1%	7.2%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	7.8%	8.1%
Total uses	100.0%	100.0%
Average loans to average deposits	92.9%	94.5%

As of March 31, 2020, cash and cash equivalents totaled $284.9 million, compared to $372.1 million as of December 31, 2019, a decrease of $87.2 million. The decrease was primarily due to an increase in loans of $32.5 million, a $60.2 million decrease in deposits, $5.4 million spent in repurchasing shares of common stock, $2.5 million of dividends paid and net income of $7.5 million. See “Item 1—Financial Statements—Condensed Consolidated Statement of Cash Flows” for the three months ended March 31, 2020 for additional analysis.

 As of March 31, 2020, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

During the period of uncertainty and volatility related to the COVID-19 pandemic and the decrease in oil prices, the Company will continue to monitor its liquidity and may seek to obtain additional financing to further support its business.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 year to	3 years to	Greater than
(Dollars in thousands)	1 year	3 years	5 years	5 years	Total
March 31, 2020
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancelable future operating leases	2,140	4,905	4,217	9,792	21,054
Certificates of deposit	293,079	69,412	23,995	—	386,486
Total	$295,219	$84,317	$68,212	$9,792	$457,540
December 31, 2019
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancelable future operating leases	2,025	4,836	4,394	10,231	21,486
Certificates of deposit	298,218	70,490	30,950	—	399,658
Total	$300,243	$85,326	$75,344	$10,231	$471,144

Off‑Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP, are not included in the consolidated balance sheets. These transactions are entered into to meet the customer financing needs. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

Commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the dates indicated were as follows:

	Less than	1 year to	3 years to	Greater than
(Dollars in thousands)	1 year	3 years	5 years	5 years	Total
March 31, 2020
Standby letters of credit	$19,887	$8,553	$—	$—	$28,440
Commitments to extend credit	467,362	240,886	30,297	10,235	748,780
Total	$487,249	$249,439	$30,297	$10,235	$777,220
December 31, 2019
Standby letters of credit	$14,990	$8,557	$—	$—	$23,547
Commitments to extend credit	485,304	263,647	34,425	10,674	794,050
Total	$500,294	$272,204	$34,425	$10,674	$817,597

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to its customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

Capital Resources

Total shareholders’ equity increased to $536.9 million as of March 31, 2020, compared to $535.7 million as of December 31, 2019, an increase of $1.2 million, primarily due to the current year income of $7.5 million, a $4.0 million increase in other comprehensive income and $557,000 of stock compensation expense, partially offset by $5.4 million paid to repurchase shares of common stock, $3.0 million due to implementation of CECL, and $2.5 million of dividends to common shareholders declared during 2020.

During the three months ended March  31, 2020, the Company repurchased 240,445 shares under its share repurchase program at an average price of $22.29 per share which shares were retired and returned to the status of authorized but unissued.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At March 31, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Item 1—Financial Statements—Note 19.”

Interest Rate Sensitivity and Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices. As a financial institution, the Company’s primary component of market risk is interest rate volatility. The Company is not subject to foreign exchange risk or direct commodity price risk and does not own any trading assets. The Company does not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts to reduce interest rate risk.

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

Simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated below were as follows:

	March 31, 2020		December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	11.7%	21.0%	15.8%	10.2%
+ 200	6.4%	18.6%	10.9%	10.4%
+ 100	2.3%	11.8%	5.4%	8.7%
Base	—%	—%	—%	—%
−100	(4.6)%	(24.6)%	(4.5)%	(14.6)%

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 12.9% of the Company’s loans as of March 31, 2020. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
Tangible Equity
Total shareholders’ equity	$536,874	$535,721
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,700	4,938
Tangible equity	$451,224	$449,833
Tangible Assets
Total assets	$3,425,650	$3,478,544
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,700	4,938
Tangible assets	$3,340,000	$3,392,656

Common shares outstanding	24,746	24,980
Book value per share	$21.70	$21.45
Tangible book value per share	$18.23	$18.01
Total shareholders’ equity to total assets	15.67%	15.40%
Tangible equity to tangible assets	13.51%	13.26%

Critical Accounting Policies

The Company’s accounting policies are described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

Allowance for Credit Losses for Loans

The ACL for loans represents management’s estimate of expected credit losses inherent in the loan portfolio. In determining the allowance, the Company evaluates loans individually, or in groups of loans that share similar risk characteristics, where the expected loss can be identified and reasonably estimated. On a quarterly basis, the risk inherent in the loan portfolio based on qualitative and quantitative trends in the portfolio is assessed, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors and reasonable and supportable forecasts to determine the expected credit losses on the loan portfolio.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount it believes is sufficient to provide for expected credit losses inherent in the loan portfolio at each balance sheet date. Fluctuations in the provision for credit losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the allowance, and therefore the Company’s financial position, liquidity or results of operations.

The Company adopted ASU 2016-13 effective January 1, 2020. Please refer to “Item 1—Financial Statements—Note 6” for a description of the model, factors and the methodology used to determine the ACL.

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

Emerging Growth Company

The Jump Start Our Business Start-ups, or JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company decided not to take advantage of this provision and is complying with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See “Item 1—Financial Statements—Note 1.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures—As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March  31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings. The Company is from time to time subject to claims and litigation arising in the ordinary course of business.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect the Company’s reputation, even if resolved in the Company’s favor.

Item 1A. Risk Factors

The COVID-19 pandemic’s adverse impacts on the Company’s business, financial position, results of operations, and prospects could be significant.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest prices, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in the Company’s Form 10-K could be exacerbated and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

•

Credit Risk.  The Company’s risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the Company’s borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause the Company’s customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in the Company’s portfolio or defaults by the counterparties, the Company could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover its exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with the Company’s existing loans, the ability to liquidate the real estate collateral securing its residential and commercial real estate loans, its ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of its lending and services, and the financial condition and credit risk of its customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent the Company from or, in some cases, its business decisions may result in, a delay in the Company taking certain remediation actions, such as foreclosure. In addition, the Company has unfunded commitments to extend credit to customers, which may not be drawn upon. During a challenging economic environment like now, the Company’s customers are more dependent on the Company’s credit commitments and increased borrowings under these commitments could adversely impact the Company’s liquidity. Furthermore, in an effort to support its communities during the pandemic, the Company is participating in the PPP under the CARES Act, whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that the Company would have otherwise lent to. A more detailed risk discussion about PPP loans is provided below.

•

Strategic Risk.  The Company’s success may be affected by a variety of external factors that may affect the price or marketability of its products and services, including disruptions in the capital markets, changes in interest rates that may increase its funding costs, reduced demand for its financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activities to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in the Company’s Houston, Beaumont and Dallas markets, local governments have acted to temporarily close or restrict the operations of commercial real estate and as a result, the Company has recently experienced a decline in origination of commercial real estate and construction and development loans. The future effects of COVID-19 on economic activity could negatively affect the future banking products the Company provides, including a decline in originating commercial real estate loans that were 33.8% of total gross loans and construction and development loans that were 20.8% of total gross loans, each as of March 31, 2020.

•

Operational Risk.  Current and future restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on its operations. The Company relies on business processes and branch activity that largely depend on people, technology, and the use of complex systems and models to manage its business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, the Company has modified its business practices and granted access to 51% of its employees to work remotely from their homes in order to have the Company’s operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in its offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of its ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt its operations and the operations of any impacted customers.

Moreover, the Company relies on many third parties in its business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and Uniform Commercial Code filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

•

Interest Rate Risk.  The Company’s net interest income, lending activities, deposits, swap activities, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase the Company’s funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of the Company’s assets. Fluctuations in interest rates will impact both the level of income and expense recorded and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short-term maturity period, which in turn could have a material adverse effect on the Company’s net income, operating results, or financial condition including future expected cash flows.

•

Self-Insurance Risk.  The Company maintains an employee health insurance coverage plan on a self-insured basis backed by stop-loss coverage, which sets a limit on its liability for individual and aggregate claim costs. The Company records expenses based on actual claims incurred and estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. The Company’s estimated liability for the estimated costs of employee healthcare claims incurred and unpaid is based on historical trends and expected claims during the coverage period. It is possible, however, that actual liabilities associated with claims may exceed the Company’s estimated costs. If the Company experiences widespread cases of COVID-19 illnesses among its employees, the Company may experience an unexpectedly high number of claims that could result in costs and liabilities exceeding its estimates and budgeted amounts, causing the Company to record additional expenses. The ultimate amount of these costs cannot be estimated at this time, and a prolonged period of spread of the disease could further increase the Company’s costs and liabilities, the impact of which may be material.

Because there have been no comparable recent global pandemics that resulted in similar global impacts,  the Company does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of the Company’s work from home arrangements and third-party providers’ ability to support its operation, any actions taken by governmental authorities and other third parties in response to the pandemic. While the Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole, the effects could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and capital levels. Moreover, many risk factors set forth in the Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

The Company could be adversely impacted by the unexpected loss of the services of its executive management team and other key employees.

The Company’s success depends in large part on the performance of its executive management team and other key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. If any of the Company’s executive management team contract COVID-19, the Company may lose their services for an extended period of time, which would likely have a negative impact on its business and operations.

A significant percentage of the Company’s key employees and executive leaders live and work in Houston and Beaumont, Texas. This concentration of its personnel, technology, and facilities increases the Company’s risk of business disruptions if the negative impacts of the COVID-19 pandemic, or a significant outbreak of another contagious disease, affect the Houston, Beaumont or Dallas metropolitan area. If the Company experiences widespread cases of COVID-19 among the employees, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health, may require the Company to take remediation measures, and could impair its ability to conduct business. The Company may not be successful in retaining its key employees or finding adequate replacements for lost personnel.

The Company could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on the Texas economy and adversely impact the Company’s results of operations and financial condition. Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and the overall Texas economy and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as significant job losses in industries tied to energy, lower spending habits, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

The Company’s business is concentrated in and largely dependent upon the continued growth and welfare of the Company’s markets and on the banking industry in general.

The Company’s business is concentrated in the Houston and Beaumont, Texas markets and it recently entered the Dallas, Texas market. The Company’s success depends, to a significant extent, upon the economic activity and conditions in its markets. Economic conditions within its markets are influenced by the energy sector generally and the price of oil and gas in particular. Adverse economic conditions that impact its markets could reduce its growth rate, the ability of customers to repay their loans, the value of collateral underlying loans, the Company’s ability to attract deposits and generally impact its business, financial condition, results of operations and future prospects. Due to the Company’s geographic concentration, it may be less able than other larger regional or national financial institutions to diversify its credit risks.

National market conditions and economic trends, such as the uncertainties caused by COVID-19 both short-term and long-term, volatility in the real estate market in some parts of the country, uncertain regulatory and changing interest rate conditions could adversely impact the Company’s business, financial condition and results of operations. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both nationally and globally and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and may worsen in the near term. A national economic downturn or deterioration of conditions in the Company’s market could adversely impact the Company’s borrowers and cause losses beyond those that are provided for in its ACL due to increases in loan delinquencies, nonperforming assets and foreclosures and decreases in demand for the Company’s products and services, which could adversely impact its liquidity position and decrease the value of the collateral. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in borrowers seeking sources of liquidity and withdrawing deposits and drawing down credit commitments at rates greater than the Company previously expected. In addition, the effects of COVID-19, including actions taken by individuals, businesses, government agencies and others in response to COVID-19, may aggravate the impact on its business of the risk factors discussed herein.

The small to medium-sized businesses that the Company lends to may have fewer resources to endure adverse business developments, which may impair its borrowers’ ability to repay loans; furthermore, the Company participates in the small business loan program under the CARES Act, which may further expose it to credit losses from borrowers under such programs.

The Company focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the collateral securing such loans generally includes real property and general business assets, which may decline in value more rapidly than the Company anticipates, exposing the Company to increased credit risk.

Since the outbreak of COVID-19 and the shutdown enacted in the Company’s primary markets in Houston, Beaumont and Dallas. The overall economy and local markets have suffered the Company’s negative impact. These challenging market conditions in which the Company’s borrowers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to credit losses and could adversely affect the Company’s business, financial condition and results of operations. Moreover, the success of a small and medium sized business often depends on the management skills, talents and efforts of a small group of people and the health, death, disability or resignation of one or more of the key management, the inefficiency caused by the current remote working arrangement or the limited availability to work due to health concerns in response of COVID-19 could have an adverse impact on the Company’s borrower’s business and its ability to repay its loan.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Bank is now offering deferral and forbearance plans and has made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are guaranteed by the SBA. The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred for six months. In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans and they may not maintain the level of employees and salary levels required for forgiveness, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides or that the federal government may not pay timely the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP. Further, the Bank may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice. Additionally, every PPP borrower is in a challenging financial position that may negatively impact their ability to repay if the loans are not subject to forgiveness. If the Company’s borrowers are unable to repay their loans, the Company’s business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The maximum number of shares that may yet be purchased in the table below relates to this repurchase program. On March 18, 2020, the Company temporarily suspended its share repurchase program in light of the challenges presented by the COVID-19 pandemic and surrounding events. The Company may reinstate the share repurchase program in the future.

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended March 31, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Maximum
				Number of Shares
			Number of	That May Yet be
			Shares Purchased	Purchased Under a
	Number of	Average Price	as Part of Publicly	Plan at the
Period	Shares Purchased	Paid per Share	Announced Plan	End of the Period (1)
January 1, 2020 - January 31, 2020	-	-	-	1,353,543
February 1, 2020 - February 29, 2020	1,129	$ 27.03	42,302	1,557,405
March 1, 2020 - March 31, 2020	89	$ 21.29	198,143	1,949,211

(1)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*     Filed with this Quarterly Report on Form 10‑Q

**   Furnished with this Quarterly Report on Form 10‑Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: April 30, 2020	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)