Form 10-Q
period 2020-06-30
CBTX, Inc.
filed 2020-07-29
CIK 1473844

June

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____   to   ____.

Commission File Number: 001-38280

CBTX, Inc.

(Exact name of registrant as specified in its charter)

Texas	20-8339782

(State or other jurisdiction of	(I.R.S. employer

incorporation or organization)	identification no.)

9 Greenway Plaza, Suite 110

Houston, Texas 77046

(Address of principal executive offices)

(713) 210-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CBTX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 24, 2020, there were 24,950,715 shares of the registrant’s common stock outstanding, including 196,081 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	June 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$60,151	$51,259
Interest-bearing deposits at other financial institutions	432,249	320,805
Total cash and cash equivalents	492,400	372,064
Securities	235,438	231,262
Equity investments	18,369	16,710
Loans held for sale	—	1,463
Loans, net of allowance for credit losses of $39,678 and $25,280 at June 30, 2020 and December 31, 2019, respectively	2,895,210	2,613,805
Premises and equipment, net of accumulated depreciation of $34,315 and $32,923 at June 30, 2020 and December 31, 2019, respectively	50,729	50,875
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,213 and $15,809 at June 30, 2020 and December 31, 2019, respectively	4,496	4,938
Bank-owned life insurance	72,709	71,881
Operating lease right-to-use asset	14,081	12,926
Deferred tax asset, net	11,440	7,432
Other assets	25,903	14,238
Total assets	$3,901,725	$3,478,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,513,748	$1,184,861
Interest-bearing deposits	1,740,455	1,667,527
Total deposits	3,254,203	2,852,388
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements	2,500	485
Operating lease liabilities	16,983	15,704
Other liabilities	40,683	24,246
Total liabilities	3,364,369	2,942,823
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,609,456 and 25,837,048 shares issued at June 30, 2020 and December 31, 2019, respectively, 24,754,634 and 24,979,702 shares outstanding at June 30, 2020 and December 31, 2019, respectively	256	258
Additional paid-in capital	342,256	346,559
Retained earnings	202,754	201,080
Treasury stock, at cost, 854,822 and 857,346 shares held at June 30, 2020 and December 31, 2019, respectively	(14,519)	(14,562)
Accumulated other comprehensive gain, net of tax of $1,123 and $634 at June 30, 2020 and December 31, 2019, respectively	6,609	2,386
Total shareholders’ equity	537,356	535,721
Total liabilities and shareholders’ equity	$3,901,725	$3,478,544

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$32,857	$35,608	$66,474	$69,401
Securities	1,228	1,519	2,591	3,076
Other interest-earning assets	169	1,359	1,224	2,842
Equity investments	171	163	347	315
Total interest income	34,425	38,649	70,636	75,634
Interest expense
Deposits	2,022	3,822	5,788	7,406
Federal Home Loan Bank advances	240	523	461	587
Repurchase agreements	1	1	1	2
Note payable and junior subordinated debt	4	4	8	12
Total interest expense	2,267	4,350	6,258	8,007
Net interest income	32,158	34,299	64,378	67,627
Provision for credit losses
Provision for credit losses for loans	8,537	807	13,276	1,954
Provision for credit losses for unfunded commitments	1,333	—	1,643	—
Total provision for credit losses	9,870	807	14,919	1,954
Net interest income after provision for credit losses	22,288	33,492	49,459	65,673
Noninterest income
Deposit account service charges	1,095	1,657	2,580	3,286
Card interchange fees	915	941	1,837	1,805
Earnings on bank-owned life insurance	412	3,721	828	4,151
Net gain on sales of assets	139	69	262	157
Other	348	915	1,729	1,397
Total noninterest income	2,909	7,303	7,236	10,796
Noninterest expense
Salaries and employee benefits	14,012	14,185	28,235	28,007
Occupancy expense	2,558	2,338	4,982	4,605
Professional and director fees	1,541	2,282	2,693	4,373
Data processing and software	1,292	1,086	2,514	2,240
Regulatory fees	476	446	579	910
Advertising, marketing and business development	269	532	633	972
Telephone and communications	392	456	811	834
Security and protection expense	351	367	725	690
Amortization of intangibles	230	225	451	457
Other expenses	1,374	1,486	2,961	2,900
Total noninterest expense	22,495	23,403	44,584	45,988
Net income before income tax expense	2,702	17,392	12,111	30,481
Income tax expense	539	3,077	2,407	5,676
Net income	$2,163	$14,315	$9,704	$24,805
Earnings per common share
Basic	$0.09	$0.57	$0.39	$1.00
Diluted	$0.09	$0.57	$0.39	$0.99

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,163	$14,315	$9,704	$24,805

Change in unrealized gains on securities available for sale arising during the period, net	313	2,721	5,336	5,747
Reclassification adjustments for net realized gains included in net income	—	—	10	3
Change in related deferred income tax	(65)	(571)	(1,123)	(1,207)
Other comprehensive income, net of tax	248	2,150	4,223	4,543
Total comprehensive income	$2,411	$16,465	$13,927	$29,348

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Six Months Ended June 30, 2019:
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	24,805	—	—	—	24,805
Dividends on common stock, $0.20 per share	—	—	—	(5,030)	—	—	—	(5,030)
Stock-based compensation expense	—	—	1,112	—	—	—	—	1,112
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,442	—	(19)	—	—	—	—	(19)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(95)	—	12,806	217	—	122
Other comprehensive income, net of tax	—	—	—	—	—	—	4,543	4,543
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158

Six Months Ended June 30, 2020:
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721
Net income	—	—	—	9,704	—	—	—	9,704
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.20 per share	—	—	—	(4,985)	—	—	—	(4,985)
Stock-based compensation expense	—	—	1,109	—	—	—	—	1,109
Vesting of restricted stock, net of shares withheld for employee tax liabilities	12,853	—	(44)	—	—	—	—	(44)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	2,524	43	—	33
Shares repurchased	(240,445)	(2)	(5,358)	—	—	—	—	(5,360)
Other comprehensive income, net of tax	—	—	—	—	—	—	4,223	4,223
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	25,777,904	$258	$344,971	$168,603	(859,428)	$(14,597)	$(582)	$498,653
Net income	—	—	—	14,315	—	—	—	14,315
Dividends on common stock, $0.10 per share	—	—	—	(2,517)	—	—	—	(2,517)
Stock-based compensation expense	—	—	567	—	—	—	—	567
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,231	—	(17)	—	—	—	—	(17)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(26)	—	1,962	33	—	7
Other comprehensive loss, net of tax	—	—	—	—	—	—	2,150	2,150
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158

Three Months Ended June 30, 2020:
Balance at March 31, 2020	25,601,835	$256	$341,713	$203,080	(855,822)	$(14,536)	$6,361	$536,874
Net income	—	—	—	2,163	—	—	—	2,163
Dividends on common stock, $0.10 per share	—	—	—	(2,489)	—	—	—	(2,489)
Stock-based compensation expense	—	—	552	—	—	—	—	552
Vesting of restricted stock, net of shares withheld for employee tax liabilities	7,621	—	(9)	—	—	—	—	(9)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	—	—	1,000	17	—	17
Shares repurchased	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	248	248
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,704	$24,805
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for credit losses	14,919	1,954
Depreciation expense	1,520	1,635
Amortization of intangibles	451	457
Amortization of premiums on securities	835	534
Amortization of lease right-to-use assets	743	659
Accretion of lease liabilities	249	262
Earnings on bank-owned life insurance	(828)	(4,151)
Stock-based compensation expense	1,109	1,112
Deferred income tax provision	(4,321)	(436)
Net gain on sales of assets	(262)	(157)
Earnings on securities	(40)	(16)
Change in operating assets and liabilities:
Loans held for sale	1,665	(1,325)
Other assets	(11,390)	(1,382)
Other liabilities	10,664	646
Total adjustments	15,314	(208)
Net cash provided by operating activities	25,018	24,597
Cash flows from investing activities:
Purchases of securities	(329,452)	(312,001)
Proceeds from sales, calls and maturities of securities	303,005	303,056
Principal repayments of securities	26,832	11,540
Net increase in loans	(294,088)	(226,513)
Sales of loan participations	566	30,330
Purchases of loan participations	(2,500)	(1,256)
Proceeds from sales of Small Business Administration loans	508	1,706
Net contributions to equity investments	(1,659)	(5,896)
Redemption (purchases) of bank-owned life insurance	—	4,655
Net purchases sales of premises and equipment	(1,374)	(1,391)
Proceeds from sales of repossessed real estate and other assets	—	45
Proceeds from insurance claims	—	108
Net cash used in investing activities	(298,162)	(195,617)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	328,887	18,229
Net decrease in interest-bearing deposits	72,928	(45,604)
Net increase in Federal Home Loan Bank advances	—	90,000
Net increase (decrease) in securities sold under agreements to repurchase	2,015	(1,693)
Redemption of trust preferred securities	—	(1,571)
Dividends paid on common stock	(4,979)	(3,738)
Payments to tax authorities for stock-based compensation	(44)	(19)
Proceeds from exercise of stock options	33	122
Repurchase of common stock	(5,360)	—
Net cash provided by financing activities	393,480	55,726
Net decrease in cash, cash equivalents and restricted cash	120,336	(115,294)
Cash, cash equivalents and restricted cash, beginning	372,064	382,070
Cash, cash equivalents and restricted cash, ending	$492,400	$266,776

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2020 and December 31, 2019, consolidated results of operations and consolidated shareholders’ equity for the three and six months ended June 30, 2020 and 2019, and consolidated cash flows for the six months ended June 30, 2020 and 2019.

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

Share Repurchase Program

During the six months ended June 30, 2020, 240,445 shares were repurchased under the Company’s share repurchase program at an average price of $22.29 per share and retired and returned to the status of authorized but unissued shares. There were no shares repurchased during the six months ended June 30, 2019.

Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update, or ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or CECL, effective January 1, 2020. The scope of CECL includes loans, debt securities classified as held to maturity, other receivables, off-balance sheet credit exposures and any other financial assets not excluded from the scope that have the contractual right to receive cash. In addition, CECL amends the accounting and reporting for credit losses on available for sale securities.

CECL requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As part of the implementation of CECL, the Company changed its methodology of determining the allowance for credit losses, or ACL, for loans and for determining an ACL associated with the Company’s off-balance sheet credit exposures, which are primarily unfunded commitments to borrowers. Through a one-time cumulative effect reduction of retained earnings of $3.0 million, the adoption of ASU 2016-13 increased the ACL for loans by $874,000, increased the liability related to the ACL for unfunded commitments by $2.9 million, with the associated deferred tax assets increasing by $809,000.

The adoption of CECL did not have any impact on held-to-maturity securities as the Company did not hold any as of January 1, 2020. Additionally, the Company assessed the impact of CECL on its available for sale securities utilizing various qualitative factors and determined there were no credit losses within the portfolio requiring an allowance upon adoption. The Company did not have any purchased financial assets with credit deterioration as of January 1, 2020. See Note 6: Allowance for Credit Losses for further discussion related to CECL and related disclosures.

Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps and approximately 12.5% of the Company’s loans as of June 30, 2020.

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

Cash Flow Reporting

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank of Dallas or the Federal Reserve Bank, and the reserve requirements for the Bank were $16.2 million and $18.6 million at June 30, 2020 and December 31, 2019, respectively. Additionally, as of June 30, 2020 and December 31, 2019, the Company had $10.1 million and $3.1 million, respectively, in cash collateral on deposit with other financial institution counterparties related to interest rate swap transactions. The reserves maintained with the Federal Reserve Bank and the cash collateral for interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,707	$4,323
Cash paid for interest	6,444	7,789
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset obtained in exchange for lease liabilities	1,898	13,208
Dividends accrued	(6)	1,292
Repossessed real estate and other assets	—	77

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities, including the gross unrealized gains and losses reported net of tax in other comprehensive income, as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2020
Debt securities available for sale:
State and municipal securities	$61,661	$3,246	$(1)	$64,906
U.S. agency securities:
Collateralized mortgage obligations	43,503	604	(7)	44,100
Mortgage-backed securities	120,722	4,524	(1)	125,245
Equity securities	1,167	20	—	1,187
Total	$227,053	$8,394	$(9)	$235,438

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities available for sale:
State and municipal securities	$51,525	$1,761	$(7)	$53,279
U.S. agency securities:
Collateralized mortgage obligations	55,784	324	(119)	55,989
Mortgage-backed securities	119,787	1,315	(255)	120,847
Equity securities	1,155	—	(8)	1,147
Total	$228,251	$3,400	$(389)	$231,262

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
June 30, 2020
Amounts maturing in:
1 year or less	$1,751	$1,777
1 year through 5 years	3,032	3,122
5 years through 10 years	14,871	15,472
After 10 years	207,399	215,067
	$227,053	$235,438
December 31, 2019
Amounts maturing in:
1 year or less	$2,535	$2,532
1 year through 5 years	3,081	3,145
5 years through 10 years	14,564	14,874
After 10 years	208,071	210,711
	$228,251	$231,262

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $358,000 were sold in the six months ended June 30, 2019. No securities were sold in the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, securities with a carrying amount of $35.5 million and $50.8 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 5 securities at June 30, 2020 and 27 securities at December 31, 2019 that were in a gross unrealized loss position. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. There are multiple qualitative factors considered by the Company in its assessment to determine if an ACL was necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things, (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held were impaired due to reasons of credit quality and believed the unrealized losses were temporary. No ACL for available for sale securities has been recorded in the Company’s condensed consolidated balance sheets at June 30, 2020 and upon adoption of CECL.

Amortized costs, as defined by GAAP, includes acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible.

Accrued interest receivable for securities was $1.0 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2020
Debt securities available for sale:
State and municipal securities	$625	$(1)	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	1,822	(7)	—	—
Mortgage-backed securities	2,047	(1)	—	—
Equity securities	—	—	—	—
	$4,494	$(9)	$—	$—
December 31, 2019
Debt securities available for sale:
State and municipal securities	$3,539	$(7)	$106	$—
U.S. agency securities:
Debt securities	—	—		—
Collateralized mortgage obligations	10,687	(46)	7,994	(73)
Mortgage-backed securities	11,628	(26)	21,745	(229)
Equity securities	—	—	1,147	(8)
	$25,854	$(79)	$30,992	$(310)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	5,921	4,249
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,036	3,049
	$18,369	$16,710

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment in the Federal Home Loan Bank calculated as a percentage of aggregate outstanding mortgages, outstanding Federal Home Loan Bank advances and other financial instruments. As a member of the Federal Reserve, the Bank is required to annually subscribe to Federal Reserve Bank stock in specific ratios to the Bank’s equity. Although Federal Home Loan Bank and Federal Reserve Bank stock are considered equity securities, they do not have readily determinable fair values because ownership is restricted, and they lack a readily-available market. These investments can be sold back only at their par value of $100 per share and can only be sold to the Federal Home Loan Banks or the Federal Reserve banks or to another member institution. In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by regulators in the process of budgeting and approving dividends. As a result, these investments are carried at cost and evaluated for impairment.

The Company also holds an investment in the stock of The Independent Bankers Financial Corporation, which has limited marketability. As a result, this investment is carried at cost and evaluated for impairment.

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, and investments under the Small Business Investment Company program of the Small

Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At June 30, 2020 and December 31, 2019, the Company had $4.6 million and $4.9 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of June 30, 2020.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Commercial and industrial	$837,667	28.4%	$527,607	19.9%
Real estate:
Commercial real estate	908,027	30.8%	900,746	34.0%
Construction and development	552,879	18.8%	527,812	19.9%
1-4 family residential	272,253	9.2%	280,192	10.6%
Multi-family residential	255,273	8.7%	277,209	10.5%
Consumer	36,338	1.2%	36,782	1.4%
Agriculture	7,795	0.3%	9,812	0.4%
Other	77,535	2.6%	86,513	3.3%
Total gross loans	2,947,767	100.0%	2,646,673	100.0%
Less allowance for credit losses for loans	(39,678)		(25,280)
Less deferred loan fees and unearned discounts	(12,879)		(6,125)
Less loans held for sale	—		(1,463)
Loans, net	$2,895,210		$2,613,805

Accrued interest receivable for loans was $12.0 million and $7.5 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the six months ending June 30, 2020 and 2019, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
June 30, 2020
Commercial	$—	$566
Commercial real estate	2,500	—

June 30, 2019
Commercial real estate	$1,256	$30,330

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the six months ended June 30, 2020 and 2019, totaled $508,000 and $1.7 million, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total	Total		past due and
(Dollars in thousands)	past due	past due	past due	past due	current loans	Total loans	still accruing
June 30, 2020
Commercial and industrial	$1,256	$—	$57	$1,313	$836,354	$837,667	$—
Real estate:
Commercial real estate	—	—	—	—	908,027	908,027	—
Construction and development	386	—	—	386	552,493	552,879	—
1-4 family residential	146	—	—	146	272,107	272,253	—
Multi-family residential	—	—	—	—	255,273	255,273	—
Consumer	14	—	—	14	36,324	36,338	—
Agriculture	27	—	—	27	7,768	7,795	—
Other	3,500	—	—	3,500	74,035	77,535
Total loans	$5,329	$—	$57	$5,386	$2,942,381	$2,947,767	$—

December 31, 2019
Commercial and industrial	$664	$31	$240	$935	$526,672	$527,607	$—
Real estate:
Commercial real estate	865	—		865	899,881	900,746	—
Construction and development	—	532	—	532	527,280	527,812	—
1-4 family residential	499	—		499	279,693	280,192	—
Multi-family residential	—	—	—	—	277,209	277,209	—
Consumer	43	—	—	43	36,739	36,782	—
Agriculture	—	—	—	—	9,812	9,812	—
Other	—	—		—	86,513	86,513	—
Total loans	$2,071	$563	$240	$2,874	$2,643,799	$2,646,673	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$5,519	$596
Real estate:
Commercial real estate	4,811	67
Construction and development	506	—
1-4 family residential	332	314
Total nonaccrual loans	$11,168	$977

Interest income that would have been earned under the original terms of the nonaccrual loans was $121,000 and $87,000 for the six months ended June 30, 2020 and 2019, respectively.

Troubled debt restructurings, or TDRs, are loans restructured due to the borrower’s financial difficulties. The TDRs during the six months ended June 30, 2020 and 2019 were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2020
Commercial and industrial	17	$3,131	$2,899	$—	$—	$232
Commercial real estate	8	9,715	9,715	—	—	—
Construction and development	5	12,564	12,032	—	—	532
1-4 family residential	5	1,629	1,651	—	—	—
Total	35	$27,039	$26,297	$—	$—	$764
June 30, 2019
Commercial and industrial	1	$163	$—	$—	$—	$163
1-4 family residential	1	115	—	—	—	115
Total	2	$278	$—	$—	$—	$278

Loan modifications related to a loan refinancing or restructuring other than a TDR are accounted for as a new loan if the terms provided to the borrower are at least as favorable to the Company as terms for comparable loans to other borrowers with similar collection risks that is not a loan refinancing or restructuring. If the loan refinancing or restructuring does not meet this condition or if only minor modifications are made to the original loan contract, it is not considered a new loan and is considered a renewal or modification of the original contract. Restructured or modified loans are not considered past due if they are performing under the terms of the modified or restructured payment schedule.

Outstanding loans restructured as a TDR and other loans individually evaluated were as follows for the dates indicated below:

(Dollars in thousands)	Accruing TDR	Non-Accrual TDR	Total TDR	Other Non-Accrual	Other Accruing	Total Individually Evaluated
June 30, 2020
Commercial and industrial	$ 3,147	$ 404	$ 3,551	$ 5,115	$ 748	$ 9,414
Real estate:
Commercial real estate	10,631	—	10,631	4,811	—	15,442
Construction and development	12,032	506	12,538	—	—	12,538
1-4 family residential	1,699	109	1,808	223	1,710	3,741
Other	6,272	—	6,272	—	—	6,272
Total	$ 33,781	$ 1,019	$ 34,800	$ 10,149	$ 2,458	$ 47,407

December 31, 2019
Commercial and industrial	$ 397	$ 282	$ 679	$ 314	$ 6	$ 999
Real estate:
Commercial real estate	1,337	—	1,337	67	—	1,404
1-4 family residential	54	111	165	203	3,283	3,651
Consumer	—	—	—	—	210	210
Other	6,653	—	6,653	—	—	6,653
Total	$ 8,441	$ 393	$ 8,834	$ 584	$ 3,499	$ 12,917

At June 30, 2020 and December 31, 2019, the Company had an outstanding commitment to fund $2.7 million and $2.0 million, respectively, on loans that were previously restructured. There were no loans modified as a TDR within the previous 12 months and for which there was a payment default. For purposes of this disclosure, a default is a loan modified as a TDR where the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

In support of customers impacted by COVID-19 the Company offered payment deferrals. The deferral periods range from one to six-months, with the majority of the deferrals involving three-month arrangements. As of June 30, 2020, the Company entered into deferral arrangements on 689 loans with total outstanding principal of $545.0 million. These arrangements have resulted in the deferral of payments, including principal and interest, totaling $17.0 million, which includes all payments on the loans that are being deferred in accordance with the deferral arrangement.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Company’s effective date for the adoption of CECL was January 1, 2020. As a result of this adoption, the Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors, and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve; and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserve. The Company defines the loan class to be the grouping of the loan receivable based on risk characteristics and the method for monitoring and assessing credit risk, which is represented by the loan type or major category of loans.

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

For the general reserve computation, the Company selected an aged-based vintage model, or the Vintage model, based on the model’s ability to predict credit risks associated with the loan portfolio and capture the expected life of loan losses associated with each segment of loans. The Company primarily manages credit quality and determines credit risk of its loans based on the risk grade assigned to each individual loan within the loan class. See the risk grade discussion later in this footnote. The factors considered include the age of the loan, interest rate, loan size, payment structure, term, risk ratings, loan to value, collateral type, geographical pattern, and industrial sector. The breakdown of the loan classes into portfolio segments was a judgement election based upon identified risk criteria. The Company has limited specific historical loss experience to directly tie to an attribute and thus the use of one factor over another is based on management’s perceived risk of the identified factor in combination with the data analyzed.

After consideration of the factors previously discussed, the Company segmented the portfolio based on the identified risk characteristics present within each segment. These risk characteristics are determined based various factors including call code, collateral types and loan terms. The Company believes that this segmentation best represents the portfolio segments at a level to develop the systematic methodology in the determination of the ACL.

Historical net losses are used to calculate a historical loss rate for each vintage within each portfolio segment and then subjective adjustments for internal and external qualitative risk factors are applied to the historical loss rates to generate a total expected loss rate for each vintage within each portfolio segment. For portfolio segments of loans with no historical losses, the Company is using the weighted average of its annual historical loss rates as a proxy loss rate floor or, specifically, for oil and gas and oil and gas real estate portfolio segments, historical average loss rate based on peer group data.

There are multiple qualitative factors, both internal and external, that could impact potential collectability of the underlying loans. The various internal factors that may be considered include, among other things, (i) effectiveness of loan policies, procedures and internal controls; (ii) portfolio growth and changes in loan concentrations; (iii) changes in loan quality; (iv) experience, ability and effectiveness of lending management and staff; (v) legal and regulatory compliance requirements associated with underwriting, originating and servicing a loan and the impact of exceptions; and (vi) the effectiveness of the internal loan review function. The various external factors that may be considered include, among other things, (i) current national and local economic conditions; (ii) changes in the political, legal and regulatory landscape; (iii) industry trends, in particular those related to loan quality; and (iv) forecasted changes in the economy.

As part of its assessment, the Company considers the need to adjust historical information to reflect the extent to which current conditions and forecasts differ from the conditions that existed for the period over which historical information was evaluated. The Company uses an economic forecast qualitative factor as noted above to adjust the expected loss rates for the effects of forecasted changes in the economy. The Company uses economic indicators and indexes including, but not limited to, inflation indexes, unemployment rates, fluctuations of interest rates, economic growth, government expenditures, gross domestic product indexes, productivity indicators, leading indexes and debt levels and narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions. The Company has determined that a two-year forecast period provides a balance between the level of forecast periods reasonably available and forecast accuracy. The Company utilized, at adoption and during the six months ended June 30, 2020, an immediate reversion to historical levels after the two-year forecast period. As of June 30, 2020, the Company continues to believe that a two-year period is the limit of a reasonable and supportable forecast and chose to revert to historical levels immediately afterward as current adjusted loss history is the more relevant indicator of expected losses beyond the forecast period.

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

Loan amortized costs, as defined by GAAP, includes principal, deferred fees or costs associated with the loan, premiums, discounts and accrued interest. The Company made a policy election to exclude accrued interest in the determination of an ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible and accrued interest receivable is included in other assets in the consolidated balance sheets. Loans held for sale are excluded from the computation of expected loan loss as they are carried at the lower of cost or market value.

As part of the implementation of CECL, the Company changed its methodology for determining the ACL for loans. As a result of the adoption of CECL, the ratio of the ACL for loans to total loans increased from 0.96% at December 31, 2019 to 0.99% at January 1, 2020.  At June 30, 2020, the ratio of the ACL for loans to total loans was 1.35%, reflecting the expected impact of COVID-19 and the sustained instability in the oil and gas industry during the first and second quarters of 2020 on the local and national economy and on current and forecasted expected credit losses. The total of the Company’s qualitative and quantitative factors ranged from 0.67% to 2.42% at January 1, 2020 and ranged from 1.08% to 2.81% at June 30, 2020. All factors were reassessed at the end of the second quarter. The increase in the ACL in the second quarter of 2020 reflects the Company’s assessment based on the information available at the time.

Risk Grading

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management assigns and tracks loan grades as described below that are used as credit quality indicators.

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

Substandard—Credits in this category are “substandard” in accordance with regulatory guidelines and of unsatisfactory credit quality with well-defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are considered impaired and are individually evaluated for impairment.

Doubtful—Credits in this category are considered “doubtful” in accordance with regulatory guidelines, are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Generally, these credits will have a valuation allowance based upon management’s best estimate of the losses probable to occur in the liquidation of the debt.

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

The methodology used by the Company in the determination of its ACL, which is performed at least on a quarterly basis, is designed to be responsive to changes in the credit quality of the loan portfolio as well as forecasted economic conditions. The credit quality of the loan portfolio is assessed through different processes. At origination, a risk grade is assigned to each loan based on underwriting procedures and criteria. The Company monitors the credit quality of the loan portfolio on an on-going basis by performing loan reviews, both internally and through a third-party vendor, on loans meeting certain risk and exposure criteria. Through these reviews, loans that require risk grade changes are approved by executive management. In addition, executive management reviews classified and criticized loans to assess changes in credit quality of the underlying loan, and when determined appropriate based on an individual evaluation, approve specific reserves. The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis as part of the Company’s interim and annual consolidated financial statements.

The loans by risk grades, loan class and year of origination, or vintage, at June 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$358,270	$123,340	$59,931	$16,374	$11,020	$7,459	$233,552	$9,178	$819,124
Special mention	49	—	42	15	—	—	440	—	546
Substandard	1,000	1,240	4,362	32	309	2,366	3,554	5,134	17,997
Total commercial and industrial	359,319	124,580	64,335	16,421	11,329	9,825	237,546	14,312	837,667
Commercial real estate:
Pass	99,446	223,035	191,495	135,581	80,303	116,384	29,130	2,830	878,204
Special mention	—	331	—	—	1,559	—	—	—	1,890
Substandard	—	1,900	9,690	211	2,609	2,998	10,525	—	27,933
Total commercial real estate	99,446	225,266	201,185	135,792	84,471	119,382	39,655	2,830	908,027
Construction and development:
Pass	67,963	176,375	178,456	45,270	8,294	35,021	27,634	1,328	540,341
Substandard	—	506	1,500	10,532	—	—	—	—	12,538
Total construction and development	67,963	176,881	179,956	55,802	8,294	35,021	27,634	1,328	552,879
1-4 family residential:
Pass	13,806	38,376	62,172	46,787	27,580	66,678	9,719	1,036	266,154
Special mention	—	—	39	—	388	382	—	—	809
Substandard	—	545	—	323	18	2,897	—	1,507	5,290
Total 1-4 family residential	13,806	38,921	62,211	47,110	27,986	69,957	9,719	2,543	272,253
Multi-family residential:
Pass	6,351	8,951	28,421	46,161	4,325	160,987	77	—	255,273
Total multi-family residential	6,351	8,951	28,421	46,161	4,325	160,987	77	—	255,273
Consumer:
Pass	5,589	5,054	2,760	2,282	243	79	19,821	507	36,335
Substandard	—	—	—	—	—	3	—	—	3
Total consumer	5,589	5,054	2,760	2,282	243	82	19,821	507	36,338
Agriculture:
Pass	3,034	979	450	124	34	—	3,089	8	7,718
Substandard	—	—	—	—	—	27	50	—	77
Total agriculture	3,034	979	450	124	34	27	3,139	8	7,795
Other:
Pass	3,728	10,316	4,590	155	110	1,515	38,331	12,518	71,263
Substandard	—	—	1,326	—	1,241	—	3,705	—	6,272
Total other	3,728	10,316	5,916	155	1,351	1,515	42,036	12,518	77,535
Total	$559,236	$590,948	$545,234	$303,847	$138,033	$396,796	$379,627	$34,046	$2,947,767

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	June 30, 2020			December 31, 2019
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$9,414	$828,253	$837,667	$999	$526,608	$527,607
Real estate:
Commercial real estate	15,442	892,585	908,027	1,404	899,342	900,746
Construction and development	12,538	540,341	552,879	—	527,812	527,812
1-4 family residential	3,741	268,512	272,253	3,651	276,541	280,192
Multi-family residential	—	255,273	255,273	—	277,209	277,209
Consumer	—	36,338	36,338	210	36,572	36,782
Agriculture	—	7,795	7,795	—	9,812	9,812
Other	6,272	71,263	77,535	6,653	79,860	86,513
Total	$47,407	$2,900,360	$2,947,767	$12,917	$2,633,756	$2,646,673

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2020
Commercial and industrial	$819,124	$546	$17,997	$837,667
Real estate:
Commercial real estate	878,204	1,890	27,933	908,027
Construction and development	540,341	—	12,538	552,879
1-4 family residential	266,154	809	5,290	272,253
Multi-family residential	255,273	—	—	255,273
Consumer	36,335	—	3	36,338
Agriculture	7,718	—	77	7,795
Other	71,263	—	6,272	77,535
Total loans	$2,874,412	$3,245	$70,110	$2,947,767

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Total loans	$2,582,970	$34,742	$28,961	$2,646,673

Charge-offs and recoveries by loan class and vintage for the six months ended June 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$—	$(36)	$(42)	$—	$(1)	$(79)
Recovery	—	2	92	33	19	155	194	495
Total commercial and industrial	—	2	92	(3)	(23)	155	193	416
Commercial real estate:
Charge-off	—	—	—	—	—	(24)	—	(24)
Total commercial real estate loans	—	—	—	—	—	(24)	—	(24)
1-4 family residential:
Charge-off	—	(65)	—	—	—	(1)	—	(66)
Recovery	—	—	—	—	—	1	—	1
Total 1-4 family residential	—	(65)	—	—	—	—	—	(65)
Consumer:
Charge-off	—	—	(8)	(95)	—	—	—	(103)
Recovery	10	—	—	—	—	1	—	11
Total consumer	10	—	(8)	(95)	—	1	—	(92)
Agriculture
Recovery	—	—	—	—	12	—	—	12
Total agriculture	—	—	—	—	12	—	—	12
Other:
Recovery	—	—	—	1	—	—	—	1
Total other	—	—	—	1	—	—	—	1
Total	$10	$(63)	$84	$(97)	$(11)	$132	$193	$248

Activity in the total ACL for loans for the six months ended June 30, 2020 and 2019, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision for credit losses for loans	3,169	4,613	2,504	1,256	887	258	(16)	605	13,276
Charge-offs	(79)	(24)	—	(66)	—	(103)	—	—	(272)
Recoveries	495	—	—	1	—	11	12	1	520
Net (charge-offs) recoveries	416	(24)	—	(65)	—	(92)	12	1	248
Ending balance	$12,108	$12,424	$7,050	$3,173	$2,880	$529	$134	$1,380	$39,678
Period-end amount allocated to:
Specific reserve	$2,403	$—	$—	$—	$—	$—	$—	$468	$2,871
General reserve	9,705	12,424	7,050	3,173	2,880	529	134	912	36,807
Total	$12,108	$12,424	$7,050	$3,173	$2,880	$529	$134	$1,380	$39,678

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
June 30, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for credit losses for loans	257	637	281	(35)	667	143	11	(7)	1,954
Charge-offs	(425)	—	—	(12)	—	(87)	—	(43)	(567)
Recoveries	241	4	—	2	—	15	—	—	262
Net (charge-offs) recoveries	(184)	4	—	(10)	—	(72)	—	(43)	(305)
Ending balance	$7,792	$7,371	$4,579	$2,236	$2,178	$458	$73	$655	$25,342
Period-end amount allocated to:
Specific reserve	$699	$29	$—	$46	$—	$22	$—	$—	$796
General reserve	7,093	7,342	4,579	2,190	2,178	436	73	655	24,546
Total	$7,792	$7,371	$4,579	$2,236	$2,178	$458	$73	$655	$25,342

The ACL for loans by loan class as of the periods indicated was as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$12,108	30.5%	$7,671	30.3%
Real estate:
Commercial real estate	12,424	31.3%	7,975	31.6%
Construction and development	7,050	17.8%	4,446	17.6%
1-4 family residential	3,173	8.0%	2,257	8.9%
Multi-family residential	2,880	7.3%	1,699	6.7%
Consumer	529	1.3%	388	1.5%
Agriculture	134	0.3%	74	0.3%
Other	1,380	3.5%	770	3.1%
Total allowance for credit losses for loans	$39,678	100.0%	$25,280	100.0%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes. The Company had no collateral dependent loans pending foreclosure at June 30, 2020.

The recorded investment in impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the Company’s adoption of CECL was as follows:

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

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors as well as consideration for historical and expected utilization levels. Activity in the ACL for unfunded commitments for the six months ended June 30, 2020, was as follows:

(Dollars in thousands)	June 30, 2020

Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	1,643
Ending balance	$5,002

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Land	$13,466	$13,466
Buildings and leasehold improvements	53,919	53,869
Furniture and equipment	16,067	15,917
Vehicles	203	203
Construction in progress	1,389	343
	85,044	83,798
Less accumulated depreciation	(34,315)	(32,923)
Premises and equipment, net	$50,729	$50,875

Depreciation expense was $1.5 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at June 30, 2020 and December 31, 2019 and there were no changes in goodwill during the six months ended June 30, 2020 or the year ended December 31, 2019. As of June 30, 2020, the Company evaluated recent potential triggering events, including the economic disruption and uncertainties related to the COVID-19 pandemic and the sustained instability in the oil and gas industry, that could be indicators of impairment. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at June 30, 2020. Other intangibles were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
June 30, 2020
Core deposits	3.8 years	$13,750	$(13,153)	$597
Customer relationships	8.5 years	6,629	(2,873)	3,756
Servicing assets	11.0 years	330	(187)	143
Total other intangible assets, net		$20,709	$(16,213)	$4,496
December 31, 2019
Core deposits	4.2 years	$13,750	$(12,979)	$771
Customer relationships	9.0 years	6,629	(2,651)	3,978
Servicing assets	12.8 years	368	(179)	189
Total other intangible assets, net		$20,747	$(15,809)	$4,938

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$189	$166
Increase from loan sales	9	30
Decrease from serviced loans paid off or foreclosed	—	(30)
Amortization	(55)	(16)
Balance at end of period	$143	$150

NOTE 9: BANK OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$71,881	$71,525
Purchases	—	—
Redemptions	—	(4,655)
Net change in cash surrender value	828	4,151
Balance at end of period	$72,709	$71,021

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Interest-bearing demand accounts	$366,281	$369,744
Money market accounts	878,006	805,942
Saving accounts	98,485	92,183
Certificates and other time deposits, $100,000 or greater	200,505	208,018
Certificates and other time deposits, less than $100,000	197,178	191,640
Total interest-bearing deposits	1,740,455	1,667,527
Noninterest-bearing deposits	1,513,748	1,184,861
Total deposits	$3,254,203	$2,852,388

At June 30, 2020 and December 31, 2019, the Company had $44.7 million and $56.8 million in deposits from public entities and brokered deposits of $137.0 million and $128.9 million, respectively. Accrued interest payable for deposits was $737,000 and $931,000 at June 30, 2020 and December 31, 2019 and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at June 30, 2020 or December 31, 2019 from any single or related groups of depositors.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit, or Line of Credit. At June 30, 2020, there were no outstanding borrowings on this Line of Credit and the Company did not draw on this Line of Credit during 2020 or 2019. The Company can make draws on the Line of Credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the Line of Credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2020.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $1.0 billion at both June 30, 2020 and December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both June 30, 2020 and December 31, 2019, and these borrowings were on a long-term basis. See maturity information below. During the six months ended June 30, 2020 and 2019, the Company also borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the six months ended June 30, 2020 and 2019, was $60.4 million and $46.6 million, respectively. The weighted-average rate for the six months ended June 30, 2020 and 2019, was 1.54% and 2.54%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	June 30, 2020
2020	$—
2021	—
2022	10,000
2023	20,000
2024	20,000
Thereafter	—
Total	$50,000

At June 30, 2020 and December 31, 2019, the Company maintained four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million, in federal funds. There were no funds under these lines of credit outstanding at June 30, 2020 or December 31, 2019.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $154.6 million and $158.7 million in loans to related parties at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were no loans made to related parties deemed nonaccrual, past due, restructured in a trouble debt restructuring or classified as potential problem loans.

Unfunded Commitments—At June 30, 2020 and December 31, 2019, the Company had approximately $50.6 million and $48.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $209.2 million and $233.9 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 13: FAIR VALUE DISCLOSURES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In estimating fair value, the Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques refer to the assumptions used in pricing the asset or liability. Valuation inputs are categorized in a three-level hierarchy, that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,187	$1,147
Level 2 inputs:
Debt securities available for sale
State and municipal securities	64,906	53,279
U.S. Agency Securities:
Collateralized mortgage obligations	44,100	55,989
Mortgage-backed securities	125,245	120,847
Interest rate swaps	10,111	2,638
Total fair value of financial assets	$245,549	$233,900
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$10,111	$2,638
Credit risk participation agreement	67	$—
Total fair value of financial liabilities	$10,178	$2,638

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

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs
Loans evaluated individually
Commercial and industrial	$7,470	$2,403	$5,067	$699	$416	$283
1-4 family residential	1,507	—	1,507	1,485	15	1,470
Other	1,241	468	773	1,242	6	1,236
	$10,218	$2,871	$7,347	$3,426	$437	$2,989

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the six months ended June 30, 2020 or during 2019. There were no outstanding foreclosed assets at June 30, 2020 and December 31, 2019.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	June 30, 2020		December 31, 2019
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$492,400	$492,400	$372,064	$372,064
Level 2 inputs:
Bank-owned life insurance	72,709	72,709	71,881	71,881
Accrued interest receivable	12,999	12,999	8,742	8,742
Servicing asset	143	143	189	189
Level 3 inputs:
Loans, including held for sale, net	2,911,611	2,895,210	2,654,362	2,615,268
Other investments	18,369	18,369	16,710	16,710
Total financial assets	$3,508,231	$3,491,830	$3,123,948	$3,084,854
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,513,748	$1,513,748	$1,184,861	$1,184,861
Level 2 inputs:
Interest-bearing deposits	1,802,436	1,740,455	1,651,359	1,667,527
Federal Home Loan Bank advances	51,106	50,000	48,822	50,000
Repurchase agreements	2,499	2,500	485	485
Accrued interest payable	810	810	1,005	1,005
Total financial liabilities	$3,370,599	$3,307,513	$2,886,532	$2,903,878

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2020 and December 31, 2019, no such deterioration was determined by management.

At June 30, 2020 and December 31, 2019, the Company had 22 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities.

In April 2020, the Company entered into a credit risk participation agreement with another financial institution. Such agreement is associated with an interest rate swap related to a loan for which the Company is the lead agent bank.  This agreement provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreement.  The fair value of the agreement is determined based on the market value of the underlying interest rate swap adjusted for credit spreads and recovery rates. Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
June 30, 2020
Interest rate swaps with customers	Other Assets	$143,202	$10,111	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institution	Other Liabilities	143,202	(10,111)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Credit risk participation agreement with financial institution	Other Liabilities	14,473	(67)	3.50%	LIBOR 1M + 2.50%	9.75
Total derivatives		$300,877	$(67)

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2019
Interest rate swaps with customers	Other Assets	$69,189	$2,599	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institution	Other Assets	5,987	39	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with customers	Other Liabilities	5,987	(39)	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with financial institution	Other Liabilities	69,189	(2,599)	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Total derivatives		$150,352	$—

NOTE 15: OPERATING LEASES

The Company’s lease liabilities represent the Company’s liability to make lease payments under operating leases of office space, stand-alone buildings and land leases, on a discounted basis. At June 30, 2020, the Company’s lease liabilities totaled $17.0 million. The weighted-average discount rate for the six months ended June 30, 2020 was 2.70%.

Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and, at June 30, 2020, totaled $14.1 million. During the six months ended June 30, 2020, the right-of-use asset increased $878,000 in exchange for new operating lease liabilities related to a new lease commenced in that period. In addition, two leases were modified during the six months ended June 30, 2020 and $1.0 million was added to both the right-of-use asset and lease liability. The weighted-average remaining lease term for operating leases outstanding at June 30, 2020 was 11.3 years. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 totaled $1.1 million.

Lease costs for the period shown below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Operating lease cost	$993	$921
Short-term lease cost	28	42
Sublease income	(63)	(92)
Total lease cost	$958	$871

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	June 30, 2020
2020	$765
2021	2,106
2022	2,226
2023	2,227
2024	1,929
Thereafter	11,163
Total undiscounted lease liability	20,416
Less:
Discount on cash flows	(3,201)
Lease signed, but not yet commenced	(1,098)
Lease terminated after quarter-end	866
Total operating lease liability	$16,983

The Company terminated a lease in July 2020 related to a branch and the related future liability is not reflected in the maturity information in the table above.

NOTE 16: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit, variable interest rate	$692,538	$652,611
Commitments to extend credit, fixed interest rate	108,473	141,439
	$801,011	$794,050
Standby letters of credit	$31,143	$23,547

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the six months ended June 30, 2020 and 2019, the Company contributed $1.2 million and $1.1 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At June 30, 2020 and December 31, 2019, the amount payable, including interest, for this deferred plan was approximately $2.0 million and $2.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $291,000 and $335,000 at June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $531,000 and $437,000 at June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At June 30, 2020, 963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. At June 30, 2020, 285,422 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Six Months Ended June 30,
	2020		2019
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	213,078	$16.92	232,322	$16.66
Granted	—	—	—	—
Exercised	(2,524)	12.90	(14,844)	12.62
Forfeited/expired	—	—	(2,000)	18.25
Outstanding at end of period	210,554	16.97	215,478	16.93

A summary of stock options as of the date shown below was as follows:

	June 30, 2020
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	172,555	37,999	210,554
Weighted-average exercise price per share	$16.09	$21.00	$16.97
Aggregate intrinsic value (in thousands)	$848	$—	$848
Weighted-average remaining contractual term (years)	4.6	7.0	5.0

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

The number of shares earned under the Company’s performance-based restricted stock award agreements is based on the achievement of certain branch production goals. Compensation expense for performance-based restricted stock is recognized for the probable award level over the period estimated to achieve the performance conditions and other goals, on a straight-line basis. If the probable award level and/or the period estimated to be achieved change, compensation expense will be adjusted via a cumulative catch-up adjustment to reflect these changes. The performance conditions and goals must be achieved within five years or the awards expire. The number of performance-based shares granted presented in the table below is based upon the attainment of the maximum number of shares possible to be earned.

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2018	181,773	$27.05	24,000	$34.46
Granted	35,687	32.26	—	—
Vested	(3,100)	29.69	—	—
Forfeited	(3,207)	29.98	—	—
Outstanding at June 30, 2019	211,153	$27.85	24,000	$34.46

Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	40,594	28.55	—	—
Vested	(14,550)	31.71	—	—
Forfeited	(8,656)	27.22	(750)	31.79
Outstanding at June 30, 2020	178,831	$28.04	17,250	$34.57

A summary of restricted stock as of the date shown below was as follows:

	June 30, 2020
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	178,831	17,250
Weighted-average grant date fair value per share	$28.04	$34.57
Aggregate fair value (in thousands)	$3,755	$362
Weighted-average remaining vesting period (years)	2.4	2.3

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Six Months Ended June 30, 2020
Stock options	2,524	—	2,524
Non-performance based restricted stock	14,550	(1,697)	12,853
Performance-based restricted stock	—	—	—

Six Months Ended June 30, 2019
Stock options	14,844	(2,038)	12,806
Non-performance based restricted stock	3,100	(658)	2,442
Performance-based restricted stock	—	—	—

For the six months ended June 30, 2020 and 2019, stock compensation expense was $1.1 million and $1.1 million, respectively, and for the three months ended June 30, 2020 and 2019, stock compensation expense was $552,000 and $567,000, respectively. As of June 30, 2020, there was approximately $4.6 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.4 years.

NOTE 19: REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Company and the Bank’s Common Equity Tier 1 capital includes common stock and related capital surplus, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, the Company and the Bank elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.

The Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company and the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

In October 2019, the federal bank regulatory agencies, or the Agencies, issued a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations and is consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are considered qualifying community banking organizations and are eligible to opt into the Framework. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the quarter ending June 30, 2020. In April 2020, the Agencies announced two interim final rules to provide relief associated with Section 4012 of the Coronavirus Aid, Relief and Economic Security Act. For institutions that elect the Framework, the interim rules temporarily lower the leverage ratio requirement to 8% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9% leverage ratio requirement is re-established. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In March 2020, the Agencies issued an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations that are required under U.S. accounting standards to adopt CECL in 2020 can mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer the full effect of adopting CECL in January 2020 and transition that impact into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from CECL on the current period, determined based on the difference between the new CECL ACL and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to CECL would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company determined not to opt into the transition and has reported the full effect of CECL upon adoption and for the current reporting period in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, those administered by the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

On June 18, 2020, the Bank and the OCC entered into a Formal Agreement, or the Agreement, with regard to BSA/AML compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. Specifically, the Agreement requires the Bank to take certain actions, including, but not limited to: (i) establishing a Compliance Committee to oversee the Bank’s compliance with the Agreement; (ii) ensuring that the BSA/AML staff has sufficient authority and resources to fulfill its responsibilities; (iii) developing, implementing, and adhering to a written program of policies and procedures to provide for compliance with the BSA, including with respect to model risk management for automated monitoring systems; (iv) establishing policies and procedures for performing customer due diligence/enhanced due diligence and customer risk identification processes; (v) adopting and adhering to an independent BSA/AML audit program; (vi) developing, implementing, and adhering to a comprehensive training program for all appropriate Bank employees to ensure their awareness of their responsibility for compliance with the requirements of the BSA, the Bank’s relevant policies, procedures, and processes, and of relevant examples of red flags for money laundering, terrorist financing, and suspicious activity; and (vii) performing a review of account and transaction activity for certain time periods.

At June 30, 2020 and December 31, 2019, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 446,215	15.30%	$ 204,094	7.00%	N/A	N/A
Bank Only	$ 409,242	14.04%	$ 204,078	7.00%	$ 189,501	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 446,215	15.30%	$ 247,828	8.50%	N/A	N/A
Bank Only	$ 409,242	14.04%	$ 247,809	8.50%	$ 233,232	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 482,762	16.56%	$ 360,140	10.50%	N/A	N/A
Bank Only	$ 445,787	15.29%	$ 306,117	10.50%	$ 291,540	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 446,215	11.96%	$ 149,278	4.00%	N/A	N/A
Bank Only	$ 409,242	10.97%	$ 149,256	4.00%	$ 186,570	5.00%

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 202,218	7.00%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 202,203	7.00%	$ 187,760	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 245,550	8.50%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 245,532	8.50%	$ 231,089	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 474,104	16.41%	$ 303,327	10.50%	N/A	N/A
Bank Only	$ 432,334	14.97%	$ 303,304	10.50%	$ 288,861	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 448,445	13.11%	$ 136,798	4.00%	N/A	N/A
Bank Only	$ 406,675	11.90%	$ 136,754	4.00%	$ 170,943	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense	$ 539	$ 3,077	$ 2,407	$ 5,676
Effective tax rate	19.95%	17.69%	19.87%	18.62%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income for common shareholders	$2,163	$14,315	$9,704	$24,805
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,752	24,921	24,839	24,916
Dilutive effect of outstanding stock options and unvested restricted stock awards	28	121	46	131
Diluted weighted-average shares outstanding	24,780	25,042	24,885	25,047
Earnings per share:
Basic	$0.09	$0.57	$0.39	$1.00
Diluted	$0.09	$0.57	$0.39	$0.99

For the three and six months ended June 30, 2020, the Company has excluded from diluted weighted-average shares, the impact of 80,000 stock options and the non-performance based restricted stock awards as they are anti-dilutive. The performance-based restricted stock was excluded as they are contingently issuable and the performance conditions for these issuances have not been met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in Part I— Item 1A.—Risk Factors in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms and tropical depressions on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of COVID-19 and the sustained instability in the oil and gas industry (including risks related to its customers’ credit quality, deferrals and modifications to loans, the Company’s ability to borrow, and the impact of a resultant recession generally);
●	the geographic concentration of the Company’s markets in Beaumont and Houston, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s primary markets;
●	volatility and direction of oil prices, including risks related to the collapse and instability in oil prices, and the strength of the energy industry, generally and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries, including the creditworthiness of energy company borrowers;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program, or PPP, and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;

●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;
●	the failure of certain third-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of Treasury, or reviews or the ability to obtain required regulatory approvals;
●	the Company’s ability to meet the requirements of the Formal Agreement with the OCC, and the risk that such Formal Agreement may have a negative impact on the Company’s financial performance and results of operations;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to COVID-19 pandemic and newly enacted fiscal stimulus that impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC; and
●	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic and the sustained instability of the oil and gas industry. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

The Company’s operating results depend primarily on net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates and the interest rates earned on interest-earning assets or paid on interest-bearing liabilities, as well as in the volume and types of interest-earning asset and interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

Periodic changes in the volume and types of loans in the Company’s loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within the Company’s target markets and throughout the state of Texas. The Company maintains diversity in its loan portfolio as a means of managing risk associated with fluctuations in economic conditions. The Company’s focus on lending to small to medium-sized businesses and professionals in its market areas has resulted in a diverse loan portfolio comprised primarily of core relationships. The Company carefully monitors exposure to certain asset classes to minimize the impact of a downturn in the value of such assets.

The Company seeks to remain competitive with respect to interest rates on loans and deposits, as well as prices on fee-based services, which are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. Through the Company’s relationship-driven, community banking strategy, a significant portion of its continued growth has been through referral business from its existing customers and professionals in the Company’s markets including attorneys, accountants and other professional service providers.

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the Bank Secrecy Act and anti-money laundering laws and regulations, or BSA/AML. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of the investigation, and the Bank may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

On June 18, 2020, the Bank and the OCC entered into a Formal Agreement, or the Agreement, with regard to BSA/AML compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. Specifically, the Agreement requires the Bank to take certain actions, including, but not limited to: (i) establishing a Compliance Committee to oversee the Bank’s compliance with the Agreement; (ii) ensuring that the BSA/AML staff has sufficient authority and resources to fulfill its responsibilities; (iii) developing, implementing, and adhering to a written program of policies and procedures to provide for compliance with the BSA, including with respect to model risk management for automated monitoring systems; (iv) establishing policies and procedures for performing customer due diligence/enhanced due diligence and customer risk identification processes; (v) adopting and adhering to an independent BSA/AML audit program; (vi) developing, implementing, and adhering to a comprehensive training program for all appropriate Bank employees to ensure their awareness of their responsibility for compliance with the requirements of the BSA, the Bank’s relevant policies, procedures, and processes, and of relevant examples of red flags for money laundering, terrorist financing, and suspicious activity; and (vii) performing a review of account and transaction activity for certain time periods.

The Bank’s Board of Directors and management are committed to taking the necessary actions to fully address the provisions of the Agreement within the timeframes identified in the Agreement. Numerous actions have already been taken or commenced by the Bank to strengthen its BSA/AML compliance practices, policies, procedures and controls.  However, a finding by the OCC that the Bank failed to comply with the Agreement could result in additional regulatory scrutiny, further constraints on the Bank’s business, or a further enforcement action, including civil money penalties.  Any of those events could have a material adverse impact on the Company’s future operations, financial condition, growth, or other aspects of its business. Further, the Bank has hired and expects to continue to hire third-party consultants and advisors to assist in complying with the Agreement, which will increase non-interest expense and reduce earnings.

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, have negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. These conditions and the related financial impact have continued and, in some cases, worsened. As a result of the COVID-19 pandemic and the sustained instability in the oil and gas industry, the Company may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, which may lead to impairment charges in the future and certain of its originated loans may need to be extended. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans and service its existing loans. The Company believes that the COVID-19 pandemic is still ongoing, and it is premature to determine the magnitude of the ultimate impact at this point. Although the Company is not fully able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on the long-term value of the Company’s assets at this time, the pandemic could materially affect the Company’s financial and operational results.

In support of customers impacted by COVID-19, the Company offered relief to customers through payment deferrals during the first and second quarters of 2020. The deferral periods range from one to six-month, with majority of the deferrals involving three-month arrangements. As of June 30, 2020, the Company had entered into deferral arrangements on 689 loans with total outstanding principal of $545.0 million. The Company approved deferred payments, including principal and interest, totaling $17.0 million as of June 30, 2020. The Company approved requests for a second deferral arrangement from customers on 16 loans with total outstanding principal of $23.7 million as of July 20, 2020.  The Company expects it may provide additional relief to customers through additional deferred payments. For a more detailed risk discussion about COVID-19’s impact on the Company’s business, please see “Item 1A.— Risk Factors.”

The Company’s nonperforming assets as well as past due loans and TDRs have been impacted as well. During the six months ended June 30, 2020, past due loans, defined as loans with payments past due greater than 30 days, increased $2.5 million, which was primarily driven by non-payments after the deferral periods expired for loans that had payment deferral arrangements. During the six months ended June 30, 2020, nonaccrual loans increased $10.2 million, which was primarily driven by $9.9 million of loans that were placed on nonaccrual status while subject to deferral arrangements. During the six months ended June 30, 2020, 35 loans totaling $27.0 million were restructured as TDRs, which included 32 loans totaling $26.3 million that were subject to deferral arrangements.

The COVID-19 pandemic, sustained instability in the oil and gas industry and resultant economic circumstances negatively impacted the Company’s net income for the six months ended June 30, 2020, primarily due to the increased provision for credit losses of $14.9 million during the six months ended June 30, 2020. This increase in the provision for credit losses is directly related to the uncertainties associated with the COVID-19 pandemic, sustained instability in the oil and gas industry and resultant economic conditions resulted in the Company to making adjustments to certain qualitative factors utilized in the estimate for the ACL. For a more detailed discussion about this impact on the ACL as of June 30, 2020, please see “Item 1 – Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 6.” Further deterioration in the national and local economies and the oil and gas industry as well as a prolonged COVID-19 pandemic could result in additional increases in the ACL.

In an effort to support the Company’s communities during the pandemic, since its launch in April 2020, the Company has been participating in the PPP under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which facilitates loans to small businesses. The Company’s PPP loans have two-year terms, earn interest at 1% and are fully guaranteed by the Small Business Association, or SBA. As June 30, 2020, the Company funded 2,010 PPP loans with principal totaling $336.1 million and an average loan amount of $167,000. PPP loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. The Company recognized a net yield of 2.28% during the second quarter of 2020 on these PPP loans. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. For a more detailed risk discussion about PPP loans please see “Item 1A.— Risk Factors.”

Since 2014, the oil and gas industry has experienced sustained instability. The unprecedented sharp decline in crude oil prices in the first quarter of 2020 negatively impacted the oil and gas industry and the overall Texas economy and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. The recent deepened selloff in oil markets and the destruction in oil demand partly due to the shutdowns caused by the pandemic, is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas and sustained instability of the oil and gas industry could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify.  For a more detailed risk discussion about low oil price’s impact on the Company’s business, please see “Item 1A.— Risk Factors.”

Results of Operations

Net income was $2.2 million for the three months ended June 30, 2020 and $9.7 million for the six months ended June 30, 2020. The decreases of $12.2 million and $15.1 million during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, respectively, were primarily due to the increase in the provision for credit losses during the first and second quarters of 2020 and decreases in net interest income, noninterest income and  income tax expense during such periods. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands, except per share data and percentages)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Interest income	$34,425	$38,649	$(4,224)	(10.9%)	$70,636	$75,634	$(4,998)	(6.6%)
Interest expense	2,267	4,350	(2,083)	(47.9%)	6,258	8,007	(1,749)	(21.8%)
Net interest income	32,158	34,299	(2,141)	(6.2%)	64,378	67,627	(3,249)	(4.8%)
Provision for credit losses	9,870	807	9,063	(1123.0%)	14,919	1,954	12,965	(663.5%)
Noninterest income	2,909	7,303	(4,394)	(60.2%)	7,236	10,796	(3,560)	(33.0%)
Noninterest expense	22,495	23,403	(908)	(3.9%)	44,584	45,988	(1,404)	(3.1%)
Income before income taxes	2,702	17,392	(14,690)	(84.5%)	12,111	30,481	(18,370)	(60.3%)
Income tax expense	539	3,077	(2,538)	(82.5%)	2,407	5,676	(3,269)	(57.6%)
Net income	$2,163	$14,315	$(12,152)	(84.9%)	$9,704	$24,805	$(15,101)	(60.9%)
Earnings per share - basic	$0.09	$0.57			$0.39	$1.00
Earnings per share - diluted	0.09	0.57			0.39	0.99
Dividends per share	0.10	0.10			0.20	0.20
Return on average assets (1)	0.23%	1.72%			0.54%	1.52%
Return on average shareholders' equity (1)	1.60%	11.30%			3.60%	9.97%
(1)	Annualized.

Net Interest Income for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net interest income was $64.4 million for the six months ended June 30, 2020, compared to $67.6 million for the six months ended June 30, 2019. Net interest income decreased $3.2 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the lower rates for loans and other interest-earning assets and the increase in average interest-bearing deposits and advances from the Federal Home Loan Bank. These factors were partially offset by the increase in average loans and other interest-earning assets and the decrease in rates on interest-bearing deposits.

The yield on interest-earning assets was 4.22% for the six months ended June 30, 2020, compared to 5.05% for the six months ended June 30, 2019.  The cost of interest-bearing liabilities was 0.73% for the six months ended June 30, 2020 and 1.02% for the six months ended June 30, 2019. Yields on interest-earning assets decreased, and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.87% for the six months ended June 30, 2020, from 4.55% for the six months ended June 30, 2019. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates, they remain a low-cost source of funds, as compared to other sources of funds, such as debt.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate (1)	Balance	Interest Paid	Rate (1)
Assets
Interest-earning assets:
Total loans (2)	$2,771,355	$66,474	4.82%	$2,546,610	$69,401	5.50%
Securities	237,130	2,591	2.20%	232,499	3,076	2.67%
Other interest-earning assets	346,753	1,224	0.71%	229,405	2,842	2.50%
Equity investments	14,404	347	4.84%	13,537	315	4.69%
Total interest-earning assets	3,369,642	$70,636	4.22%	3,022,051	$75,634	5.05%
Allowance for loan losses	(28,637)			(24,426)
Noninterest-earning assets	301,281			301,065
Total assets	$3,642,286			$3,298,690
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,669,031	$5,788	0.70%	$1,529,283	$7,406	0.98%
Federal Home Loan Bank advances	60,385	461	1.54%	46,575	587	2.54%
Repurchase agreements	1,432	1	0.14%	1,364	2	0.30%
Note payable and junior subordinated debt	—	8	—	—	12	—
Total interest-bearing liabilities	1,730,848	$6,258	0.73%	1,577,222	$8,007	1.02%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,323,520			1,185,919
Other liabilities	45,595			33,764
Total noninterest-bearing liabilities	1,369,115			1,219,683
Shareholders’ equity	542,323			501,785
Total liabilities and shareholders’ equity	$3,642,286			$3,298,690
Net interest income		$64,378			$67,627
Net interest spread (3)			3.49%			4.03%
Net interest margin (4)			3.84%			4.51%
Net interest margin—tax equivalent (5)			3.87%			4.55%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $496,000 and $513,000 for the six months ended June 30, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume, changes in interest rates and due to one additional day in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Six Months Ended June 30, 2020,
	Compared to Six Months Ended June 30, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(9,441)	$6,130	$384	$(2,927)
Securities	(564)	62	17	(485)
Other interest-earning assets	(3,089)	1,455	16	(1,618)
Equity investments	10	20	2	32
Total increase (decrease) in interest income	(13,084)	7,667	419	(4,998)
Interest-bearing liabilities:
Interest-bearing deposits	(2,339)	680	41	(1,618)
Federal Home Loan Bank advances	(303)	174	3	(126)
Repurchase agreements	(1)	—	—	(1)
Note payable and junior subordinated debt	—	(4)	—	(4)
Total increase (decrease) in interest expense	(2,643)	850	44	(1,749)
Increase (decrease) in net interest income	$(10,441)	$6,817	$375	$(3,249)

Net Interest Income for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net interest income was $32.2 million for the second quarter of 2020, compared to $34.3 million for the second quarter of 2019. Net interest income decreased $2.1 million during the second quarter of 2020, compared to the second quarter of 2019, primarily due to lower rates on loans and other interest-earning assets, partially offset by the impact of increased average loans and lower rates on interest-bearing deposits.

The yield on interest-earning assets was 3.91% for the second quarter of 2020, compared to 5.07% for the second quarter of 2019. The cost of interest-bearing liabilities was 0.52% for the second quarter of 2020 and 1.09% for the second quarter of 2019. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.68% for the second quarter of 2020, from 4.53% for the second quarter of 2019. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates for interest-earning assets, they remain a low-cost source of funds, as compared to other sources of funds.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate (1)	Balance	Interest Paid	Rate (1)
Assets
Interest-earning assets:
Total loans (2)	$2,908,204	$32,857	4.54%	$2,591,928	$35,608	5.51%
Securities	240,343	1,228	2.05%	233,339	1,519	2.61%
Other interest-earning assets	378,405	169	0.18%	219,639	1,359	2.48%
Equity investments	15,147	171	4.54%	15,218	163	4.32%
Total interest-earning assets	3,542,099	$34,425	3.91%	3,060,124	$38,649	5.07%
Allowance for credit losses for loans	(31,443)			(24,829)
Noninterest-earning assets	305,821			299,234
Total assets	$3,816,477			$3,334,529
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,687,991	$2,022	0.48%	$1,514,697	$3,822	1.01%
Federal Home Loan Bank advances	70,769	240	1.36%	83,022	523	2.53%
Repurchase agreements	2,101	1	0.19%	877	1	0.46%
Note payable and junior subordinated debt	—	4	—	—	4	—
Total interest-bearing liabilities	1,760,861	$2,267	0.52%	1,598,596	$4,350	1.09%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,462,271			1,194,645
Other liabilities	49,958			32,991
Total noninterest-bearing liabilities	1,512,229			1,227,636
Shareholders’ equity	543,387			508,297
Total liabilities and shareholders’ equity	$3,816,477			$3,334,529
Net interest income		$32,158			$34,299
Net interest spread (3)			3.39%			3.98%
Net interest margin (4)			3.65%			4.50%
Net interest margin—tax equivalent (5)			3.68%			4.53%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $247,000 and $258,000 for the three months ended June 30, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three Months Ended June 30, 2020,
	Compared to Three Months Ended June 30, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$(7,096)	$4,345	$(2,751)
Securities	(337)	46	(291)
Other interest-earning assets	(2,172)	982	(1,190)
Equity investments	8	—	8
Total increase (decrease) in interest income	(9,597)	5,373	(4,224)
Interest-bearing liabilities:
Interest-bearing deposits	(2,236)	436	(1,800)
Federal Home Loan Bank advances	(205)	(78)	(283)
Repurchase agreements	(1)	1	—
Note payable and junior subordinated debt	—	—	—
Total increase (decrease) in interest expense	(2,442)	359	(2,083)
Increase (decrease) in net interest income	$(7,155)	$5,014	$(2,141)

Provision for Credit Losses

The provision for credit losses was $14.9 million for the six months ended June 30, 2020 and $9.9 million for the second quarter of 2020, compared to $2.0 million for the six months ended June 30, 2019 and $807,000 for the second quarter of 2019. The ACL was $39.7 million, or 1.35% of total loans, at June 30, 2020, compared to $25.3 million, or 0.96% of total loans, at December 31, 2019 and $25.3 million, or 0.96% of total loans, at June 30, 2019. The increase in the both the provision for credit losses and the ACL in 2020 was primarily due to the impact of COVID-19 and the sustained instability of the oil and gas industry on the local and national economy and on current and forecasted expected credit losses.

The liability associated with the ACL for unfunded commitments was $5.0 million at June 30, 2020, compared to $378,000 at December 31, 2019. The increase is primarily due to the adoption of CECL and the impact of COVID-19 and the sustained instability of the oil and gas industry, as discussed above.

Effective January 1, 2020, the Company adopted the new accounting standard related to CECL. As a result, the ACL for loans was increased $874,000 and the liability related to the ACL for unfunded commitments increased $2.9 million with the associated deferred tax assets increasing $809,000, which resulted in a net reduction to retained earnings of $3.0 million, during the first quarter of 2020. For additional discussion regarding the adoption of CECL and its impact, see the “Item 1– Financial Statements – Note 6.”

Noninterest Income

The following table presents components of noninterest income for the three months ended June 30, 2020 and 2019, the six months ended June 30, 2020 and 2019, and the period-over-period changes in the categories of noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Deposit account service charges	$1,095	$1,657	$(562)	(33.9%)	$2,580	$3,286	$(706)	(21.5%)
Card interchange fees	915	941	(26)	(2.8%)	1,837	1,805	32	1.8%
Earnings on bank-owned life insurance	412	3,721	(3,309)	(88.9%)	828	4,151	(3,323)	(80.1%)
Net gain on sales of assets	139	69	70	101.4%	262	157	105	66.9%
Other	348	915	(567)	(62.0%)	1,729	1,397	332	23.8%
Total noninterest income	$2,909	$7,303	$(4,394)	(60.2%)	$7,236	$10,796	$(3,560)	(33.0%)

Noninterest income was $7.2 million for the six months ended June 30, 2020 and $2.9 million for the second quarter of 2020, compared to $10.8 million for the six months ended June 30, 2020 and $7.3 million for the second quarter of 2019. The decrease in noninterest income during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019 is primarily due to nontaxable death benefit proceeds of $4.7 million received under bank-owned life insurance policies and a gain of $3.3 million over the carrying value recorded during the second quarter of 2019. In addition, deposit account service charges decreased due to a reduction in the amount of NSF and overdraft fees charges on deposit accounts as a result of lower transactional volumes.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Salaries and employee benefits	$ 14,012	$ 14,185	$ (173)	(1.2%)	$ 28,235	$ 28,007	$ 228	0.8%
Occupancy expense	2,558	2,338	220	9.4%	4,982	4,605	377	8.2%
Professional and director fees	1,541	2,282	(741)	(32.5%)	2,693	4,373	(1,680)	(38.4%)
Data processing and software	1,292	1,086	206	19.0%	2,514	2,240	274	12.2%
Regulatory fees	476	446	30	6.7%	579	910	(331)	(36.4%)
Advertising, marketing and business development	269	532	(263)	(49.4%)	633	972	(339)	(34.9%)
Telephone and communications	392	456	(64)	(14.0%)	811	834	(23)	(2.8%)
Security and protection expense	351	367	(16)	(4.4%)	725	690	35	5.1%
Amortization of intangibles	230	225	5	2.2%	451	457	(6)	(1.3%)
Other expenses	1,374	1,486	(112)	(7.5%)	2,961	2,900	61	2.1%
Total noninterest expense	$ 22,495	$ 23,403	$ (908)	(3.9%)	$ 44,584	$ 45,988	$ (1,404)	(3.1%)

Noninterest expense was $44.6 million for the six months ended June 30, 2020 and $22.5 million for the second quarter of 2020, compared to $46.0 million for the six months ended June 30, 2019 and $23.4 million for the second quarter of 2019.

The decrease in noninterest expense between the six months ended June 30, 2020 and 2019 is primarily due to lower professional and director fees, predominately legal fees, and lower regulatory fees. Regulatory fees are lower in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a FDIC deposit assessment credit received in the first quarter of 2020. See discussion of legal fees below.

The decrease in noninterest expense of $908,000 between the second quarter of 2020 and 2019 primarily relates to a reduction in professional and director fees, mainly legal fees, partially offset by increased consulting fees.

Legal fees, which are part of professional and director fees, were lower during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to lower legal fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the BSA/AML laws and regulations. The Bank incurred legal fees related to this investigation of $546,000 and $2.5 million in the six months ended June 30, 2020 and 2019, respectively, and $290,000 and $1.4 million in the three months ended June 30, 2020 and 2019, respectively.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense and effective tax rates for the periods shown below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense	$ 539	$ 3,077	$ 2,407	$ 5,676
Effective tax rate	19.95%	17.69%	19.87%	18.62%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest and bank-owned life insurance.

Financial Condition

Total assets were $3.9 billion as of June 30, 2020, compared to $3.5 billion as of December 31, 2019, an increase of $423.2 million primarily due to an increase in loans, excluding loans held for sale, of $295.8 million and a $120.3 million increase in cash and cash equivalents, partially offset by an increase in the ACL for loans of $14.4 million. Total liabilities were $3.4 billion as of June 30, 2020, compared to $2.9 billion as of December 31, 2019, an increase of $421.5 million primarily due to an increase in deposits of $401.8 million. See further analysis in the related discussions that follow.

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019	Increase (Decrease)
Commercial and industrial	$837,667	$527,607	$310,060	58.8%
Real estate:
Commercial real estate	908,027	900,746	7,281	0.8%
Construction and development	552,879	527,812	25,067	4.7%
1-4 family residential	272,253	280,192	(7,939)	(2.8%)
Multi-family residential	255,273	277,209	(21,936)	(7.9%)
Consumer	36,338	36,782	(444)	(1.2%)
Agriculture	7,795	9,812	(2,017)	(20.6%)
Other	77,535	86,513	(8,978)	(10.4%)
Gross loans	2,947,767	2,646,673	301,094	11.4%
Less deferred fees and unearned discount	(12,879)	(6,125)	(6,754)	110.3%
Less loans held for sale	—	(1,463)	1,463	—
Loans, excluding loans held for sale	2,934,888	2,639,085	295,803	11.2%
Less allowance for credit losses for loans	(39,678)	(25,280)	(14,398)	57.0%
Loans, net	$2,895,210	$2,613,805	$281,405	10.8%

As of June 30, 2020, loans, excluding loans held for sale, were $2.9 billion, an increase of $295.8 million, or 11.2%, compared to $2.6 billion at December 31, 2019. During the second quarter of 2020, the Company funded 2,010 PPP loans in the amount of $336.1 million, with an average loan balance of $167,000. The Company recognized a net yield of 2.28% during the second quarter of 2020 on these PPP loans. As of June 30, 2020, the total outstanding principal balances on the Company’s PPP loans was $330.4 million with a total amortized cost basis of $323.7 million. Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

The Company’s direct and indirect oil and gas loans represented 6.1% of gross loans at June 30, 2020 and 7.6% at June 30, 2019. The Company’s direct oil and gas loans are loans to an entity with more than 50% of its revenue related to the well-head, oil in the ground or extracting oil or gas. This includes any activity, product or service related to the oil and gas industry, such as exploration and production, or E&P, drilling, downhole equipment or services, oil field services, machine shops, pump or compressor at the well, midstream companies and midstream service companies. The Company’s indirect oil and gas loans are loans to an entity with a material portion of its revenue (20% - 50%) from the type of companies defined above as “direct.” Examples of indirect oil and gas loans include loans to trucking companies, machine shops and commercial real estate with significant reliance on oil and gas companies.

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

		1 Year
(Dollars in thousands)	1 Year or Less	Through 5 Years	After 5 Years	Total
June 30, 2020
Commercial and industrial	$257,493	543,751	36,423	$837,667
Real estate:
Commercial real estate	103,564	580,240	224,223	908,027
Construction and development	194,101	305,392	53,386	552,879
1-4 family residential	15,448	37,853	218,952	272,253
Multi-family residential	60,823	13,048	181,402	255,273
Consumer	24,062	12,085	191	36,338
Agriculture	6,540	1,255	—	7,795
Other	20,076	55,691	1,768	77,535
Gross loans	$682,107	$1,549,315	$716,345	$2,947,767
Fixed rate loans	$150,216	1,043,813	294,303	$1,488,332
Variable rate loans	531,891	505,502	422,042	1,459,435

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. Nonperforming assets remain low relative to total assets at $11.2 million, or 0.29% of total assets, at June 30, 2020 compared to $977,000, or 0.03% of total assets, at December 31, 2019. The increase during the second quarter of 2020 primarily relates to loan deferrals previously discussed. Nonaccrual loans outstanding at June 30, 2020 includes $9.9 million of loans that were placed on nonaccrual status while subject to deferral arrangements. The Company expects that number of nonperforming loans may continue to increase during 2020.  Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

The components of nonperforming assets as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans	$11,168	$977
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	11,168	977
Foreclosed assets	—	—
Total nonperforming assets	$11,168	$977

Total assets	$3,901,725	$3,478,544
Loans, excluding loans held for sale	2,934,888	2,639,085
Allowance for credit losses for loans	39,678	25,280

Nonaccrual loans to loans, excluding loans held for sale	0.38%	0.04%
Allowance for credit losses for loans to nonaccrual loans	355.28%	2,587.51%
Nonperforming loans to loans, excluding loans held for sale	0.38%	0.04%
Nonperforming assets to total assets	0.29%	0.03%

Troubled Debt Restructurings

The Company has certain loans that have been restructured due to borrower’s financial difficulties. The recorded investment in TDRs was $34.8 million and $8.8 million as of June 30, 2020 and December 31, 2019, respectively. Loans restructured as TDRs during the six months ending June 30, 2020 and 2019 were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2020
Commercial and industrial	17	$3,131	$2,899	$—	$—	$232
Commercial real estate	8	9,715	9,715	—	—	—
Construction and development	5	12,564	12,032	—	—	532
1-4 family residential	5	1,629	1,651	—	—	—
Total	35	$27,039	$26,297	$—	$—	$764
June 30, 2019
Commercial and industrial	1	$163	$—	$—	$—	$163
1-4 family residential	1	115	—	—	—	115
Total	2	$278	$—	$—	$—	$278

The TDRs for the six months ended June 30, 2020 in the table above includes 32 loans totaling $26.3 million that were subject to deferral arrangements. The Company expects that number of TDRs may continue to increase during 2020. Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades as described below that are used as credit quality indicators. See description of the risk grades in “Item 1—Financial Statements—Note 6.”

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
June 30, 2020
Commercial and industrial	$819,124	$546	$17,997	$837,667
Real estate:
Commercial real estate	878,204	1,890	27,933	908,027
Construction and development	540,341	—	12,538	552,879
1-4 family residential	266,154	809	5,290	272,253
Multi-family residential	255,273	—	—	255,273
Consumer	36,335	—	3	36,338
Agriculture	7,718	—	77	7,795
Other	71,263	—	6,272	77,535
Gross loans	$2,874,412	$3,245	$70,110	$2,947,767

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Gross loans	$2,582,970	$34,742	$28,961	$2,646,673

Loans with an internal rating of pass increased $291.4 million primarily due to the originations of PPP loans during the second quarter of 2020 as previous discussed.  Loans with an internal rating of substandard increased $41.2 million primarily due to the downgrade of loans under COVID-19 related payment deferral arrangements, including those on nonaccrual status, as of June 30, 2020.

Allowance for Credit Losses for Loans

The Company maintains an ACL for loans that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. The amount of the ACL for loans should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL for loans, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL for loans is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

The ACL by loan category as of the dates indicated was as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$12,108	30.5%	$7,671	30.3%
Real estate:
Commercial real estate	12,424	31.3%	7,975	31.6%
Construction and development	7,050	17.8%	4,446	17.6%
1-4 family residential	3,173	8.0%	2,257	8.9%
Multi-family residential	2,880	7.3%	1,699	6.7%
Consumer	529	1.3%	388	1.5%
Agriculture	134	0.3%	74	0.3%
Other	1,380	3.5%	770	3.1%
Total allowance for credit losses for loans	$39,678	100.0%	$25,280	100.0%

The increase in the ACL for loans of $14.4 million was primarily due to the impact of COVID-19 and the sustained instability of the oil and gas industry, as discussed above, during the first and second quarters of 2020.

Effective January 1, 2020, the Company adopted ASU 2016-13, which related to CECL. Please refer to “Item 1—Financial Statements—Note 6” for a description of the model, factors and the methodology used by the Company to determine the ACL. Also see “Item 2 —Management’s Discussion and Analysis—Critical Accounting Policies—Loans and Allowance for Credit Losses for Loans.”  Activity in the ACL for loans for the dates indicated was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Allowance for credit losses for loans at beginning of period	$25,280	$23,693
Impact of CECL adoption	874	—
Provision for loan losses	13,276	1,954
Charge-offs:
Commercial and industrial	79	425
Real estate:
Commercial real estate	24	—
1-4 family residential	66	12
Consumer	103	87
Other	—	43
Total charge-offs	272	567
Recoveries:
Commercial and industrial	495	241
Real estate:
Commercial real estate	—	4
1-4 family residential	1	2
Consumer	11	15
Agriculture	12	—
Other	1	—
Total recoveries	520	262
Net (charge-offs) recoveries	248	(305)
Allowance for credit losses for loans	$39,678	$25,342
Loans, excluding loans held for sale	$2,934,888	$2,639,085
Total average loans	2,771,355	2,546,610
Allowance for credit losses for loans, excluding loans held for sale	1.35%	0.96%
Net charge-offs (recoveries) to total average loans (1)	(0.02%)	0.02%

(1)	Annualized.

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See “Item 2—Management’s Discussion and Analysis— Off-Balance Sheet Arrangements. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors. Activity in the ACL for unfunded commitments for the six months ended June 30, 2020, was as follows:

(Dollars in thousands)	June 30, 2020
Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	1,643
Ending balance	$5,002

Securities

As of June 30, 2020, the carrying amount of the Company’s securities totaled $235.4 million compared to $231.3 million as of December 31, 2019, an increase of $4.2 million, or 1.8%. Amortized cost decreased $1.2 million as a result of maturities, sales, calls and paydowns outpacing purchases. Net unrealized gains on the securities portfolio was $8.4 million at June 30, 2020, compared to $3.0 million at December 31, 2019. This increase of $5.4 million was due to changing market interest rates. The book value of the securities portfolio as of the dates indicated below was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019	Increase (Decrease)
Securities available for sale:
Debt securities:
State and municipal securities	$64,906	$53,279	$11,627	21.8%
U.S. agency securities:
Collateralized mortgage obligations	44,100	55,989	(11,889)	(21.2%)
Mortgage-backed securities	125,245	120,847	4,398	3.6%
Equity securities:	1,187	1,147	40	3.5%
Total securities	$235,438	$231,262	$4,176	1.8%

The Company’s mortgage-backed securities at June 30, 2020 and December 31, 2019, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yield based on annualized income divided by the average amortized cost of the available for sale securities portfolio as of the date indicated was as follows:

					After 5 Years
	1 Year or Less		After 1 Year to 5 years		to 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
June 30, 2020
Debt securities:
State and municipal securities	$569	2.6%	$1,413	2.4%	$9,178	2.8%	$53,746	2.8%	$64,906	2.8%
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—	4,926	2.2%	39,174	1.4%	44,100	1.4%
Mortgage-backed securities	21	2.3%	1,709	3.7%	1,368	2.6%	122,147	2.2%	125,245	2.3%
Equity securities:	1,187	4.0%	—	—	—	—	—		1,187	4.0%
Total securities	$1,777	3.5%	$3,122	3.1%	$15,472	2.6%	$215,067	2.2%	$235,438	2.3%

The contractual maturity of a collateralized mortgage obligation or mortgage-backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 3.2 years with an estimated modified duration of 3.0 years as of June 30, 2020.

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

Deposits

Total deposits as of June 30, 2020, were $3.3 billion, an increase of $401.8 million, or 14.1%, compared to December 31, 2019. Noninterest-bearing deposits as of June 30, 2020 were $1.5 billion, an increase of $328.9 million, or 27.8%, compared to December 31, 2019. Total interest-bearing account balances as of June 30, 2020 were $1.7 billion, an increase of $72.9 million, or 4.4%, from December 31, 2019.

The components of deposits at the dates shown below were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019	Increase (Decrease)
Interest-bearing demand accounts	$366,281	$369,744	$(3,463)	(0.9%)
Money market accounts	878,006	805,942	72,064	8.9%
Saving accounts	98,485	92,183	6,302	6.8%
Certificates and other time deposits, $100,000 or greater	200,505	208,018	(7,513)	(3.6%)
Certificates and other time deposits, less than $100,000	197,178	191,640	5,538	2.9%
Total interest-bearing deposits	1,740,455	1,667,527	72,928	4.4%
Noninterest-bearing deposits	1,513,748	1,184,861	328,887	27.8%
Total deposits	$3,254,203	$2,852,388	$401,815	14.1%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2020
Three months or less	$86,980
Over three months through six months	86,917
Over six months through 12 months	108,450
Over 12 months through three years	91,314
Over three years	24,022
Total	$397,683

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the six months ended June 30, 2020 were computed on an annualized basis.

	Six Months Ended June 30, 2020		Year Ended December 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$365,456	0.15%	$352,678	0.25%
Money market accounts	810,891	0.61%	745,435	1.28%
Savings accounts	93,249	0.05%	93,192	0.06%
Certificates and other time deposits, $100,000 or greater	209,662	1.45%	191,770	1.36%
Certificates and other time deposits, less than $100,000	189,773	1.60%	182,963	1.61%
Total interest-bearing deposits	1,669,031	0.70%	1,566,038	1.02%
Noninterest-bearing deposits	1,323,520	—	1,193,527	—
Total deposits	$2,992,551	0.39%	$2,759,565	0.58%

The ratio of average noninterest-bearing deposits to average total deposits was 44.2% for the six months ended June 30, 2020 and 43.3% for the year ended December 31, 2019.

Borrowings

The Company has a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit. At June 30, 2020, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during the six months ended June 30, 2020 or the year ended December 31, 2019. See “Item 1—Financial Statements—Note 11.”

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $1.0 billion at both June 30, 2020 and December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both June 30, 2020 and December 31, 2019, and these borrowings were on a long-term basis. During the six months ended June 30, 2020 and 2019, the Company borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the six months ended June 30, 2020 and 2019, was $60.4 million and $46.6 million, respectively. The weighted-average rate for the six months ended June 30, 2020 and 2019, was 1.54% and 2.54%, respectively. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” below for maturity information.

The Company maintains four federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $75.0 million. There were no funds outstanding under these lines of credit as of June 30, 2020 and December 31, 2019.

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

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Sources of funds:
Deposits:
Interest-bearing	45.8%	46.4%
Noninterest-bearing	36.3%	35.4%
Federal Home Loan Bank advances	1.7%	1.8%
Other liabilities	1.3%	1.1%
Shareholders’ equity	14.9%	15.3%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.1%	77.3%
Securities	6.5%	6.9%
Other interest-earning assets	9.5%	7.2%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	7.5%	8.1%
Total uses	100.0%	100.0%
Average loans to average deposits	92.6%	94.5%

As of June 30, 2020, cash and cash equivalents totaled $492.4 million, compared to $372.1 million as of December 31, 2019, an increase of $120.3 million. The increase was primarily due to a $401.8 million increase in deposits, partially offset by an increase in loans of $295.8 million, $5.4 million spent in repurchasing shares of common stock, $5.0 million of dividends paid and net income of $9.7 million. See “Item 1—Financial Statements—Condensed Consolidated Statement of Cash Flows” for the six months ended June 30, 2020 for additional analysis.

As of June 30, 2020, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. During the period of uncertainty and volatility related to the COVID-19 pandemic and instability in the oil and gas industry, the Company will continue to monitor its liquidity and may seek to obtain additional financing to further support its business.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 year to	3 years to	Greater
(Dollars in thousands)	1 year	3 years	5 years	than 5 years	Total
June 30, 2020
Federal Home Loan Bank advances	$—	$20,000	$30,000	$—	$50,000
Non-cancelable future operating leases	765	4,332	4,156	11,163	20,416
Certificates of deposit	282,347	91,314	24,022	—	397,683
Purchase of branch building (1)	10,726	—	—	—	10,726
Total	$293,838	$115,646	$58,178	$11,163	$478,825
December 31, 2019
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancelable future operating leases	2,025	4,836	4,394	10,231	21,486
Certificates of deposit	298,218	70,490	30,950	—	399,658
Total	$300,243	$85,326	$75,344	$10,231	$471,144

(1)	Net cash paid for July purchase of a branch that was previously leased. The lease was terminated in July and is not reflected in the non-cancelable future operating lease information in the table above.

Off-Balance Sheet Arrangements

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

	Less than	1 year to	3 years to	Greater
(Dollars in thousands)	1 year	3 years	5 years	than 5 years	Total
June 30, 2020
Standby letters of credit	$20,536	$10,607	$—	$—	$31,143
Commitments to extend credit	561,131	171,392	51,373	17,115	801,011
Total	$581,667	$181,999	$51,373	$17,115	$832,154
December 31, 2019
Standby letters of credit	$14,990	$8,557	$—	$—	$23,547
Commitments to extend credit	485,304	263,647	34,425	10,674	794,050
Total	$500,294	$272,204	$34,425	$10,674	$817,597

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

Capital Resources

Total shareholders’ equity increased to $537.4 million as of June 30, 2020, compared to $535.7 million as of December 31, 2019, an increase of $1.6 million, primarily due to the current year income of $9.7 million, a $4.2 million increase in other comprehensive income and $1.1 million of stock compensation expense, partially offset by $5.4 million paid to repurchase shares of common stock, $3.0 million due to the implementation of CECL, and $5.0 million of dividends to common shareholders declared during 2020.

During the six months ended June 30, 2020, the Company repurchased 240,445 shares under its share repurchase program at an average price of $22.29 per share, which shares were retired and returned to the status of authorized but unissued.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At June 30, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Item 1—Financial Statements—Note 19.”

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

Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity.

The Company has asset, liability and funds management policies that provide the guidelines for effective funds management and has established a measurement system for monitoring the net interest rate sensitivity position. The Company’s exposure to interest rate risk is managed by the Funds Management Committee of the Bank. The committee formulates strategies based on appropriate levels of interest rate risk with consideration of the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the relationships between interest-earning assets and interest-bearing liabilities, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

The Company uses interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, two simulation models are run, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. The Company’s internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 10% for a 100 basis-point shift, 20% for a 200-basis point shift and 30% for a 300-basis point shift. Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	June 30, 2020		December 31, 2019
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	22.5%	40.9%	15.8%	10.2%
+ 200	14.1%	33.5%	10.9%	10.4%
+ 100	6.2%	19.7%	5.4%	8.7%
Base	—%	—%	—%	—%
−100	(4.4)%	(24.5)%	(4.5)%	(14.6)%

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 12.5% of the Company’s loans as of June 30, 2020. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

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

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluates its performance based on certain additional non-GAAP financial measures. The Company classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating, other statistical measures or ratios calculated using exclusively financial measures calculated in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way the Company calculates non-GAAP financial measures may differ from that of other companies reporting measures with similar names.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Tangible Equity
Total shareholders’ equity	$537,356	$535,721
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,496	4,938
Tangible equity	$451,910	$449,833
Tangible Assets
Total assets	$3,901,725	$3,478,544
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,496	4,938
Tangible assets	$3,816,279	$3,392,656
Common shares outstanding	24,755	24,980
Book value per share	$21.71	$21.45
Tangible book value per share	$18.26	$18.01
Total shareholders’ equity to total assets	13.77%	15.40%
Tangible equity to tangible assets	11.84%	13.26%

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

The Company adopted CECL effective January 1, 2020. Please refer to “Item 1—Financial Statements—Note 6” for a description of the model, factors and the methodology used to determine the ACL.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments are based upon quoted market prices, where available. If quoted market prices are not available, fair value is estimated based upon models that primarily use observable market-based parameters as inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Goodwill and Other Intangibles

Goodwill, which is excess purchase price over the fair value of net assets from acquisitions, is evaluated for impairment at least annually and on an interim basis if events or circumstances indicate that it is more likely than not impairment has occurred. Qualitative factors are assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the fair value of the reporting unit is compared with the carrying amount of the reporting unit. The fair value of net assets is estimated based on an analysis of market value. Impairment exists if the fair value of the reporting unit at the date of the test is less than the goodwill recorded. If goodwill is impaired, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

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

Emerging Growth Company

The Jump Start Our Business Start-ups, or JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company decided not to take advantage of this provision and is complying with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See “Item 1—Financial Statements—Note 1.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures—As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest prices, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in the Company’s Form 10-K could be exacerbated and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

●	Credit Risk. The Company’s risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the Company’s borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which have and may continue to cause the Company’s customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in the Company’s portfolio or defaults by the counterparties, the Company could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover its exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with the Company’s existing loans, the ability to liquidate the real estate collateral securing its residential and commercial real estate loans, its ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of its lending and services, and the financial condition and credit risk of its customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent the Company from or, in some cases, its business decisions may result in, a delay in the Company taking certain remediation actions, such as foreclosure. In addition, the Company has unfunded commitments to extend credit to customers, which may not be drawn upon. During a challenging economic environment like now, the Company’s customers are more dependent on the Company’s credit commitments and increased borrowings under these commitments could adversely impact the Company’s liquidity. Furthermore, in an effort to support its communities during the pandemic, the Company is participating in the PPP under the CARES Act, whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that the Company would have otherwise lent to. A more detailed risk discussion about PPP loans is provided below.
●	Strategic Risk. The Company’s success may be affected by a variety of external factors that may affect the price or marketability of its products and services, including disruptions in the capital markets, changes in interest rates that may increase its funding costs, reduced demand for its financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic significantly increased economic and demand uncertainty and led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activities to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in the Company’s Houston, Beaumont and Dallas markets, local governments have acted to temporarily close or restrict the operations of commercial real estate and as a result, the Company has recently experienced a decline in origination of commercial real estate and construction and development loans. The future effects of COVID-19 on economic activity could negatively affect the future banking products the Company provides, including a decline in originating commercial real estate loans that were 30.8% of total gross loans and construction and development loans that were 18.8% of total gross loans, each as of June 30, 2020.

●	Operational Risk. Current and future restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on its operations. The Company relies on business processes and branch activity that largely depend on people, technology, and the use of complex systems and models to manage its business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, the Company modified its business practices and granted access to 63% of its employees to work remotely from their homes in order to have the Company’s operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in its offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of its ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt its operations and the operations of any impacted customers.

Moreover, the Company relies on many third parties in its business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. Due to measures taken in response to the pandemic, many of these entities may continue to limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and Uniform Commercial Code filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

●	Interest Rate Risk. The Company’s net interest income, lending activities, deposits, swap activities, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase the Company’s funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of the Company’s assets. Fluctuations in interest rates will impact both the level of income and expense recorded and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term maturity period, which in turn could have a material adverse effect on the Company’s net income, operating results, or financial condition including future expected cash flows.

●	Self-Insurance Risk. The Company maintains an employee health insurance coverage plan on a self-insured basis backed by stop-loss coverage, which sets a limit on its liability for individual and aggregate claim costs. The Company records expenses based on actual claims incurred and estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. The Company’s estimated liability for the estimated costs of employee healthcare claims incurred and unpaid is based on historical trends and expected claims during the coverage period. It is possible, however, that actual liabilities associated with claims may exceed the Company’s estimated costs. If the Company experiences widespread cases of COVID-19 illnesses among its employees, the Company may experience an unexpectedly high number of claims that could result in costs and liabilities exceeding its estimates and budgeted amounts, causing the Company to record additional expenses. The ultimate amount of these costs cannot be estimated at this time, and a prolonged period of spread of the disease could further increase the Company’s costs and liabilities, the impact of which may be material.

Because there have been no comparable recent global pandemics that resulted in similar global impacts, the Company does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole and the potential duration of those effects. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of the Company’s work from home arrangements and third-party providers’ ability to support its operation, any actions taken by governmental authorities and other third parties in response to the pandemic. While the Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole, the effects could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and capital levels. Moreover, many risk factors set forth in the Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

A significant percentage of the Company’s key employees and executive leaders live and work in Houston and Beaumont, Texas. This concentration of its personnel, technology, and facilities increases the Company’s risk of business disruptions if the COVID-19 pandemic (or a significant outbreak of another contagious disease) continues to impact the Houston, Beaumont or Dallas metropolitan areas negatively. The Houston market in particular has experienced a dramatic rise in COVID-19 cases during the second quarter of 2020. As a result, some of the Company’s employees and management have contracted COVID-19. If the Company continues to experience cases of COVID-19 among the employees or such cases become widespread at the Company, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health.  Although the Company has taken certain remedial measures, including quarantine, remote working, and shift working, increased COVID-19 diagnoses may require the Company to take additional remediation measures, and could impair its ability to conduct business. The Company may not be successful in retaining its key employees or finding adequate replacements for lost personnel.

The Company could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy-related business, could have a negative impact on the Texas economy and adversely impact the Company’s results of operations and financial condition. Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices in the first quarter of 2020 negatively impacted the oil and gas industry and the overall Texas economy and may cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as significant job losses in industries tied to energy, lower spending habits, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

The Company’s business is concentrated in and largely dependent upon the continued growth and welfare of the Company’s markets and on the banking industry in general.

The Company’s business is concentrated in the Houston and Beaumont, Texas markets and it recently entered the Dallas, Texas market. The Company’s success depends, to a significant extent, upon the economic activity and conditions in its markets. Economic conditions within its markets are influenced by the energy sector generally and the price of oil and gas in particular. Adverse economic conditions that impact the Company’s markets could reduce its growth rate, the ability of customers to repay their loans, the value of collateral underlying loans, its ability to attract deposits and generally impact its business, financial condition, results of operations and future prospects. Due to the Company’s geographic concentration, it may be less able than other larger regional or national financial institutions to diversify its credit risks.

National market conditions and economic trends, such as the uncertainties caused by COVID-19 both short-term and long-term, volatility in the real estate market in some parts of the country, uncertain regulatory and changing interest rate conditions could adversely impact the Company’s business, financial condition and results of operations. The COVID-19 pandemic has caused significant economic and financial turmoil both nationally and globally and has fueled concerns that it will lead to a prolonged global recession. These conditions are expected to continue and may worsen in the near term. A national economic downturn or deterioration of conditions in the Company’s market could adversely impact the Company’s borrowers and cause losses beyond those that are provided for in its ACL due to increases in loan delinquencies, nonperforming assets and foreclosures and decreases in demand for the Company’s products and services, which could adversely impact its liquidity position and decrease the value of the collateral. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in borrowers seeking sources of liquidity, withdrawing deposits and drawing down credit commitments at rates greater than the Company previously expected. In addition, the effects of COVID-19, including actions taken by individuals, businesses, government agencies and others in response to COVID-19, may aggravate the impact of the risk factors discussed herein on its business.

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

The Company’s primary markets in Houston, Beaumont and Dallas have experienced limitations on commercial activity since the outbreak of COVID-19. In addition, many businesses, particularly those in the Company’s primary markets, were subject to shutdowns at the onset of the pandemic and may become subject to additional shutdowns and restrictions in light of the recent increase of COVID-19 cases in Texas.  These challenging market conditions in which the Company’s borrowers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to credit losses and could adversely affect the Company’s business, financial condition and results of operations. Moreover, the success of a small and medium sized business often depends on the management skills, talents and efforts of a small group of people and the health, death, disability or resignation of one or more of the key management, the inefficiency caused by the current remote working arrangement or the limited availability to work due to health concerns in response to COVID-19 could have an adverse impact on the Company’s borrower’s businesses and their ability to repay their loans.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Bank is now offering deferral and forbearance plans and has made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are guaranteed by the SBA. The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred until the SBA has determined whether the loan is eligible to be partially or fully forgivable.  In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans if the SBA determines that they are only partially or not forgivable at all. The borrowers, despite having a PPP loan, may not be able to maintain the level of employees and salary levels required for forgiveness due to the current economic conditions and thereby create the risk that the PPP loan will not be forgiven in full.  Also, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides, and the federal government may not timely pay the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP. Further, the Bank may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice. Additionally, every PPP borrower is in a challenging financial position that may negatively impact its ability to repay if the loans are not subject to forgiveness. If the Company’s borrowers are unable to repay their loans, the Company’s business, financial condition and results of operations could be adversely affected.  The CARES Act and regulations related to the PPP are subject to continued political negotiation and future change.

The Bank entered into a formal agreement with the OCC, which subjects us to restrictions and will require us to designate a significant amount of resources to comply with the agreement.

On June 18, 2020, the Bank and the OCC entered into a Formal Agreement, or the Agreement, with regard to Bank Secrecy Act/Anti-Money Laundering, or BSA/AML, compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. Specifically, the Agreement requires the Bank to take certain actions, including, but not limited to: (i) establishing a Compliance Committee to oversee the Bank’s compliance with the Agreement; (ii) ensuring that the BSA/AML staff has sufficient authority and resources to fulfill its responsibilities; (iii) developing, implementing, and adhering to a written program of policies and procedures to provide for compliance with the BSA, including with respect to model risk management for automated monitoring systems; (iv) establishing policies and procedures for performing customer due diligence/enhanced due diligence and customer risk identification processes; (v) adopting and adhering to an independent BSA/AML audit program; (vi) developing, implementing, and adhering to a comprehensive training program for all appropriate Bank employees to ensure their awareness of their responsibility for compliance with the requirements of the BSA, the Bank’s relevant policies, procedures, and processes, and of relevant examples of red flags for money laundering, terrorist financing, and suspicious activity; and (vii) performing a review of account and transaction activity for certain time periods.

The Bank has appointed a Compliance Committee to oversee the Bank’s compliance with the Agreement and is working to promptly address the requirements of the Agreement.  However, if the Bank does not successfully address the OCC’s concerns in the Agreement or fully comply with the provisions of the Agreement, the Bank could be subject to further regulatory scrutiny, civil monetary penalties, further regulatory sanctions and/or other enforcement actions.  The Company or the Bank may also become subject to formal or informal enforcement actions by other regulatory agencies.  Any of those events could have a material adverse impact on the Company’s future operations, financial condition, growth, or other aspects of its business.

While subject to the Agreement, the Company expects that management and the Board of Directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. The Bank has hired and may continue to hire third-party consultants and advisors to assist in complying with the Agreement, which is expected to increase non-interest expense and reduce earnings.

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

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended June 30, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Maximum
			Number of	Number of Shares That
			Shares Purchased	May Yet be Purchased
	Number of	Average Price	as Part of Publicly	Purchased Under a Plan
Period	Shares Purchased	Paid per Share	Announced Plan	at the End of the Period (1)
April 1, 2020 - April 30, 2020	—	—	—	2,214,685
May 1, 2020 - May 31, 2020	60	$ 17.30	—	1,902,902
June 1, 2020 - June 30, 2020	459	$ 18.42	—	1,649,403
(1)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above.

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

10.1

Formal Agreement dated June 18, 2020, by and between CommunityBank of Texas, N.A. and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 19, 2020, File No. 001-38280).

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language), (i) Cover page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Quarterly Report on Form 10-Q

**   Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: July 29, 2020	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2020	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)