Form 10-Q
period 2020-09-30
CBTX, Inc.
filed 2020-10-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 23, 2020, there were 24,844,548 shares of the registrant’s common stock outstanding, including 195,266 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	September 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$46,127	$51,259
Interest-bearing deposits at other financial institutions	331,445	320,805
Total cash and cash equivalents	377,572	372,064
Securities	226,101	231,262
Equity investments	18,532	16,710
Loans held for sale	1,763	1,463
Loans, net of allowance for credit losses of $44,069 and $25,280 at September 30, 2020 and December 31, 2019, respectively	2,920,457	2,613,805
Premises and equipment, net of accumulated depreciation of $34,996 and $32,923 at September 30, 2020 and December 31, 2019, respectively	61,732	50,875
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,411 and $15,809 at September 30, 2020 and December 31, 2019, respectively	4,303	4,938
Bank-owned life insurance	71,931	71,881
Operating lease right-to-use asset	12,893	12,926
Deferred tax asset, net	12,072	7,432
Other assets	26,366	14,238
Total assets	$3,814,672	$3,478,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$1,460,983	$1,184,861
Interest-bearing deposits	1,709,681	1,667,527
Total deposits	3,170,664	2,852,388
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements	2,153	485
Operating lease liabilities	15,759	15,704
Other liabilities	35,175	24,246
Total liabilities	3,273,751	2,942,823
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,567,735 and 25,837,048 shares issued at September 30, 2020 and December 31, 2019, respectively, 24,712,913 and 24,979,702 shares outstanding at September 30, 2020 and December 31, 2019, respectively	256	258
Additional paid-in capital	342,153	346,559
Retained earnings	206,680	201,080
Treasury stock, at cost, 854,822 and 857,346 shares held at September 30, 2020 and December 31, 2019, respectively	(14,519)	(14,562)
Accumulated other comprehensive gain, net of tax of $1,688 and $634 at September 30, 2020 and December 31, 2019, respectively	6,351	2,386
Total shareholders’ equity	540,921	535,721
Total liabilities and shareholders’ equity	$3,814,672	$3,478,544

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$32,318	$36,353	$98,792	$105,754
Securities	1,107	1,436	3,698	4,512
Other interest-earning assets	176	1,212	1,400	4,054
Equity investments	162	192	509	507
Total interest income	33,763	39,193	104,399	114,827
Interest expense
Deposits	1,831	4,130	7,619	11,536
Federal Home Loan Bank advances	221	483	682	1,070
Repurchase agreements	—	1	1	3
Note payable and junior subordinated debt	3	4	11	16
Total interest expense	2,055	4,618	8,313	12,625
Net interest income	31,708	34,575	96,086	102,202
Provision for credit losses
Provision for credit losses for loans	4,569	579	17,845	2,533
Provision (recapture) for credit losses for unfunded commitments	(461)	—	1,182	—
Total provision for credit losses	4,108	579	19,027	2,533
Net interest income after provision for credit losses	27,600	33,996	77,059	99,669
Noninterest income
Deposit account service charges	1,176	1,681	3,756	4,967
Card interchange fees	995	908	2,832	2,713
Earnings on bank-owned life insurance	1,187	430	2,015	4,581
Net gain on sales of assets	114	190	376	347
Other	551	906	2,280	2,303
Total noninterest income	4,023	4,115	11,259	14,911
Noninterest expense
Salaries and employee benefits	14,332	13,951	42,567	41,958
Occupancy expense	2,496	2,484	7,478	7,089
Professional and director fees	2,446	1,455	5,139	5,828
Data processing and software	1,525	1,121	4,039	3,361
Regulatory fees	471	144	1,050	1,054
Advertising, marketing and business development	429	407	1,062	1,379
Telephone and communications	486	434	1,297	1,268
Security and protection expense	299	410	1,024	1,100
Amortization of intangibles	198	221	649	678
Other expenses	1,176	1,418	4,137	4,318
Total noninterest expense	23,858	22,045	68,442	68,033
Net income before income tax expense	7,765	16,066	19,876	46,547
Income tax expense	1,344	2,990	3,751	8,666
Net income	$6,421	$13,076	$16,125	$37,881
Earnings per common share
Basic	$0.26	$0.52	$0.65	$1.52
Diluted	$0.26	$0.52	$0.65	$1.51

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,421	$13,076	$16,125	$37,881

Change in unrealized gains on securities available for sale arising during the period, net of tax	(327)	1,084	5,010	6,831
Reclassification adjustments for net realized gains included in net income	—	54	10	57
Change in related deferred income tax	69	(239)	(1,055)	(1,446)
Other comprehensive income, net of tax	(258)	899	3,965	5,442
Total comprehensive income	$6,163	$13,975	$20,090	$43,323

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Nine Months Ended September 30, 2019:
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	37,881	—	—	—	37,881
Dividends on common stock, $0.30 per share	—	—	—	(7,547)	—	—	—	(7,547)
Stock-based compensation expense	—	—	1,720	—	—	—	—	1,720
Vesting of restricted stock, net of shares withheld for employee tax liabilities	2,442	—	(19)	—	—	—	—	(19)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(98)	—	12,926	219	—	121
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,442	5,442
Balance at September 30, 2019	25,780,035	$258	$346,097	$190,960	(857,346)	$(14,562)	$2,467	$525,220

Nine Months Ended September 30, 2020:
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721
Net income	—	—	—	16,125	—	—	—	16,125
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.30 per share	—	—	—	(7,480)	—	—	—	(7,480)
Stock-based compensation expense	—	—	1,691	—	—	—	—	1,691
Vesting of restricted stock, net of shares withheld for employee tax liabilities	13,050	—	(45)	—	—	—	—	(45)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	2,524	43	—	33
Shares repurchased	(282,363)	(2)	(6,042)	—	—	—	—	(6,044)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,965	3,965
Balance at September 30, 2020	25,567,735	$256	$342,153	$206,680	(854,822)	$(14,519)	$6,351	$540,921

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Three Months Ended September 30, 2019:
Balance at June 30, 2019	25,780,135	$258	$345,495	$180,401	(857,466)	$(14,564)	$1,568	$513,158
Net income	—	—	—	13,076	—	—	—	13,076
Dividends on common stock, $0.10 per share	—	—	—	(2,517)	—	—	—	(2,517)
Stock-based compensation expense	—	—	608	—	—	—	—	608
Vesting of restricted stock, net of shares withheld for employee tax liabilities	—	—	—	—	—	—	—	—
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(3)	—	120	2	—	(1)
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	899	899
Balance at September 30, 2019	25,780,035	$258	$346,097	$190,960	(857,346)	$(14,562)	$2,467	$525,220

Three Months Ended September 30, 2020:
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356
Net income	—	—	—	6,421	—	—	—	6,421
Dividends on common stock, $0.10 per share	—	—	—	(2,495)	—	—	—	(2,495)
Stock-based compensation expense	—	—	582	—	—	—	—	582
Vesting of restricted stock, net of shares withheld for employee tax liabilities	197	—	(1)	—	—	—	—	(1)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	—	—	—	—	—	—
Shares repurchased	(41,918)	—	(684)	—	—	—	—	(684)
Other comprehensive income, net of tax	—	—	—	—	—	—	(258)	(258)
Balance at September 30, 2020	25,567,735	$256	$342,153	$206,680	(854,822)	$(14,519)	$6,351	$540,921

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,125	$37,881
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for credit losses	19,027	2,533
Depreciation expense	2,341	2,408
Amortization of intangibles	649	678
Amortization of premiums on securities	1,357	881
Amortization of lease right-to-use assets	1,100	987
Accretion of lease liabilities	352	397
Earnings on bank-owned life insurance	(2,015)	(4,581)
Stock-based compensation expense	1,691	1,720
Deferred income tax provision	(4,885)	(1,339)
Net gain on sales of assets	(376)	(347)
Earnings on securities	(44)	(17)
Change in operating assets and liabilities:
Loans held for sale	14	162
Other assets	(11,888)	(784)
Other liabilities	5,137	3,624
Total adjustments	12,460	6,322
Net cash provided by operating activities	28,585	44,203
Cash flows from investing activities:
Purchases of securities	(493,825)	(487,603)
Proceeds from sales, calls and maturities of securities	453,665	475,549
Principal repayments of securities	49,038	20,037
Net increase in loans	(325,302)	(261,172)
Sales of loan participations	1,725	30,330
Purchases of loan participations	(2,500)	(1,756)
Proceeds from sales of Small Business Administration loans	769	2,017
Net contributions to equity investments	(1,822)	(6,194)
Redemption (purchases) of bank-owned life insurance	1,965	4,655
Net purchases sales of premises and equipment	(13,223)	(2,001)
Proceeds from sales of repossessed real estate and other assets	—	103
Proceeds from insurance claims	—	108
Net cash used in investing activities	(329,510)	(225,927)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	276,122	13,662
Net increase (decrease) in interest-bearing deposits	42,154	(35,617)
Net increase in Federal Home Loan Bank advances	—	120,000
Net increase (decrease) in securities sold under agreements to repurchase	1,668	(1,290)
Redemption of trust preferred securities	—	(1,571)
Dividends paid on common stock	(7,455)	(6,230)
Payments to tax authorities for stock-based compensation	(45)	(19)
Proceeds from exercise of stock options	33	121
Repurchase of common stock	(6,044)	(3)
Net cash provided by financing activities	306,433	89,053
Net increase (decrease) in cash, cash equivalents and restricted cash	5,508	(92,671)
Cash, cash equivalents and restricted cash, beginning	372,064	382,070
Cash, cash equivalents and restricted cash, ending	$377,572	$289,399

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2020 and December 31, 2019, consolidated results of operations and consolidated shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, and consolidated cash flows for the nine months ended September 30, 2020 and 2019.

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

Reclassification—Within noninterest expense for 2019, data processing and software have been combined together. In addition, printing, stationery and office, correspondent bank and customer related transaction fees, loan processing costs and repossessed real estate and other asset expenses have been combined with other expenses. These reclassifications were made to conform to the 2020 financial statement presentation in the condensed consolidated statements of income.

Share Repurchase Program

During the nine months ended September 30, 2020, 282,363 shares were repurchased under the Company’s share repurchase program at an average price of $21.41 per share and retired and returned to the status of authorized but unissued shares. During the nine months ended September 30, 2019, 100 shares were repurchased at an average price of $27.98 and retired and returned to the status of authorized but unissued shares.

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

Accounting Standards Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps and 12.5% of the Company’s loans as of September 30, 2020.

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

Cash Flow Reporting

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank of Dallas, or the Federal Reserve Bank, and the reserve requirements for the Bank were $19.8 million and $18.6 million at September 30, 2020 and December 31, 2019, respectively. Additionally, as of September 30, 2020 and December 31, 2019, the Company had $9.7 million and $3.1 million, respectively, in cash collateral on deposit with other financial institution counterparties related to interest rate swap transactions. The reserves maintained with the Federal Reserve Bank and the cash collateral for interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information are as follows for the periods indicated below:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for taxes	$9,207	$8,823
Cash paid for interest	8,661	12,349
Supplemental disclosures of non-cash flow information:
Net operating lease right-to-use asset obtained in exchange for lease liabilities	1,067	14,046
Dividends accrued	(25)	1,317
Repossessed real estate and other assets	—	77

NOTE 2: SECURITIES

The amortized cost and fair values of investments in securities, including the gross unrealized gains and losses reported net of tax in other comprehensive income, as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2020
Debt securities available for sale:
State and municipal securities	$75,298	$3,355	(75)	$78,578
U.S. agency securities:
Collateralized mortgage obligations	34,040	477	(5)	34,512
Mortgage-backed securities	107,532	4,287	—	111,819
Equity securities	1,172	20	—	1,192
Total	$218,042	$8,139	$(80)	$226,101

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
Debt securities available for sale:
State and municipal securities	$51,525	$1,761	$(7)	$53,279
U.S. agency securities:
Collateralized mortgage obligations	55,784	324	(119)	55,989
Mortgage-backed securities	119,787	1,315	(255)	120,847
Equity securities	1,155	—	(8)	1,147
Total	$228,251	$3,400	$(389)	$231,262

The amortized cost and estimated fair value of securities, by contractual maturities, as of the date shown below were as follows:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
September 30, 2020
Amounts maturing in:
1 year or less	$1,731	$1,757
1 year through 5 years	2,711	2,792
5 years through 10 years	15,499	16,102
After 10 years	198,101	205,450
	$218,042	$226,101
December 31, 2019
Amounts maturing in:
1 year or less	$2,535	$2,532
1 year through 5 years	3,081	3,145
5 years through 10 years	14,564	14,874
After 10 years	208,071	210,711
	$228,251	$231,262

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $20.4 million were sold in the nine months ended September 30, 2019. No securities were sold in the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, securities with a carrying amount of $33.9 million and $50.8 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The Company held 19 and 27 securities at September 30, 2020 and December 31, 2019, respectively, that were in a gross unrealized loss position. The unrealized losses are attributable primarily to changes in market interest rates relative to those available when the securities were acquired. There are multiple qualitative factors considered by the Company in its assessment to determine if an ACL was necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held were impaired due to reasons of credit quality and believed the unrealized losses were temporary. No ACL for available for sale securities has been recorded in the Company’s condensed consolidated balance sheets at September 30, 2020 and upon adoption of CECL.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible.

Accrued interest receivable for securities was $736,000 and $1.1 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time, were as follows:

	Less Than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2020
Debt securities available for sale:
State and municipal securities	$8,502	$(75)	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	1,042	(5)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$9,544	$(80)	$—	$—
December 31, 2019
Debt securities available for sale:
State and municipal securities	$3,539	$(7)	$106	$—
U.S. agency securities:
Collateralized mortgage obligations	10,687	(46)	7,994	(73)
Mortgage-backed securities	11,628	(26)	21,745	(229)
Equity securities	—	—	1,147	(8)
	$25,854	$(79)	$30,992	$(310)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	5,934	4,249
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,186	3,049
	$18,532	$16,710

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At September 30, 2020 and December 31, 2019, the Company had $4.5 million and $4.9 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of September 30, 2020.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020		December 31, 2019
Commercial and industrial	$832,686	28.0%	$527,607	19.9%
Real estate:
Commercial real estate	949,933	31.9%	900,746	34.0%
Construction and development	506,216	17.0%	527,812	19.9%
1-4 family residential	253,868	8.5%	280,192	10.6%
Multi-family residential	298,733	10.0%	277,209	10.5%
Consumer	35,637	1.2%	36,782	1.4%
Agriculture	9,753	0.3%	9,812	0.4%
Other	91,501	3.1%	86,513	3.3%
Total gross loans	2,978,327	100.0%	2,646,673	100.0%
Less allowance for credit losses for loans	(44,069)		(25,280)
Less deferred loan fees and unearned discounts	(12,038)		(6,125)
Less loans held for sale	(1,763)		(1,463)
Loans, net	$2,920,457		$2,613,805

Accrued interest receivable for loans was $12.9 million and $7.5 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2020 and 2019, by loan class, were as follows:

	Participations	Participations
	Purchased	Sold
	During the	During the
(Dollars in thousands)	Period	Period
September 30, 2020
Commercial	$—	$1,725
Commercial real estate	2,500	—

September 30, 2019
Commercial real estate	$1,756	$30,330

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the nine months ended September 30, 2020 and 2019, totaled $769,000 and $2.0 million, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 days or				90 days
	30 to 59 days	60 to 89 days	greater	Total	Total		past due and
(Dollars in thousands)	past due	past due	past due	past due	current loans	Total loans	still accruing
September 30, 2020
Commercial and industrial	$2,179	$1,576	$1,494	$5,249	$827,437	$832,686	$—
Real estate:
Commercial real estate	293	5,857	—	6,150	943,783	949,933	—
Construction and development	12,041	—	—	12,041	494,175	506,216	—
1-4 family residential	110	—	109	219	253,649	253,868	—
Multi-family residential	—	—	—	—	298,733	298,733	—
Consumer	6	31	—	37	35,600	35,637	—
Agriculture	—	—	—	—	9,753	9,753	—
Other	—	—	3,500	3,500	88,001	91,501	—
Total loans	$14,629	$7,464	$5,103	$27,196	$2,951,131	$2,978,327	$—

December 31, 2019
Commercial and industrial	$664	$31	$240	$935	$526,672	$527,607	$—
Real estate:
Commercial real estate	865	—	—	865	899,881	900,746	—
Construction and development	—	532	—	532	527,280	527,812	—
1-4 family residential	499	—	—	499	279,693	280,192	—
Multi-family residential	—	—	—	—	277,209	277,209	—
Consumer	43	—	—	43	36,739	36,782	—
Agriculture	—	—	—	—	9,812	9,812	—
Other	—	—	—	—	86,513	86,513	—
Total loans	$2,071	$563	$240	$2,874	$2,643,799	$2,646,673	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$6,699	$596
Real estate:
Commercial real estate	4,811	67
Construction and development	241	—
1-4 family residential	325	314
Other	3,500	—
Total nonaccrual loans	$15,576	$977

Interest income that would have been earned under the original terms of the nonaccrual loans was $417,000 and $59,000 for the nine months ended September 30, 2020 and 2019, respectively.

Troubled debt restructurings, or TDRs, are loans restructured due to the borrower’s financial difficulties. The TDRs granted during the nine months ended September 30, 2020 and 2019 were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2020
Commercial and industrial	19	$8,019	$6,645	$—	$1,143	$231
Commercial real estate	9	14,459	14,459	—	—	—
1-4 family residential	5	1,629	1,651	—	—	—
Construction and development	4	12,289	12,032	—	—	257
Total	37	$36,396	$34,787	$—	$1,143	$488
September 30, 2019
Commercial and industrial	2	$163	$—	$—	$163	$—
1-4 family residential	1	111	—	—	115	—
Total	3	$274	$—	$—	$278	$—

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

A TDR is considered in default when a payment in accordance with the terms of the restructuring is more than 30 days past due. All TDRs are individually evaluated based on the underlying collateral for the determination of an ACL. See Note 6: Allowance for Credit Losses for further discussions on specific reserves. TDRs restructured during the twelve months ended indicated below with payment defaults were as follows:

	September 30, 2020		September 30, 2019
	Number		Number
(Dollars in thousands)	of Loans	Balance	of Loans	Balance
Commercial and industrial	3	$1,983	1	$67
Commercial real estate	—	—	—	—
1-4 family residential	1	20	—	—
Construction and development	4	12,274	—	—
Total	8	$14,277	1	$67

Outstanding loans restructured as a TDR and other loans individually evaluated for credit losses were as follows for the dates indicated below:

(Dollars in thousands)	Accruing TDR	Non-Accrual TDR	Total TDR	Other Non-Accrual	Other Accruing	Total Individually Evaluated
September 30, 2020
Commercial and industrial	$3,621	$5,029	$8,650	$1,670	$2,323	$12,643
Real estate:
Commercial real estate	9,746	4,744	14,490	67	5,857	20,414
Construction and development	12,032	241	12,273	—	—	12,273
1-4 family residential	1,692	109	1,801	216	1,664	3,681
Other	8,403	—	8,403	3,500	—	11,903
Total	$35,494	$10,123	$45,617	$5,453	$9,844	$60,914

December 31, 2019
Commercial and industrial	$397	$282	$679	$314	$6	$999
Real estate:
Commercial real estate	1,337	—	1,337	67	—	1,404
1-4 family residential	54	111	165	203	3,283	3,651
Consumer	—	—	—	—	210	210
Other	6,653	—	6,653	—	—	6,653
Total	$8,441	$393	$8,834	$584	$3,499	$12,917

At September 30, 2020 and December 31, 2019, the Company had an outstanding commitment to fund $127,000 and $2.0 million, respectively, on loans that were previously restructured.

In support of customers impacted by COVID-19, the Company provided contract modifications through the deferral of principal and/or interest payments, or COVID-19 deferrals. The deferral periods granted range from one to six-months, with the majority of the deferrals involving three-month arrangements. As of September 30, 2020, the Company had 41 loans still on a deferral with total outstanding principal of $82.4 million and as of June 30, 2020, the Company had 689 loans that were on a deferral with total outstanding principal of $545.0 million.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Company’s effective date for the adoption of CECL was January 1, 2020. As a result of this adoption, the Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors, and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve; and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserves. The Company defines the loan class to be the grouping of the loan receivable based on risk characteristics and the method for monitoring and assessing credit risk, which is represented by the loan type or major category of loans.

For specific reserves, loans identified as not sharing similar risk characteristics with other assets are individually evaluated for the net amount expected to be collected and reserves are determined for them outside of general reserve computation. For determination of credit losses on loans individually evaluated, the Company utilizes various methods such as discounted cash flow analysis, appraisal valuation on collateral, among others, to determine any impairment of the loan and need for any additional allowance for expected losses.

For the general reserve computation, the Company utilized an aged-based vintage model, or the Vintage model, based on the model’s ability to predict credit risks associated with the loan portfolio and capture the expected life of loan losses associated with each segment of loans. The Company primarily manages credit quality and determines credit risk of its loans based on the risk grade assigned to each individual loan within the loan class. See the risk grade discussion later in this footnote. The factors considered include the age of the loan, interest rate, loan size, payment structure, term, risk ratings, loan to value, collateral type, geographical pattern and industrial sector. The breakdown of the loan classes into portfolio segments was a judgement election based upon identified risk criteria. The Company has limited specific historical loss experience to directly tie to an attribute and thus the use of one factor over another is based on management’s perceived risk of the identified factor in combination with the data analyzed.

After consideration of the factors previously discussed, the Company segmented the portfolio based on the identified risk characteristics present within each segment. These risk characteristics are determined based on various factors including call code, collateral types and loan terms. The Company believes that this segmentation best represents the portfolio segments at a level to develop the systematic methodology in the determination of the ACL.

Historical net losses are used to calculate a historical loss rate for each vintage within each portfolio segment and then subjective adjustments for internal and external qualitative risk factors are applied to the historical loss rates to generate a total expected loss rate for each vintage within each portfolio segment. For portfolio segments of loans with no historical losses, the Company is using the weighted average of its annual historical loss rates as a proxy loss rate floor, or specifically, for oil and gas and oil and gas real estate portfolio segments, historical average loss rate based on peer group data.

There are multiple qualitative factors, both internal and external, that could impact the potential collectability of the underlying loans. The various internal factors that may be considered include, among other things: (i) effectiveness of loan policies, procedures and internal controls; (ii) portfolio growth and changes in loan concentrations; (iii) changes in loan quality; (iv) experience, ability and effectiveness of lending management and staff; (v) legal and regulatory compliance requirements associated with underwriting, originating and servicing a loan and the impact of exceptions; and (vi) the effectiveness of the internal loan review function. The various external factors that may be considered include, among other things: (i) current national and local economic conditions; (ii) changes in the political, legal and regulatory landscape; (iii) industry trends, in particular those related to loan quality; and (iv) forecasted changes in the economy.

As part of its assessment, the Company considers the need to adjust historical information to reflect the extent to which current conditions and forecasts differ from the conditions that existed for the period over which historical information was evaluated. The Company uses an economic forecast qualitative factor as noted above to adjust the expected loss rates for the effects of forecasted changes in the economy. The Company uses economic indicators and indexes including, but not limited to, inflation indexes, unemployment rates, fluctuations of interest rates, economic growth, government expenditures, gross domestic product indexes, productivity indicators, leading indexes and debt levels and narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions. The Company determined that a two-year forecast period provides a balance between the level of forecast periods reasonably available and forecast accuracy and choose to revert to historical levels immediately afterward as adjusted current loss history is the more relevant indicator of expected losses beyond the forecast period.

The historical loss rates, adjusted for current conditions and forecasting assumptions, are multiplied by the respective loan’s amortized cost balances in each vintage within each segment to compute an estimated quantitative reserve for expected losses in the portfolio. The quantitative reserve for expected credit losses and the qualitative reserve for expected credit losses combined together make up the total estimated credit loss reserve.

Loan amortized costs, as defined by GAAP, includes principal, deferred fees or costs associated with the loan, premiums, discounts and accrued interest. The Company made a policy election to exclude accrued interest and deferred fees and costs in the determination of an ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Loans held for sale are excluded from the computation of expected loan loss as they are carried at the lower of cost or market value.

As part of the implementation of CECL, the Company changed its methodology for determining the ACL for loans. As a result of the adoption of CECL, the ratio of the ACL for loans to total loans increased from 0.96% at December 31, 2019 to 0.99% at January 1, 2020.  At September 30, 2020, the ratio of the ACL for loans to total loans was 1.49%, reflecting the expected impact of COVID-19 and the sustained instability in the oil and gas industry during 2020 on the local and national economy and on current and forecasted expected credit losses. Additionally, the increase in adversely graded loans within the portfolio has resulted in an increase in the ACL related to those individually evaluated loans. The total of the Company’s qualitative and quantitative factors ranged from 0.67% to 2.42% at January 1, 2020 and ranged from 0.99% to 2.71% at September 30, 2020. All factors were reassessed at the end of the third quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis as part of the Company’s interim and annual consolidated financial statements. The ACL at September 30, 2020, reflects the Company’s assessment based on the information available at the time.

Risk Grading

The methodology used by the Company in the determination of its ACL, which is performed at least on a quarterly basis, is designed to be responsive to changes in the credit quality of the loan portfolio as well as forecasted economic conditions. The credit quality of the loan portfolio is assessed through different processes. At origination, a risk grade is assigned to each loan based on underwriting procedures and criteria. The risk grades used are described below. The Company monitors the credit quality of the loan portfolio on an on-going basis by performing loan reviews, both internally and through a third-party vendor, on loans meeting certain risk and exposure criteria. Through these reviews, loans that require risk grade changes are approved by executive management. In addition, executive management reviews classified and criticized loans to assess changes in credit quality of the underlying loan, and when determined appropriate, based on an individual evaluation, approve specific reserves.

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

The loans by risk grades, loan class and year of origination, or vintage, at September 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$381,205	$119,542	$52,803	$15,038	$9,567	$4,334	$226,019	$2,537	$811,045
Special mention	10	—	38	—	—	—	440	—	488
Substandard	1,000	2,605	4,247	21	308	2,270	5,482	5,220	21,153
Total commercial and industrial	382,215	122,147	57,088	15,059	9,875	6,604	231,941	7,757	832,686
Commercial real estate:
Pass	156,257	206,313	210,817	133,253	74,720	93,190	32,795	4,661	912,006
Special mention	—	5,081	—	—	—	—	—	—	5,081
Substandard	—	7,748	9,645	496	2,560	2,322	10,075	—	32,846
Total commercial real estate	156,257	219,142	220,462	133,749	77,280	95,512	42,870	4,661	949,933
Construction and development:
Pass	122,943	178,201	99,321	35,810	8,082	391	43,490	—	488,238
Substandard	—	242	6,588	10,532	—	616	—	—	17,978
Total construction and development	122,943	178,443	105,909	46,342	8,082	1,007	43,490	—	506,216
1-4 family residential:
Pass	21,562	33,323	53,836	41,711	26,479	62,839	7,931	442	248,123
Special mention	—	—	—	—	384	—	—	—	384
Substandard	—	538	82	314	17	2,903	—	1,507	5,361
Total 1-4 family residential	21,562	33,861	53,918	42,025	26,880	65,742	7,931	1,949	253,868
Multi-family residential:
Pass	6,500	3,159	54,133	35,777	4,288	194,783	93	—	298,733
Total multi-family residential	6,500	3,159	54,133	35,777	4,288	194,783	93	—	298,733
Consumer:
Pass	7,414	3,955	2,394	2,059	183	25	19,116	459	35,605
Substandard	—	—	31	—	—	1	—	—	32
Total consumer	7,414	3,955	2,425	2,059	183	26	19,116	459	35,637
Agriculture:
Pass	4,717	305	420	120	30	—	4,078	8	9,678
Substandard	—	—	—	—	—	25	50	—	75
Total agriculture	4,717	305	420	120	30	25	4,128	8	9,753
Other:
Pass	8,839	3,905	3,624	28	96	1,491	61,615	—	79,598
Substandard	2,530	3,500	—	—	—	—	5,873	—	11,903
Total other	11,369	7,405	3,624	28	96	1,491	67,488	—	91,501
Total
Pass	709,437	548,703	477,348	263,796	123,445	357,053	395,137	8,107	2,883,026
Special mention	10	5,081	38	—	384	—	440	—	5,953
Substandard	3,530	14,633	20,593	11,363	2,885	8,137	21,480	6,727	89,348
Total	$712,977	$568,417	$497,979	$275,159	$126,714	$365,190	$417,057	$14,834	$2,978,327

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	September 30, 2020			December 31, 2019
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$12,643	$820,043	$832,686	$999	$526,608	$527,607
Real estate:
Commercial real estate	20,414	929,519	949,933	1,404	899,342	900,746
Construction and development	12,273	493,943	506,216	—	527,812	527,812
1-4 family residential	3,681	250,187	253,868	3,651	276,541	280,192
Multi-family residential	—	298,733	298,733	—	277,209	277,209
Consumer	—	35,637	35,637	210	36,572	36,782
Agriculture	—	9,753	9,753	—	9,812	9,812
Other	11,903	79,598	91,501	6,653	79,860	86,513
Total	$60,914	$2,917,413	$2,978,327	$12,917	$2,633,756	$2,646,673

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2020
Commercial and industrial	$811,045	$488	$21,153	$832,686
Real estate:
Commercial real estate	912,006	5,081	32,846	949,933
Construction and development	488,238	—	17,978	506,216
1-4 family residential	248,123	384	5,361	253,868
Multi-family residential	298,733	—	—	298,733
Consumer	35,605	—	32	35,637
Agriculture	9,678	—	75	9,753
Other	79,598	—	11,903	91,501
Total loans	$2,883,026	$5,953	$89,348	$2,978,327

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Total loans	$2,582,970	$34,742	$28,961	$2,646,673

Charge-offs and recoveries by loan class and vintage for the nine months ended September 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$(38)	$(57)	$(35)	$(42)	$—	$(102)	$—	$(274)
Recovery	—	3	158	41	25	227	177	28	659
Total commercial and industrial	—	(35)	101	6	(17)	227	75	28	385
Commercial real estate:
Charge-off	—	—	—	—	—	(163)	—	—	(163)
Recovery	—	—	2	—	—	2	—	—	4
Total commercial real estate loans	—	—	2	—	—	(161)	—	—	(159)
1-4 family residential:
Charge-off	—	(65)	—	—	—	(6)	—	—	(71)
Recovery	—	—	—	—	—	1	—	—	1
Total 1-4 family residential	—	(65)	—	—	—	(5)	—	—	(70)
Consumer:
Charge-off	—	(4)	(8)	(95)	—	—	—	—	(107)
Recovery	6	1	—	—	—	1	—	—	8
Total consumer	6	(3)	(8)	(95)	—	1	—	—	(99)
Agriculture:
Recovery	—	—	—	—	12	—	—	—	12
Total agriculture	—	—	—	—	12	—	—	—	12
Other:
Recovery	—	—	—	1	—	—	—	—	1
Total other	—	—	—	1	—	—	—	—	1
Total:
Charge-off	—	(107)	(65)	(130)	(42)	(169)	(102)	—	(615)
Recovery	6	4	160	42	37	231	177	28	685
Total	$6	$(103)	$95	$(88)	$(5)	$62	$75	$28	$70

Activity in the total ACL for loans for the nine months ended September 30, 2020 and 2019, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision for credit losses for loans	4,439	5,069	1,788	959	1,124	243	14	4,209	17,845
Charge-offs	(274)	(163)	—	(71)	—	(107)	—	—	(615)
Recoveries	659	4	—	1	—	8	12	1	685
Net (charge-offs) recoveries	385	(159)	—	(70)	—	(99)	12	1	70
Ending balance	$13,347	$12,745	$6,334	$2,871	$3,117	$507	$164	$4,984	$44,069
Period-end amount allocated to:
Specific reserve	$4,111	$—	$—	$—	$—	$—	$—	$3,952	$8,063
General reserve	9,236	12,745	6,334	2,871	3,117	507	164	1,032	36,006
Total	$13,347	$12,745	$6,334	$2,871	$3,117	$507	$164	$4,984	$44,069

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 family	Multi-family
(Dollars in thousands)	industrial	real estate	development	residential	residential	Consumer	Agriculture	Other	Total
September 30, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision for credit losses for loans	309	1,021	527	66	318	244	20	28	2,533
Charge-offs	(869)	(44)	—	(12)	—	(88)	—	(52)	(1,065)
Recoveries	311	81	—	3	—	15	—	5	415
Net (charge-offs) recoveries	(558)	37	—	(9)	—	(73)	—	(47)	(650)
Ending balance	$7,470	$7,788	$4,825	$2,338	$1,829	$558	$82	$686	$25,576
Period-end amount allocated to:
Specific reserve	$373	$22	$—	$33	$—	$142	$—	$22	$592
General reserve	7,097	7,766	4,825	2,305	1,829	416	82	664	24,984
Total	$7,470	$7,788	$4,825	$2,338	$1,829	$558	$82	$686	$25,576

The ACL for loans by loan class as of the periods indicated was as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$13,347	30.3%	$7,671	30.3%
Real estate:
Commercial real estate	12,745	28.9%	7,975	31.6%
Construction and development	6,334	14.3%	4,446	17.6%
1-4 family residential	2,871	6.5%	2,257	8.9%
Multi-family residential	3,117	7.1%	1,699	6.7%
Consumer	507	1.2%	388	1.5%
Agriculture	164	0.4%	74	0.3%
Other	4,984	11.3%	770	3.1%
Total allowance for credit losses for loans	$44,069	100.0%	$25,280	100.0%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes. The Company had no collateral dependent loans pending foreclosure at September 30, 2020.

The recorded investment in impaired loans as of December 31, 2019, prior to the Company’s adoption of CECL was as follows:

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2019
Commercial and industrial	$1,111	$300	$699	$999	$416	$2,452
Real estate:
Commercial real estate	1,407	1,404	—	1,404	—	2,165
1-4 family residential	3,761	2,166	1,485	3,651	15	4,020
Consumer	210	210	—	210	—	128
Other	6,653	5,411	1,242	6,653	6	6,825
Total loans	$13,142	$9,491	$3,426	$12,917	$437	$15,590

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors as well as consideration for historical and expected utilization levels. Activity in the ACL for unfunded commitments for the nine months ended September 30, 2020, was as follows:

(Dollars in thousands)	September 30, 2020
Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	1,182
Ending balance	$4,541

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Land	$15,539	$13,466
Buildings and leasehold improvements	62,770	53,869
Furniture and equipment	16,462	15,917
Vehicles	203	203
Construction in progress	1,754	343
	96,728	83,798
Less accumulated depreciation	(34,996)	(32,923)
Premises and equipment, net	$61,732	$50,875

Depreciation expense was $2.3 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in net occupancy expense on the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at September 30, 2020 and December 31, 2019 and there were no changes in goodwill during the nine months ended September 30, 2020 or the year ended December 31, 2019. As of September 30, 2020, the Company evaluated recent potential triggering events, including the economic disruption and uncertainties related to the COVID-19 pandemic and the sustained instability in the oil and gas industry, that could be indicators of impairment. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at September 30, 2020. Other intangibles were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
September 30, 2020
Core deposits	3.4 years	$13,750	$(13,232)	$518
Customer relationships	8.3 years	6,629	(2,983)	3,646
Servicing assets	10.8 years	335	(196)	139
Total other intangible assets, net		$20,714	$(16,411)	$4,303
December 31, 2019
Core deposits	4.2 years	$13,750	$(12,979)	$771
Customer relationships	9.0 years	6,629	(2,651)	3,978
Servicing assets	12.8 years	368	(179)	189
Total other intangible assets, net		$20,747	$(15,809)	$4,938

Servicing Assets

Changes in the related servicing assets as of the dates indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$189	$166
Increase from loan sales	14	39
Decrease from serviced loans paid off or foreclosed	—	(30)
Amortization	(64)	(24)
Balance at end of period	$139	$151

NOTE 9: BANK-OWNED LIFE INSURANCE

During the nine months ended September 30, 2020, the Company received proceeds in the amount of $2.0 million as the owner and beneficiary under a bank-owned insurance policy as the result of the death of a former employee, and the Company recorded a gain of $769,000.

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$71,881	$71,525
Purchases	—	—
Redemptions	(1,965)	(4,655)
Net change in cash surrender value	2,015	4,581
Balance at end of period	$71,931	$71,451

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Interest-bearing demand accounts	$346,406	$369,744
Money market accounts	916,668	805,942
Saving accounts	103,062	92,183
Certificates and other time deposits, $100,000 or greater	171,854	208,018
Certificates and other time deposits, less than $100,000	171,691	191,640
Total interest-bearing deposits	1,709,681	1,667,527
Noninterest-bearing deposits	1,460,983	1,184,861
Total deposits	$3,170,664	$2,852,388

At September 30, 2020 and December 31, 2019, the Company had $35.5 million and $56.8 million in deposits from public entities and brokered deposits of $113.2 million and $128.9 million, respectively. At September 30, 2020, overdrafts of $384,000 were reclassified to loans. Accrued interest payable for deposits was $572,000 and $931,000 at September 30, 2020 and December 31, 2019 and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at September 30, 2020 or December 31, 2019 from any single or related groups of depositors. At September 30, 2020, $81.7 million of certificates of deposits or other time deposits were uninsured.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit, or Line of Credit. At September 30, 2020, there were no outstanding borrowings on this Line of Credit and the Company did not draw on this Line of Credit during 2020 or 2019. The Company can make draws on the Line of Credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the Line of Credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2020.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $992.0 million at September 30, 2020 and $1.0 billion at December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both September 30, 2020 and December 31, 2019, and these borrowings were on a long-term basis. See maturity information below. During the nine months ended September 30, 2020 and 2019, the Company also borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the nine months ended September 30,

2020 and 2019, was $56.9 million and $59.1 million, respectively. The weighted-average rate for the nine months ended September 30, 2020 and 2019, was 1.60% and 2.42%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	September 30, 2020
2020	$—
2021	—
2022	10,000
2023	20,000
2024	20,000
Thereafter	—
Total	$50,000

At September 30, 2020 and December 31, 2019, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $85.0 million at September 30, 2020 and $75.0 million at December 31, 2019. There were no funds under these lines of credit outstanding at September 30, 2020 or December 31, 2019.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $152.8 million and $158.7 million in loans to related parties at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were no loans made to related parties deemed nonaccrual, past due, restructured in a trouble debt restructuring or classified as potential problem loans.

Unfunded Commitments—At September 30, 2020 and December 31, 2019, the Company had approximately $62.2 million and $48.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $196.6 million and $233.9 million at September 30, 2020 and December 31, 2019, respectively.

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

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,192	$1,147
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	78,578	53,279
U.S. Agency Securities:
Collateralized mortgage obligations	34,512	55,989
Mortgage-backed securities	111,819	120,847
Interest rate swaps	9,581	2,638
Credit risk participation agreement	58	—
Total fair value of financial assets	$235,740	$233,900
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$9,581	$2,638
Total fair value of financial liabilities	$9,581	$2,638

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

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs
Loans evaluated individually
Commercial and industrial	$9,955	$4,111	$5,844	$699	$416	$283
1-4 family residential	1,507	—	1,507	1,485	15	1,470
Other	4,741	3,952	789	1,242	6	1,236
Total	$16,203	$8,063	$8,140	$3,426	$437	$2,989

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the nine months ended September 30, 2020 or during 2019. There were no outstanding foreclosed assets at September 30, 2020 and December 31, 2019.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	September 30, 2020		December 31, 2019
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$377,572	$377,572	$372,064	$372,064
Level 2 inputs:
Bank-owned life insurance	71,931	71,931	71,881	71,881
Accrued interest receivable	13,790	13,790	8,742	8,742
Servicing asset	139	139	189	189
Level 3 inputs:
Loans, including held for sale, net	2,953,530	2,922,220	2,654,362	2,615,268
Other investments	18,532	18,532	16,710	16,710
Total financial assets	$3,435,494	$3,404,184	$3,123,948	$3,084,854
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,460,983	$1,460,983	$1,184,861	$1,184,861
Level 2 inputs:
Interest-bearing deposits	1,775,189	1,709,681	1,651,359	1,667,527
Federal Home Loan Bank advances	51,854	50,000	48,822	50,000
Repurchase agreements	2,152	2,153	485	485
Accrued interest payable	646	646	1,005	1,005
Total financial liabilities	$3,290,824	$3,223,463	$2,886,532	$2,903,878

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

In connection with each swap transaction, the Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Bank agrees to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2020 and December 31, 2019, no such deterioration was determined by management.

At September 30, 2020 and December 31, 2019, the Company had 22 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Fair value amounts are included in other assets and other liabilities.

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

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
September 30, 2020
Interest rate swaps with customers	Other Assets	$142,270	$9,581	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.39
Interest rate swaps with financial institution	Other Liabilities	142,270	(9,581)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.39
Credit risk participation agreement with financial institution	Other Assets	14,213	58	3.50%	LIBOR 1M + 2.50%	9.49
Total derivatives		$298,753	$58
December 31, 2019
Interest rate swaps with customers	Other Assets	$69,189	$2,599	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institution	Other Assets	5,987	39	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with customers	Other Liabilities	5,987	(39)	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with financial institution	Other Liabilities	69,189	(2,599)	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Total derivatives		$150,352	$—

NOTE 15: OPERATING LEASES

The Company’s lease liabilities represent the Company’s liability to make lease payments under operating leases of office space, stand-alone buildings and land leases, on a discounted basis. At September 30, 2020, the Company’s lease liabilities totaled $15.8 million. The weighted-average discount rate for the nine months ended September 30, 2020 was 2.70%.

Right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and, at September 30, 2020, totaled $12.9 million. During the nine months ended September 30, 2020, the right-of-use asset increased $878,000 in exchange for new operating lease liabilities related to a new lease commenced in that period. Two leases were modified during the nine months ended September 30, 2020 and $1.0 million was added to both the right-of-use asset and operating lease liability. The Company terminated a lease related to a branch during the nine months ended September 30, 2020 and, as a result, the right-of-use asset was reduced by $831,000 and the operating lease liability was reduced by $866,000. The weighted-average remaining lease term for operating leases outstanding at September 30, 2020 was 11.2 years. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 totaled $1.6 million.

Lease costs for the period shown below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Operating lease cost	$1,458	$1,384
Short-term lease cost	30	54
Sublease income	(221)	(128)
Total lease cost	$1,267	$1,310

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	September 30, 2020
2020	$309
2021	2,105
2022	2,225
2023	2,227
2024	1,930
Thereafter	11,161
Total undiscounted lease liability	19,957
Less:
Discount on cash flows	(3,100)
Lease signed, but not yet commenced	(1,098)
Total operating lease liability	$15,759

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit, variable interest rate	$690,386	$652,611
Commitments to extend credit, fixed interest rate	87,355	141,439
	$777,741	$794,050
Standby letters of credit	$28,088	$23,547

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the nine months ended September 30, 2020 and 2019, the Company contributed $1.6 million and $1.5 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At September 30, 2020 and December 31, 2019, the amount payable, including interest, for this deferred plan was approximately $2.0 million and $2.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and CEO that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $268,000 and $335,000 at September 30, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $585,000 and $437,000 at September 30, 2020 and December 31, 2019, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At September 30, 2020, 963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. At September 30, 2020, 285,262 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Nine Months Ended September 30,
	2020		2019
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	213,078	$16.92	232,322	$16.66
Granted	—	—	—	—
Exercised	(2,524)	12.90	(15,244)	12.74
Forfeited/expired	—	—	(4,000)	17.73
Outstanding at end of period	210,554	16.97	213,078	16.92

A summary of stock options as of the date shown below was as follows:

	September 30, 2020
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	178,555	31,999	210,554
Weighted-average exercise price per share	$16.25	$21.00	$16.97
Aggregate intrinsic value (in thousands)	$274	$—	$274
Weighted-average remaining contractual term (years)	4.4	6.8	4.8

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2018	181,773	$27.05	24,000	$34.46
Granted	36,992	32.18	—	—
Vested	(3,100)	29.69	—	—
Forfeited	(3,220)	29.99	—	—
Outstanding at September 30, 2019	212,445	$27.86	24,000	$34.46

Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	41,594	28.24	—	—
Vested	(14,811)	31.68	—	—
Forfeited	(9,432)	27.40	(750)	31.79
Outstanding at September 30, 2020	178,794	$27.96	17,250	$34.57

A summary of restricted stock as of the date shown below was as follows:

	September 30, 2020
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	178,794	17,250
Weighted-average grant date fair value per share	$27.96	$34.57
Aggregate fair value (in thousands)	$2,921	$282
Weighted-average remaining vesting period (years)	2.2	2.1

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Nine Months Ended September 30, 2020
Stock options	2,524	—	2,524
Non-performance based restricted stock	14,811	(1,761)	13,050

Nine Months Ended September 30, 2019
Stock options	15,244	(2,318)	12,926
Non-performance based restricted stock	3,100	(658)	2,442

For the nine months ended September 30, 2020 and 2019, stock compensation expense was $1.7 million and $1.7 million, respectively, and for the three months ended September 30, 2020 and 2019, stock compensation expense was $582,000 and $608,000, respectively. As of September 30, 2020, there was approximately $4.1 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.2 years.

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

The Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.50% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

In November 2019, the federal bank regulatory agencies, or the Agencies, published a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The

Framework provides for a simple measure of capital adequacy for certain community banking organizations and is consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9.0%, are considered qualifying community banking organizations and are eligible to opt into the Framework. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the quarter ending September 30, 2020. In April 2020, the Agencies announced two interim final rules to provide relief associated with Section 4012 of the Coronavirus Aid, Relief and Economic Security Act. For institutions that elect the Framework, the interim rules temporarily lower the leverage ratio requirement to 8.0% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9.0% leverage ratio requirement is re-established. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In September 2020, the Agencies finalized an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. The rule permits banking organizations that were required to adopt CECL for purposes of GAAP (as in effect January 1, 2020) for a fiscal year that begins during the calendar year 2020, the option to delay for up to two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (i.e., a transition period of five years in total). The Company determined not to use the transition provision and has reported the full effect of CECL upon adoption and for the current reporting period in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Federal Reserve and, for the Bank, those administered by the OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of September 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

At September 30, 2020 and December 31, 2019, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 450,191	15.41%	$ 204,470	7.00%	N/A	N/A
Bank Only	$ 413,710	14.16%	$ 204,454	7.00%	$ 189,850	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 450,191	15.41%	$ 248,285	8.50%	N/A	N/A
Bank Only	$ 413,710	14.16%	$ 248,266	8.50%	$ 233,662	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 486,853	16.67%	$ 306,704	10.50%	N/A	N/A
Bank Only	$ 450,369	15.42%	$ 306,681	10.50%	$ 292,078	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 450,191	11.90%	$ 151,295	4.00%	N/A	N/A
Bank Only	$ 413,710	10.94%	$ 151,276	4.00%	$ 189,094	5.00%

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 202,218	7.00%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 202,203	7.00%	$ 187,760	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 245,550	8.50%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 245,532	8.50%	$ 231,089	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 474,104	16.41%	$ 303,327	10.50%	N/A	N/A
Bank Only	$ 432,334	14.97%	$ 303,304	10.50%	$ 288,861	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 448,445	13.11%	$ 136,798	4.00%	N/A	N/A
Bank Only	$ 406,675	11.90%	$ 136,754	4.00%	$ 170,943	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense	$ 1,344	$ 2,990	$ 3,751	$ 8,666
Effective tax rate	17.31%	18.61%	18.87%	18.62%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown below was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income for common shareholders	$6,421	$13,076	$16,125	$37,881
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,748	24,923	24,808	24,918
Dilutive effect of outstanding stock options and unvested restricted stock awards	22	123	39	135
Diluted weighted-average shares outstanding	24,770	25,046	24,847	25,053
Earnings per share:
Basic	$0.26	$0.52	$0.65	$1.52
Diluted	$0.26	$0.52	$0.65	$1.51

For the three and nine months ended September 30, 2020, the Company has excluded from diluted weighted-average shares, the impact of 150,000 and 80,000 stock options and 163,667 and 174,307 non-performance based restricted stock awards, respectively, as they are anti-dilutive. The performance-based restricted stock was excluded as they are contingently issuable and the performance conditions for these issuances have not been met.

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in Part I— Item 1A.—Risk Factors in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms and tropical depressions on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of COVID-19 and the sustained instability in the oil and gas industry (including risks related to its customers’ credit quality, deferrals and modifications to loans, the Company’s ability to borrow, and the impact of a resultant recession generally);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general and in the financial services industry and within the Company’s primary markets;
●	volatility and direction of oil prices, including risks related to the collapse and instability in oil prices, and the strength of the energy industry, generally and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries, including the creditworthiness of energy company borrowers;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program, or PPP, and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;

●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;
●	the failure of certain third-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of Treasury, or reviews or the ability to obtain required regulatory approvals;
●	the Company’s ability to meet the requirements of the Formal Agreement with the OCC, and the risk that such Formal Agreement may have a negative impact on the Company’s financial performance and results of operations;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to COVID-19 pandemic and newly enacted fiscal stimulus that impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC; and
●	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The Company’s operating results depend primarily on net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates and the interest rates earned on interest-earning assets or paid on interest-bearing liabilities, as well as in the volume and types of interest-earning assets and interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.

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

The Company seeks to remain competitive with respect to interest rates on loans and deposits, as well as prices on fee-based services, which are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. Through the Company’s relationship-driven, community banking strategy, a significant portion of its growth has been through referral business from its existing customers and professionals in the Company’s markets including attorneys, accountants and other professional service providers.

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

The Bank’s Board of Directors and management are committed to taking the necessary actions to fully address the provisions of the Agreement within the timeframes identified in the Agreement. Numerous actions have already been taken or commenced by the Bank to strengthen its BSA/AML compliance practices, policies, procedures and controls.  However, a finding by the OCC that the Bank failed to comply with the Agreement could result in additional regulatory scrutiny, further constraints on the Bank’s business, or a further enforcement action, including civil money penalties.  Any of those events could have a material adverse impact on the Company’s future operations, financial condition, growth or other aspects of its business. Further, the Bank has hired and expects to continue to hire third-party consultants and advisors to assist in complying with the Agreement, which will increase non-interest expense and reduce earnings.

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, have negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. These conditions and the related financial impact have continued and, in some cases, worsened. As a result of the COVID-19 pandemic and the sustained instability in the oil and gas industry, the Company may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, which may lead to credit losses in the future and certain of its originated loans may need to be extended or modified. Since the onset of the COVID-19 pandemic, the Company has continued to originate loans and service its existing loans. The COVID-19 pandemic is ongoing, and it is premature to determine the magnitude of the ultimate impact at this point. Although the Company is not fully able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on the long-term value of the Company’s assets at this time, the pandemic could materially affect the Company’s financial and operational results. See “Item 1A.—Risk Factors.”

The COVID-19 pandemic, sustained instability in the oil and gas industry and negative economic circumstances has resulted in changes during 2020 in the risk grading on individual loans within the Company’s loan portfolio, including an increase in adversely graded loans, and increases in past due loans, loans individually evaluated for credit losses and nonperforming assets. The risk gradings of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Risk ratings:
Pass	$2,883,026	$2,874,412	$2,613,087	$2,582,970
Special mention	5,953	3,245	14,155	34,742
Substandard	89,348	70,110	51,169	28,961
Gross Loans	$2,978,327	$2,947,767	$2,678,411	$2,646,673
Past due loans:
30 to 59 days past due	$14,629	$5,329	$6,202	$2,071
61 to 89 days past due	7,464	—	7	563
90 days or greater past due	5,103	57	32	240
Total past due loans	$27,196	$5,386	$6,241	$2,874
Loans individually evaluated:
Accruing TDR	$35,494	$33,781	$14,858	$8,441
Non-Accrual TDR	10,123	1,019	1,044	393
Total TDR	45,617	34,800	15,902	8,834
Other non-accrual	5,453	10,149	404	584
Other accruing	9,844	2,458	3,530	3,499
Total loans individually evaluated	$60,914	$47,407	$19,836	$12,917
Nonperforming assets:
Nonaccrual loans	$15,576	$11,168	$1,448	$977
Accruing loans 90 or more days past due	—	—	—	—
Total nonperforming loans	15,576	11,168	1,448	977
Foreclosed assets	—	—	—	—
Total nonperforming assets	$15,576	$11,168	$1,448	$977

Effective January 1, 2020, the Company adopted the new accounting standard related to CECL and began considering current conditions and forecasted changes in the local and national economy in determining the ACL. For a more detailed discussion of the methodology of computing the ACL and how these factors impact that computation, please see “Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—Note 6.” The uncertainties associated with the COVID-19 pandemic, sustained instability in the oil and gas industry, resultant economic conditions and the impact on the Company’s loan portfolio led the Company to adjust certain factors utilized to determine the ACL. In addition, the increase in the Company’s adversely graded loans during 2020 (especially in the three months ended September 30, 2020) increased the Company’s ACL and provision for credit losses, which has negatively impacted the Company’s net income during 2020. Further deterioration in the national and local economies, the oil and gas industry, a prolonged COVID-19 pandemic and/or further increases in the Company’s adversely graded loans could result in additional increases in the ACL, additional provisions for credit losses and further negative impact on net income.

In support of customers impacted by COVID-19, the Company provided contract modifications through the deferral of principal and/or interest payments. The deferral periods granted range from one to six-months, with the majority of the deferrals involving three-month arrangements. As of September 30, 2020, the Company had 41 loans still on a deferral with total outstanding principal of $82.4 million and as of June 30, 2020, the Company had 689 loans that were on a deferral with total outstanding principal of $545.0 million. The loans on deferral at September 30, 2020 include 16 loans totaling $28.9 million, which revert to their original payment schedules in October. The Company expects it may provide additional relief to customers through additional deferred payment arrangements.

The Company participated in the PPP under the Coronavirus Aid, Relief and Economic Security Act, or Cares Act, which facilitates loans to small businesses. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” and “Item 1A.—Risk Factors.”

Results of Operations

Net income was $6.4 million for the three months ended September 30, 2020 and $16.1 million for the nine months ended September 30, 2020. The decreases of $6.7 million and $21.8 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were primarily due to the increase in the provision for credit losses during 2020 and decreases in net interest income, noninterest income and income tax expense during such periods. See further analysis of these fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands, except per share data and percentages)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Interest income	$33,763	$39,193	$(5,430)	(13.9%)	$104,399	$114,827	$(10,428)	(9.1%)
Interest expense	2,055	4,618	(2,563)	(55.5%)	8,313	12,625	(4,312)	(34.2%)
Net interest income	31,708	34,575	(2,867)	(8.3%)	96,086	102,202	(6,116)	(6.0%)
Provision for credit losses	4,108	579	3,529	609.5%	19,027	2,533	16,494	651.2%
Noninterest income	4,023	4,115	(92)	(2.2%)	11,259	14,911	(3,652)	(24.5%)
Noninterest expense	23,858	22,045	1,813	8.2%	68,442	68,033	409	0.6%
Income before income taxes	7,765	16,066	(8,301)	(51.7%)	19,876	46,547	(26,671)	(57.3%)
Income tax expense	1,344	2,990	(1,646)	(55.1%)	3,751	8,666	(4,915)	(56.7%)
Net income	$6,421	$13,076	$(6,655)	(50.9%)	$16,125	$37,881	$(21,756)	(57.4%)
Earnings per share - basic	$0.26	$0.52			$0.65	$1.52
Earnings per share - diluted	0.26	0.52			0.65	1.51
Dividends per share	0.10	0.10			0.30	0.30
Return on average assets(1)	0.66%	1.53%			0.58%	1.52%
Return on average shareholders' equity(1)	4.70%	9.92%			3.97%	9.95%
(1)	Annualized.

Net Interest Income for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net interest income was $96.1 million for the nine months ended September 30, 2020, compared to $102.2 million for the nine months ended September 30, 2019. Net interest income decreased $6.1 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower rates for loans and other interest-earning assets and the increase in average interest-bearing deposits. These factors were partially offset by the increase in average loans and other interest-earning assets.

The yield on interest-earning assets was 4.05% for the nine months ended September 30, 2020, compared to 5.02% for the nine months ended September 30, 2019.  The cost of interest-bearing liabilities was 0.64% for the nine months ended September 30, 2020 and 1.06% for the nine months ended September 30, 2019. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.76% for the nine months ended September 30, 2020, from 4.51% for the nine months ended September 30, 2019. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates, they remain a low-cost source of funds, as compared to other sources of funds.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,829,767	$98,792	4.66%	$2,583,454	$105,754	5.47%
Securities	236,756	3,698	2.09%	233,913	4,512	2.58%
Other interest-earning assets	359,134	1,400	0.52%	224,123	4,054	2.42%
Equity investments	14,716	509	4.62%	14,419	507	4.70%
Total interest-earning assets	3,440,373	$104,399	4.05%	3,055,909	$114,827	5.02%
Allowance for credit losses for loans	(32,499)			(24,762)
Noninterest-earning assets	309,778			299,648
Total assets	$3,717,652			$3,330,795
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,689,772	$7,619	0.60%	$1,538,793	$11,536	1.00%
Federal Home Loan Bank advances	56,898	682	1.60%	59,121	1,070	2.42%
Repurchase agreements	1,700	1	0.08%	1,256	3	0.32%
Note payable and junior subordinated debt	—	11	—	—	16	—
Total interest-bearing liabilities	1,748,370	$8,313	0.64%	1,599,170	$12,625	1.06%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,377,594			1,186,985
Other liabilities	48,881			35,791
Total noninterest-bearing liabilities	1,426,475			1,222,776
Shareholders’ equity	542,807			508,849
Total liabilities and shareholders’ equity	$3,717,652			$3,330,795
Net interest income		$96,086			$102,202
Net interest spread(3)			3.41%			3.96%
Net interest margin(4)			3.73%			4.47%
Net interest margin—tax equivalent(5)			3.76%			4.51%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $754,000 and $770,000 for the nine months ended September 30, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume, changes in interest rates and due to one additional day in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Nine Months Ended September 30, 2020,
	Compared to Nine Months Ended September 30, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(17,426)	$10,077	$387	$(6,962)
Securities	(886)	55	17	(814)
Other interest-earning assets	(5,112)	2,444	14	(2,654)
Equity investments	(10)	10	2	2
Total increase (decrease) in interest income	(23,434)	12,586	420	(10,428)
Interest-bearing liabilities:
Interest-bearing deposits	(5,088)	1,129	42	(3,917)
Federal Home Loan Bank advances	(351)	(40)	3	(388)
Repurchase agreements	(3)	1	—	(2)
Note payable and junior subordinated debt	—	(5)	—	(5)
Total increase (decrease) in interest expense	(5,442)	1,085	45	(4,312)
Increase (decrease) in net interest income	$(17,992)	$11,501	$375	$(6,116)

Net Interest Income for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net interest income was $31.7 million for the third quarter of 2020, compared to $34.6 million for the third quarter of 2019. Net interest income decreased $2.9 million during the third quarter of 2020, compared to the third quarter of 2019, primarily due to lower rates on loans and other interest-earning assets and higher average interest-bearing deposits, partially offset by the impact of increased average loans and other interest-earning assets and lower rates on interest-bearing deposits.

The yield on interest-earning assets was 3.75% for the third quarter of 2020 compared to 4.98% for the third quarter of 2019. The cost of interest-bearing liabilities was 0.46% for the third quarter of 2020 and 1.12% for the third quarter of 2019. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.55% for the third quarter of 2020, from 4.43% for the third quarter of 2019. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates for interest-earning assets, they remain a low-cost source of funds, as compared to other sources of funds.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,945,320	$32,318	4.37%	$2,655,941	$36,353	5.43%
Securities	236,015	1,107	1.87%	234,525	1,436	2.41%
Other interest-earning assets	383,626	176	0.18%	215,900	1,212	2.25%
Equity investments	15,334	162	4.20%	16,154	192	4.72%
Total interest-earning assets	3,580,295	$33,763	3.75%	3,122,520	$39,193	4.98%
Allowance for credit losses for loans	(40,135)			(25,422)
Noninterest-earning assets	326,590			296,861
Total assets	$3,866,750			$3,393,959
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,730,812	$1,831	0.42%	$1,557,503	$4,130	1.05%
Federal Home Loan Bank advances	50,000	221	1.76%	83,804	483	2.29%
Repurchase agreements	2,230	—	—	1,043	1	0.38%
Note payable and junior subordinated debt	—	3	—	—	4	—
Total interest-bearing liabilities	1,783,042	$2,055	0.46%	1,642,350	$4,618	1.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,484,557			1,189,087
Other liabilities	55,386			39,775
Total noninterest-bearing liabilities	1,539,943			1,228,862
Shareholders’ equity	543,765			522,747
Total liabilities and shareholders’ equity	$3,866,750			$3,393,959
Net interest income		$31,708			$34,575
Net interest spread(3)			3.29%			3.86%
Net interest margin(4)			3.52%			4.39%
Net interest margin—tax equivalent(5)			3.55%			4.43%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $258,000 and $257,000 for the three months ended September 30, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2020,
	Compared to Three Months Ended September 30, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(7,996)	$3,961	$—	$(4,035)
Securities	(338)	9	—	(329)
Other interest-earning assets	(1,987)	951	—	(1,036)
Equity investments	(20)	(10)	—	(30)
Total increase (decrease) in interest income	(10,341)	4,911	—	(5,430)
Interest-bearing liabilities:
Interest-bearing deposits	(2,758)	459	—	(2,299)
Federal Home Loan Bank advances	(67)	(195)	—	(262)
Repurchase agreements	(2)	1	—	(1)
Note payable and junior subordinated debt	—	(1)	—	(1)
Total increase (decrease) in interest expense	(2,827)	264	—	(2,563)
Increase (decrease) in net interest income	$(7,514)	$4,647	$—	$(2,867)

Provision for Credit Losses

The provision for credit losses was $19.0 million for the nine months ended September 30, 2020 and $4.1 million for the third quarter of 2020, compared to $2.5 million for the nine months ended September 30, 2019 and $579,000 for the third quarter of 2019. Effective January 1, 2020, the Company adopted the new accounting standard related to CECL and began considering current conditions and forecasted changes in the local and national economy in determining the ACL. For a more detailed discussion of the methodology of computing the ACL and how these factors impact that computation, please see “Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—Note 6.” The uncertainties associated with the COVID-19 pandemic, sustained instability in the oil and gas industry, resultant economic conditions and the impact on the Company’s loan portfolio led the Company to adjust certain factors utilized to determine the ACL. In addition, there has been an increase in the Company’s adversely graded loans, which increased the Company’s ACL and provision for credit losses, especially in the three months ended September 30, 2020. As a result of these factors, the Company increased the ACL and the related provision for credit losses, which has negatively impacted the Company’s net income during 2020. Further deterioration in the national and local economies, the oil and gas industry, a prolonged COVID-19 pandemic and further increases in the Company’s adversely graded loans could result in additional increases in the ACL, additional provisions for credit losses and further negative impact on net income.

Noninterest Income

The following table presents components of noninterest income for the three months ended September 30, 2020 and 2019, the nine months ended September 30, 2020 and 2019 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Deposit account service charges	$1,176	$1,681	$(505)	(30.0%)	$3,756	$4,967	$(1,211)	(24.4%)
Card interchange fees	995	908	87	9.6%	2,832	2,713	119	4.4%
Earnings on bank-owned life insurance	1,187	430	757	176.0%	2,015	4,581	(2,566)	(56.0%)
Net gain on sales of assets	114	190	(76)	(40.0%)	376	347	29	8.4%
Other	551	906	(355)	(39.2%)	2,280	2,303	(23)	(1.0%)
Total noninterest income	$4,023	$4,115	$(92)	(2.2%)	$11,259	$14,911	$(3,652)	(24.5%)

Noninterest income was $11.3 million for the nine months ended September 30, 2020 and $4.0 million for the third quarter of 2020, compared to $14.9 million for the nine months ended September 30, 2019 and $4.1 million for the third quarter of 2019. The decrease in noninterest income during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019 was primarily due to earnings on bank-owned life insurance. During the third quarter of 2020, the Company received nontaxable death proceeds of $2.0 million under the bank-owned life insurance policies and recorded a gain of $769,000. During the second quarter of 2019, the Company received nontaxable death benefit proceeds of $4.7 million under bank-owned life insurance policies and a gain of $3.3 million over the carrying value recorded. In addition, deposit account service charges decreased due to a reduction in the amount of NSF and overdraft fees charges on deposit accounts as a result of lower transactional volumes.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Salaries and employee benefits	$14,332	$13,951	$381	2.7%	$42,567	$41,958	$609	1.5%
Occupancy expense	2,496	2,484	12	0.5%	7,478	7,089	389	5.5%
Professional and director fees	2,446	1,455	991	68.1%	5,139	5,828	(689)	(11.8%)
Data processing and software	1,525	1,121	404	36.0%	4,039	3,361	678	20.2%
Regulatory fees	471	144	327	227.1%	1,050	1,054	(4)	(0.4%)
Advertising, marketing and business development	429	407	22	5.4%	1,062	1,379	(317)	(23.0%)
Telephone and communications	486	434	52	12.0%	1,297	1,268	29	2.3%
Security and protection expense	299	410	(111)	(27.1%)	1,024	1,100	(76)	(6.9%)
Amortization of intangibles	198	221	(23)	(10.4%)	649	678	(29)	(4.3%)
Other expenses	1,176	1,418	(242)	(17.1%)	4,137	4,318	(181)	(4.2%)
Total noninterest expense	$23,858	$22,045	$1,813	8.2%	$68,442	$68,033	$409	0.6%

Noninterest expense was $68.4 million for the nine months ended September 30, 2020 and $23.9 million for the third quarter of 2020, compared to $68.0 million for the nine months ended September 30, 2019 and $22.0 million for the third quarter of 2019. The increase in noninterest expense of $409,000 between the nine months ended September 30, 2020 and 2019 was primarily due to higher salaries and employee benefits and higher data processing and software costs, partially offset by lower professional and director fees, predominately legal fees. See discussion of legal fees below.

The increase in noninterest expense of $1.8 million between the third quarters of 2020 and 2019 primarily related to an increase in professional and director fees, mainly consulting fees related to BSA/AML matters.

Legal fees, which are part of professional and director fees, were lower during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to lower legal fees incurred in the Bank’s responding and cooperating with an investigation by FinCEN regarding the Bank’s compliance with the BSA/AML laws and regulations. The Bank incurred legal fees related to this investigation of $696,000 and $3.3 million in the nine months ended September 30, 2020 and 2019, respectively, and $150,000 and $729,000 in the three months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense	$ 1,344	$ 2,990	$ 3,751	$ 8,666
Effective tax rate	17.31%	18.61%	18.87%	18.62%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest and bank-owned life insurance.

Financial Condition

Total assets were $3.8 billion as of September 30, 2020, compared to $3.5 billion as of December 31, 2019, an increase of $336.1 million primarily due to an increase in loans, excluding loans held for sale, of $325.4 million and a $5.5 million increase in cash and cash equivalents, partially offset by an increase in the ACL for loans of $18.8 million. Total liabilities were $3.3 billion as of September 30, 2020, compared to $2.9 billion as of December 31, 2019, an increase of $330.9 million primarily due to an increase in deposits of $318.3 million. See further analysis in the related discussions that follow.

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Commercial and industrial	$832,686	$527,607	$305,079	57.8%
Real estate:
Commercial real estate	949,933	900,746	49,187	5.5%
Construction and development	506,216	527,812	(21,596)	(4.1%)
1-4 family residential	253,868	280,192	(26,324)	(9.4%)
Multi-family residential	298,733	277,209	21,524	7.8%
Consumer	35,637	36,782	(1,145)	(3.1%)
Agriculture	9,753	9,812	(59)	(0.6%)
Other	91,501	86,513	4,988	5.8%
Gross loans	2,978,327	2,646,673	331,654	12.5%
Less deferred fees and unearned discount	(12,038)	(6,125)	(5,913)	96.5%
Less loans held for sale	(1,763)	(1,463)	(300)	—
Loans, excluding loans held for sale	2,964,526	2,639,085	325,441	12.3%
Less allowance for credit losses for loans	(44,069)	(25,280)	(18,789)	74.3%
Loans, net	$2,920,457	$2,613,805	$306,652	11.7%

As of September 30, 2020, loans, excluding loans held for sale, were $3.0 billion, an increase of $325.4 million, or 12.3%, compared to $2.6 billion at December 31, 2019. This increase was impacted by the Company’s participation in the PPP under the CARES Act, which facilitates loans to small businesses. The Company’s PPP loans have two-year terms, earn interest at 1.00% and are fully guaranteed by the Small Business Association, or SBA. Through September 30, 2020, the Company funded 2,011 PPP loans with principal totaling $336.1 million and an average loan amount of $167,000. PPP loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. The Company recognized a net yield of 2.35% during the third quarter of 2020 on these PPP loans. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. For a more detailed risk discussion about PPP loans please see “Item 1A.—Risk Factors.”

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the dates indicated were as follows:

		1 Year
(Dollars in thousands)	1 Year or Less	Through 5 Years	After 5 Years	Total
September 30, 2020
Commercial and industrial	$221,076	$578,630	$32,980	$832,686
Real estate:
Commercial real estate	109,594	619,354	220,985	949,933
Construction and development	153,447	304,665	48,104	506,216
1-4 family residential	11,636	37,636	204,596	253,868
Multi-family residential	99,716	7,304	191,713	298,733
Consumer	22,241	13,212	184	35,637
Agriculture	8,402	1,351	—	9,753
Other	25,639	65,341	521	91,501
Gross loans	$651,751	$1,627,493	$699,083	$2,978,327
Fixed rate loans	$182,265	$1,026,306	$290,663	$1,499,234
Variable rate loans	469,486	601,187	408,420	1,479,093

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. Nonperforming assets remain low relative to total assets at $15.6 million, or 0.41% of total assets, at September 30, 2020, compared to $977,000, or 0.03% of total assets, at December 31, 2019. The increase in nonperforming assets during the nine months ended September 30, 2020 was largely the result of increases in adversely graded loans and increases in past due loans associated with businesses impacted by the COVID-19 pandemic and resultant economic circumstances. The Company expects that number of nonperforming loans may continue to increase during 2020.  Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

The components of nonperforming assets as of the dates indicated were as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$15,576	$977
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	15,576	977
Foreclosed assets	—	—
Total nonperforming assets	$15,576	$977

Total assets	$3,814,672	$3,478,544
Loans, excluding loans held for sale	2,964,526	2,639,085
Allowance for credit losses for loans	44,069	25,280

Nonaccrual loans to loans, excluding loans held for sale	0.53%	0.04%
Allowance for credit losses for loans to nonaccrual loans	282.93%	2,587.51%
Nonperforming loans to loans, excluding loans held for sale	0.53%	0.04%
Nonperforming assets to total assets	0.41%	0.03%

Troubled Debt Restructurings

The Company has certain loans that have been restructured due to borrower’s financial difficulties. The TDRs granted during the nine months ending September 30, 2020 and 2019 were as follows:

			Post-modification recorded investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2020
Commercial and industrial	19	$8,019	$6,645	$—	$1,143	$231
Commercial real estate	9	14,459	14,459	—	—	—
1-4 family residential	5	1,629	1,651	—	—	—
Construction and development	4	12,289	12,032	—	—	257
Total	37	$36,396	$34,787	$—	$1,143	$488
September 30, 2019
Commercial and industrial	2	$163	$—	$—	$163	$—
1-4 family residential	1	111	—	—	115	—
Total	3	$274	$—	$—	$278	$—

The TDRs for the nine months ended September 30, 2020 in the table above include 35 loans totaling $36.0 million that were provided a deferral arrangement during 2020 as the borrower was impacted by the COVID-19 pandemic and resultant economic circumstances previously discussed. As of September 30, 2020, eight of these 35 TDRs were still on a deferral arrangement and had principal balances totaling $14.4 million. The Company expects that the number of TDRs may continue to increase during 2020. Please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades as described below that are used as credit quality indicators. See description of the risk grades in “Item 1—Financial Statements—Note 6.”

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
September 30, 2020
Commercial and industrial	$811,045	$488	$21,153	$832,686
Real estate:
Commercial real estate	912,006	5,081	32,846	949,933
Construction and development	488,238	—	17,978	506,216
1-4 family residential	248,123	384	5,361	253,868
Multi-family residential	298,733	—	—	298,733
Consumer	35,605	—	32	35,637
Agriculture	9,678	—	75	9,753
Other	79,598	—	11,903	91,501
Gross loans	$2,883,026	$5,953	$89,348	$2,978,327

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Gross loans	$2,582,970	$34,742	$28,961	$2,646,673

During the nine months ended September 30, 2020, loans with an internal rating of pass increased $300.1 million primarily due to new loans and loans with an internal rating of substandard increased $60.4 million primarily due to the adversely graded loans due to the impact of the COVID-19 pandemic.

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

The ACL by loan category as of the dates indicated was as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$13,347	30.3%	$7,671	30.3%
Real estate:
Commercial real estate	12,745	28.9%	7,975	31.6%
Construction and development	6,334	14.3%	4,446	17.6%
1-4 family residential	2,871	6.5%	2,257	8.9%
Multi-family residential	3,117	7.1%	1,699	6.7%
Consumer	507	1.2%	388	1.5%
Agriculture	164	0.4%	74	0.3%
Other	4,984	11.3%	770	3.1%
Total allowance for credit losses for loans	$44,069	100.0%	$25,280	100.0%

The ACL was $44.1 million, or 1.49% of total loans, at September 30, 2020, compared to $25.3 million, or 0.96% of total loans, at December 31, 2019 and $25.6 million, or 0.96% of total loans, at September 30, 2019. Effective January 1, 2020, the Company adopted the new accounting standard related to CECL. As a result, the ACL for loans was increased $874,000 and the liability related to the ACL for unfunded commitments increased $2.9 million with the associated deferred tax assets increasing $809,000, which resulted in a net reduction to retained earnings of $3.0 million, during the first quarter of 2020. Please refer to “Item 1—Financial Statements—Note 6” for a description of the model, factors and the methodology used by the Company to determine the ACL. Also see “Item 2—Management’s Discussion and Analysis—Critical Accounting Policies—Loans and Allowance for Credit Losses for Loans.”

The increase in the ACL for loans of $18.8 million was primarily due to the impact of COVID-19 and the sustained instability of the oil and gas industry and an increase in adversely graded loans during 2020. Please see “Item

2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook” and “Item 1A.—Risk Factors.”

Activity in the ACL for loans for the dates indicated was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Allowance for credit losses for loans at beginning of period	$25,280	$23,693
Impact of CECL adoption	874	—
Provision for loan losses	17,845	2,533
Charge-offs:
Commercial and industrial	274	869
Real estate:
Commercial real estate	163	44
1-4 family residential	71	12
Consumer	107	88
Other	—	52
Total charge-offs	615	1,065
Recoveries:
Commercial and industrial	659	311
Real estate:
Commercial real estate	4	81
1-4 family residential	1	3
Consumer	8	15
Agriculture	12	—
Other	1	5
Total recoveries	685	415
Net (charge-offs) recoveries	70	(650)
Allowance for credit losses for loans	$44,069	$25,576
Loans, excluding loans held for sale	$2,964,526	$2,676,824
Total average loans	2,829,767	2,583,454
Allowance for credit losses for loans, excluding loans held for sale	1.49%	0.96%
Net charge-offs (recoveries) to total average loans(1)	—	0.03%

(1)	Annualized.

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See “Item 2—Management’s Discussion and Analysis—Off-Balance Sheet Arrangements.”

The liability associated with the ACL for unfunded commitments was $4.5 million at September 30, 2020, compared to $378,000 at December 31, 2019. The adoption of CECL effective January 1, 2020 increased the ACL for unfunded commitments by $2.9 million and the provision for credit losses for the three and nine months ended September 30, 2020 was primarily a result of the impact of COVID-19 and the sustained instability of the oil and gas industry, as discussed above. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors. Activity in the ACL for unfunded commitments for the nine months ended September 30, 2020 was as follows:

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See “Item 2—Management’s Discussion and Analysis— Off-Balance Sheet Arrangements. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors. Activity in the ACL for unfunded commitments for the nine months ended September 30, 2020, was as follows:

(Dollars in thousands)	September 30, 2020
Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	1,182
Ending balance	$4,541

Securities

As of September 30, 2020, the carrying amount of the Company’s securities totaled $226.1 million compared to $231.3 million as of December 31, 2019, a decrease of $5.2 million, or 2.2%. Amortized cost decreased $10.2 million as a result of maturities, sales, calls and paydowns outpacing purchases. Net unrealized gains on the securities portfolio was $8.1 million at September 30, 2020, compared to $3.0 million at December 31, 2019. This increase of $5.1 million was due to changing market interest rates. The book value of the securities portfolio as of the dates indicated below was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019	Increase (Decrease)
Securities available for sale:
Debt securities:
State and municipal securities	$78,578	$53,279	$25,299	47.5%
U.S. agency securities:
Collateralized mortgage obligations	34,512	55,989	(21,477)	(38.4%)
Mortgage-backed securities	111,819	120,847	(9,028)	(7.5%)
Equity securities:	1,192	1,147	45	3.9%
Total securities	$226,101	$231,262	$(5,161)	(2.2%)

The Company’s mortgage-backed securities at September 30, 2020 and December 31, 2019, were agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average yield by contractual maturity based on annualized income divided by the average amortized cost of the available for sale securities portfolio as of the date indicated was as follows:

					After 5 Years
	1 Year or Less		After 1 Year to 5 years		to 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
September 30, 2020
Debt securities:
State and municipal securities	$512	2.6%	$1,305	2.3%	$9,634	2.8%	$67,127	2.6%	$78,578	2.6%
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—	5,261	2.3%	29,251	0.7%	34,512	0.9%
Mortgage-backed securities	53	3.5%	1,487	3.7%	1,207	2.5%	109,072	2.2%	111,819	2.2%
Equity securities:	1,192	1.9%	—	—	—	—	—	—	1,192	1.9%
Total securities	$1,757	2.2%	$2,792	3.0%	$16,102	2.6%	$205,450	2.1%	$226,101	2.1%

The contractual maturity of a collateralized mortgage obligation or mortgage-backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 3.5 years with an estimated modified duration of 3.3 years as of September 30, 2020.

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

Deposits

Total deposits as of September 30, 2020 were $3.2 billion, an increase of $318.3 million, or 11.2%, compared to December 31, 2019. Noninterest-bearing deposits as of September 30, 2020 were $1.5 billion, an increase of $276.1 million, or 23.3%, compared to December 31, 2019. Total interest-bearing account balances as of September 30, 2020 were $1.7 billion, an increase of $42.2 million, or 2.5%, from December 31, 2019.

The components of deposits at the dates shown below were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019	Increase (Decrease)
Interest-bearing demand accounts	$346,406	$369,744	$(23,338)	(6.3%)
Money market accounts	916,668	805,942	110,726	13.7%
Saving accounts	103,062	92,183	10,879	11.8%
Certificates and other time deposits, $100,000 or greater	171,854	208,018	(36,164)	(17.4%)
Certificates and other time deposits, less than $100,000	171,691	191,640	(19,949)	(10.4%)
Total interest-bearing deposits	1,709,681	1,667,527	42,154	2.5%
Noninterest-bearing deposits	1,460,983	1,184,861	276,122	23.3%
Total deposits	$3,170,664	$2,852,388	$318,276	11.2%

Certificates of deposit by time remaining until maturity as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2020
Three months or less	$91,029
Over three months through six months	62,148
Over six months through 12 months	82,597
Over 12 months through three years	82,936
Over three years	24,835
Total	$343,545

Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the nine months ended September 30, 2020 were computed on an annualized basis.

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$364,681	0.12%	$352,678	0.25%
Money market accounts	838,046	0.48%	745,435	1.28%
Savings accounts	95,570	0.04%	93,192	0.06%
Certificates and other time deposits, $100,000 or greater	203,536	1.37%	191,770	1.36%
Certificates and other time deposits, less than $100,000	187,939	1.55%	182,963	1.61%
Total interest-bearing deposits	1,689,772	0.60%	1,566,038	1.02%
Noninterest-bearing deposits	1,377,594	—	1,193,527	—
Total deposits	$3,067,366	0.33%	$2,759,565	0.58%

The ratio of average noninterest-bearing deposits to average total deposits was 44.9% for the nine months ended September 30, 2020 and 43.3% for the year ended December 31, 2019.

Borrowings

The Company has a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit. At September 30, 2020, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during the nine months ended September 30, 2020 or the year ended December 31, 2019. See “Item 1—Financial Statements—Note 11.”

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans. Total borrowing capacity available under this agreement was $992.0 million at September 30, 2020 and $1.0 billion at December 31, 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both September 30, 2020 and December 31, 2019, and these borrowings were on a long-term basis. During the nine months ended September 30, 2020 and 2019, the Company borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the nine months ended September 30, 2020 and 2019, was $56.9 million and $59.1 million, respectively. The weighted-average rate for the nine months ended September 30, 2020 and 2019, was 1.60% and 2.42%, respectively. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” below for maturity information.

At September 30, 2020 and December 31, 2019, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $85.0 million at September 30, 2020 and $75.0 million at December 31, 2019. There were no funds outstanding under these lines of credit as of September 30, 2020 and December 31, 2019.

Liquidity and Capital Resources

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s primary source of funds is deposits and the primary use of funds is loans. Historically, the cost of the Company’s deposits has been lower than other sources of funds available.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Sources of funds:
Deposits:
Interest-bearing	45.5%	46.4%
Noninterest-bearing	37.1%	35.4%
Federal Home Loan Bank advances	1.5%	1.8%
Other liabilities	1.3%	1.1%
Shareholders’ equity	14.6%	15.3%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.1%	77.3%
Securities	6.4%	6.9%
Other interest-earning assets	9.7%	7.2%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	7.4%	8.1%
Total uses	100.0%	100.0%
Average loans to average deposits	92.3%	94.5%

As of September 30, 2020, cash and cash equivalents totaled $377.6 million, compared to $372.1 million as of December 31, 2019, an increase of $5.5 million. The increase was primarily due to a $318.3 million increase in deposits, partially offset by an increase in loans of $325.4 million, $6.0 million spent in repurchasing shares of common stock, $7.5 million of dividends paid and net income of $16.1 million. See “Item 1—Financial Statements—Condensed Consolidated Statement of Cash Flows” for the nine months ended September 30, 2020 for additional analysis.

As of September 30, 2020, there was no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. During the period of uncertainty and volatility related to the COVID-19 pandemic and instability in the oil and gas industry, the Company will continue to monitor its liquidity and may seek to obtain additional financing to further support its business.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 year to	3 years to	Greater
(Dollars in thousands)	1 year	3 years	5 years	than 5 years	Total
September 30, 2020
Federal Home Loan Bank advances	$—	$20,000	$30,000	$—	$50,000
Non-cancellable future operating leases	309	4,330	4,157	11,161	19,957
Certificates of deposit	235,774	82,936	24,835	—	343,545
Total	$236,083	$107,266	$58,992	$11,161	$413,502
December 31, 2019
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	2,025	4,836	4,394	10,231	21,486
Certificates of deposit	298,218	70,490	30,950	—	399,658
Total	$300,243	$85,326	$75,344	$10,231	$471,144

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

	Less than	1 year to	3 years to	Greater
(Dollars in thousands)	1 year	3 years	5 years	than 5 years	Total
September 30, 2020
Standby letters of credit	$21,347	$6,741	$—	$—	$28,088
Commitments to extend credit	545,714	155,204	64,230	12,593	777,741
Total	$567,061	$161,945	$64,230	$12,593	$805,829
December 31, 2019
Standby letters of credit	$14,990	$8,557	$—	$—	$23,547
Commitments to extend credit	485,304	263,647	34,425	10,674	794,050
Total	$500,294	$272,204	$34,425	$10,674	$817,597

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company would be required to fund the commitment to the third party, but the Company has rights to the collateral underlying the commitment, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to its customers.

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

Capital Resources

Total shareholders’ equity increased to $540.9 million as of September 30, 2020, compared to $535.7 million as of December 31, 2019, an increase of $5.2 million, primarily due to the current year income of $16.1 million, a $4.0 million increase in other comprehensive income and $1.7 million of stock compensation expense, partially offset by $6.0 million paid to repurchase shares of common stock, $3.0 million due to the implementation of CECL and $7.5 million of dividends to common shareholders declared during 2020.

During the nine months ended September 30, 2020, the Company repurchased 282,363 shares under its share repurchase programs at an average price of $21.41 per share, which shares were retired and returned to the status of authorized but unissued.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At September 30, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Item 1—Financial Statements—Note 19.”

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

On a quarterly basis, two simulation models are run, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. The Company’s internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 basis-point shift, 20.0% for a 200-basis point shift and 30.0% for a 300-basis point shift. Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	September 30, 2020		December 31, 2019
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	19.0%	34.4%	15.8%	10.2%
+ 200	12.2%	31.6%	10.9%	10.4%
+ 100	5.5%	20.3%	5.4%	8.7%
Base	—%	—%	—%	—%
−100	(1.6)%	(35.5)%	(4.5)%	(14.6)%

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 12.5% of the Company’s loans as of September 30, 2020. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Tangible Equity
Total shareholders’ equity	$540,921	$535,721
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,303	4,938
Tangible equity	$455,668	$449,833
Tangible Assets
Total assets	$3,814,672	$3,478,544
Adjustments:
Goodwill	80,950	80,950
Other intangibles	4,303	4,938
Tangible assets	$3,729,419	$3,392,656
Common shares outstanding	24,713	24,980
Book value per share	$21.89	$21.45
Tangible book value per share	$18.44	$18.01
Total shareholders’ equity to total assets	14.18%	15.40%
Tangible equity to tangible assets	12.22%	13.26%

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

The Company’s other intangible assets include core deposits, loan servicing assets and customer relationship intangibles, which can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The COVID-19 pandemic has had adverse impacts on the Company’s business, financial position, results of operations, and prospects and we expect that such adverse impacts will continue.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving, remain uncertain and cannot be predicted, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest prices, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in the Company’s Form 10-K could be exacerbated and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

●	Credit Risk. The Company’s risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the Company’s borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, prolonged economic weakness including an extended period of elevated levels of unemployment, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall increased global and regional economic and financial market instability and weakness of an unknown duration, all of which have and may continue to cause the Company’s customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in the Company’s portfolio or defaults by the counterparties, the Company could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover its exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with the Company’s existing loans, the ability to liquidate the real estate collateral securing its residential and commercial real estate loans, its ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of its lending and services, and the financial condition and credit risk of its customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent the Company from or, in some cases, its business decisions may result in, a delay in the Company taking certain remediation actions, such as foreclosure. In addition, the Company has unfunded commitments to extend credit to customers, which may not be drawn upon. During a challenging economic environment like now, the Company’s customers are more dependent on the Company’s credit commitments and increased borrowings under these commitments could adversely impact the Company’s liquidity. Furthermore, in an effort to support its communities during the pandemic, the Company is participating in the PPP under the CARES Act, whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that the Company would have otherwise lent to. A more detailed risk discussion about PPP loans is provided below.
●	Strategic Risk. The Company’s success may be affected by a variety of external factors that may affect the price or marketability of its products and services, including disruptions in the capital markets, changes in interest rates that may increase its funding costs, reduced demand for its financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic significantly increased economic and demand uncertainty and led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activities to contain COVID-19. These actions have been rapidly expanded in scope and intensity. For example, in the Company’s Houston, Beaumont and Dallas markets, local governments have acted at times to temporarily close or restrict the operations of commercial real estate and as a result, the Company has experienced a decline in origination of commercial real estate and construction and development loans. The future effects of COVID-19 on economic activity could negatively affect the future banking products the Company provides, including a decline in originating commercial real estate loans that were 31.9% of total gross loans and construction and development loans that were 17.0% of total gross loans, each as of September 30, 2020.

●	Operational Risk. Current and future restrictions on the Company’s workforce’s access to its facilities could limit its ability to meet customer servicing expectations and have a material adverse effect on its operations. The Company relies on business processes and branch activity that largely depend on people, technology, and the use of complex systems and models to manage its business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, the Company modified its business practices and granted access to 63% of its employees to work remotely from their homes in order to have the Company’s operations uninterrupted as much as possible. These measures taken across the Company’s business operations to address health and safety may cause operational disruptions and incur additional expenses, including devoting additional resources to assisting employees and management diagnosed with COVID-19 and further changing health and safety protocols and processes. Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in its offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of its ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt its operations and the operations of any impacted customers.

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

A significant percentage of the Company’s key employees and executive leaders live and work in Houston and Beaumont, Texas. This concentration of its personnel, technology, and facilities increases the Company’s risk of business disruptions if the COVID-19 pandemic (or a significant outbreak of another contagious disease) continues to impact the Houston, Beaumont or Dallas metropolitan areas negatively. The Houston market in particular has experienced a dramatic rise in COVID-19 cases during a portion of the third quarter of 2020. As a result, some of the Company’s employees and management have contracted COVID-19. If the Company continues to experience cases of COVID-19 among the employees or such cases become widespread at the Company, it would place more pressure on the remaining employees to perform all functions across the organization while maintaining their health.  Although the Company has taken certain remedial measures, including quarantine, remote working, and shift working, increased COVID-19 diagnoses may require the Company to take additional remediation measures, and could impair its ability to conduct business. The Company may not be successful in retaining its key employees or finding adequate replacements for lost personnel.

The Company could be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy-related business, could have a negative impact on the Texas economy and adversely impact the Company’s results of operations and financial condition. Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices in the first quarter of 2020 negatively impacted the oil and gas industry and the overall Texas economy and the prolonged weak oil and gas prices may cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as significant job losses in industries tied to energy, lower spending habits, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

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

The Company’s primary markets in Houston, Beaumont and Dallas have experienced limitations on commercial activity since the outbreak of COVID-19. In addition, many businesses, particularly those in the Company’s primary markets, were subject to shutdowns at the onset of the pandemic and may become subject to additional shutdowns and restrictions in light of the periodic increases of COVID-19 cases in Texas.  These challenging market conditions in which the Company’s borrowers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose it to credit losses and could adversely affect the Company’s business, financial condition and results of operations. Moreover, the success of a small and medium sized business often depends on the management skills, talents and efforts of a small group of people and the health, death, disability or resignation of one or more of the key management, the inefficiency caused by the current remote working arrangement or the limited availability to work due to health concerns in response to COVID-19 could have an adverse impact on the Company’s borrower’s businesses and their ability to repay their loans.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Bank has offered deferral and forbearance plans and made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are fully guaranteed by the SBA. The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred until the SBA has determined whether the loan is eligible to be partially or fully forgivable.  In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans if the SBA determines that they are only partially or not forgivable at all. The borrowers, despite having a PPP loan, may not be able to maintain the level of employees and salary levels required for forgiveness due to the current economic conditions and thereby create the risk that the PPP loan will not be forgiven in full.  Also, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides, and the federal government may not timely pay the amounts that it would owe the Bank pursuant to the terms of the loans, the guarantees and the PPP. Further, the Bank may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice and may be subject to the risk of PPP fraud cases. Additionally, every PPP borrower is in a challenging financial position that may negatively impact its ability to repay if the loans are not subject to forgiveness. If the Company’s borrowers under the PPP loan fail to qualify for loan forgiveness or are unable to repay their loans, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. As a result, the Company’s business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2019, the Company’s Board of Directors authorized a share repurchase program, or the 2019 Repurchase Program, under which the Company was authorized to repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. On March 18, 2020, the Company temporarily suspended the 2019 Repurchase Program in light of the challenges presented by the COVID-19 pandemic and surrounding events. On September 9, 2020, the Company reinstated the 2019 Repurchase Program. The 2019 Repurchase Program expired on September 30, 2020. The Company repurchased a total of 283,463 shares under the 2019 Repurchase Program.

On September 9, 2020, the Company’s Board of Directors authorized a subsequent share repurchase program, or the 2020 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting October 1, 2020 through September 30, 2021.

Repurchases under the programs may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The maximum number of shares that may yet be purchased in the table below relates to this repurchase programs.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended September 30, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Maximum
			Number of	Number of Shares That
			Shares Purchased	May Yet be Purchased
	Number of	Average Price	as Part of Publicly	Purchased Under a Plan
Period	Shares Purchased(1)	Paid per Share	Announced Plan(1)	at the End of the Period(2)
July 1, 2020 - July 31, 2020	—	—	—	2,193,633
August 1, 2020 - August 31, 2020	64	$ 16.57	—	2,199,205
September 1, 2020 - September 30, 2020	—	$ 16.35	41,918	2,077,843
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

(2)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above and reflects the additional shares that may be repurchased at the end of the designated period based on the 2019 Repurchase Program.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Quarterly Report on Form 10-Q

**   Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: October 28, 2020	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)