Form 10-K
period 2020-12-31
CBTX, Inc.
filed 2021-02-26
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $363.7 million.

As of February 24, 2021, there were 24,594,388 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 152,133 shares of unvested restricted stock deemed to have beneficial ownership.

Document Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Table

CBTX, INC.

Table

PART I.

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A.—Risk Factors” and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

All references to “we,” “our,” “us,” “ourselves,” and “the Company” refer to CBTX, Inc. and its consolidated subsidiaries and all references to “CommunityBank of Texas” or “the Bank” refer to CommunityBank of Texas, National Association, its wholly-owned bank subsidiary, unless otherwise indicated or the context otherwise requires. All references to “Houston” refer to the Houston-The Woodlands-Sugar Land Metropolitan Statistical Area, or MSA, and surrounding counties, references to “Beaumont” refer to the Beaumont-Port Arthur MSA and surrounding counties and references to “Dallas” refer to the Dallas-Fort Worth-Arlington MSA and surrounding counties.

CBTX, Inc. is a Texas corporation and bank holding company incorporated in 2007 that offers banking services through its wholly owned subsidiary, CommunityBank of Texas, a national bank.

The Bank’s headquarters are located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861-7200. A majority of the Company’s executives are located in the Company’s Houston office at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210-7600. The Company completed an initial public offering of its common stock on November 10, 2017. The Company’s common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “CBTX.”

The Bank operates 19 branches located in the Houston market, 15 branches located in the Beaumont market and one branch in the Dallas market. The Company has experienced significant organic growth since commencing banking operations, as well as growth through mergers, acquisitions and opening new, or de novo branches. The Company is focused on controlled profitable growth. Total assets increased from $2.6 billion at December 31, 2014 to $3.9 billion as of December 31, 2020. The loan portfolio at December 31, 2020 was 76.6% in the Houston market and 21.4% in the Beaumont market. The Company believes that there are significant ongoing growth opportunities in its markets.

The Bank is primarily a business bank with a focus on providing commercial banking solutions to small and mid-sized businesses and professionals including attorneys, accountants and other professional service providers with operations in its markets. The Bank offers a broad range of banking products, including commercial and industrial loans, commercial real estate loans, construction and development loans, 1-4 family residential mortgage loans, multi-family residential loans, consumer loans, agricultural loans, treasury services, traditional retail deposits and a full suite of online banking services. The Bank has a relationship-based approach, and at December 31, 2020, 85.1% of the Bank’s loan customers also had a deposit relationship with the Bank.

The banking and financial services industry is highly competitive, and the Company competes with a wide range of financial institutions within its markets, including local, regional and national commercial banks and credit unions. The Company also competes with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies and other financial intermediaries for certain of the Company’s products and services. Some of the Company’s competitors are not subject to the same regulatory restrictions and the level of regulatory supervision applicable to the Company.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of the Company’s competitors are much larger financial institutions that have greater financial resources and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in the Company’s industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, technology resources capacity and willingness to extend credit and ability to offer sophisticated banking products and services.

The Bank seeks to remain competitive with respect to fees charged, interest rates and pricing and the Bank believes that its broad and sophisticated suite of financial solutions, high-quality customer service culture, positive

Table

reputation and long-standing community relationships enables it to compete successfully within its markets and enhances its ability to attract and retain customers.

Human Capital

The Company’s success depends on its ability to attract and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees can be intense and it may be difficult to locate personnel with the necessary combination of skills, attributes and business relationships.

The Company believes that its employees are the primary key to the Company’s success as a financial institution. The Company is committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. The Company strives to identify and select the best candidates for all open positions based on qualifying factors for each job. The Company is dedicated to providing a workplace for its employees that is inclusive, supportive and free of any form of discrimination or harassment; rewarding and recognizing its employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of the Company’s employees unique.

Additionally, the Company is committed to employee development, including through a mentorship program, which provides retail staff with one-on-one training with experienced employees. Further, the Company has an officer development program with formal in-house training programs for junior bankers including guidance from senior banking team members.

As of December 31, 2020, the Company employed 511 full-time equivalent employees.

Available Information

The Company’s website address is www.communitybankoftx.com. The Company makes available free of charge on or through its website, under the investor relations tab, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at http://www.SEC.gov.

Supervision and Regulation

The United States, or U.S., banking industry is highly regulated under federal and state law. Consequently, the Company’s growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, Office of the Comptroller of the Currency, or OCC, Federal Deposit Insurance Corporation, or FDIC, Consumer Financial Protection Bureau, or CFPB, Internal Revenue Service, or IRS, and state taxing authorities. The effect of the statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors and the public, rather than the Company’s shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to the Company and its subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Table

Financial Services Industry Reform. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, mandates certain requirements on the financial services industry, including, among many other things: (i) enhanced resolution authority with respect to troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; (iii) creation of the CFPB, an independent organization dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services; and (iv) numerous other provisions designed to improve supervision and oversight, and strengthen safety and soundness, of the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the Regulatory Relief Act, was enacted. The Regulatory Relief Act repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things, directing the federal banking regulators to develop a community bank leverage ratio for banking organizations that have less than $10.0 billion in total assets and have certain risk profiles (discussed in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 19”), exempting certain banking organizations with less than $10.0 billion or less in total assets from the Volcker Rule (discussed below), narrowing and simplifying the definition of high volatility commercial real estate and requiring the federal banking regulators to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1.0 billion to $3.0 billion.

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

Regulatory Capital Rules. The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the OCC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. In July 2013, the federal bank regulators approved final rules implementing the Basel III framework, or the Basel III Capital Rules, as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Capital Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (i) a Tier 1 capital-to-adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (ii) a Tier 1 capital to risk-weighted assets ratio, or Tier 1 risk-based capital ratio, of at least 6.0%; (iii) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or total risk-based capital ratio, of at least 8.0%; and (iv) a Common Equity Tier 1, or CET1, capital ratio of at least 4.5%.

The Basel III Capital Rules also require bank holding companies and banks to maintain a “capital conservation buffer” on top of the minimum risk-based capital ratios. The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer, which became fully phased in on January 1, 2019, requires banking organizations to hold CET1 capital in excess of the minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

The Basel III Capital Rules implemented changes to the definition of capital. Among the most important changes were stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital, new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions, and the requirement that most regulatory capital deductions be made from CET1 capital. The Basel III Capital Rules also changed the methods of calculating certain risk-weighted assets, which in turn affected the calculation of risk-based ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

Table

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

The federal banking regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.

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

Volcker Rule. As mandated by the Dodd-Frank Act, in December 2013, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and nonbank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain ownership interests in, or relationships with, a “covered fund”, or the Volcker Rule. The Regulatory Relief Act discussed above included a provision exempting banking entities with $10.0 billion or less in total consolidated assets, and total trading assets and trading liabilities that are 5.0% or less of total consolidated assets, from the Volcker Rule. Thus, the Company and the Bank are not currently subject to the Volcker Rule.

CBTX, Inc.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, or BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that the Company directly or indirectly controls, such as any nonbank subsidiaries and other companies in which it owns a controlling investment.

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company

Table

and the banks concerned, the convenience and needs of the communities to be served, including the record of performance under the Community Reinvestment Act of 1977, or CRA, the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Company’s ability to make future acquisitions will depend on its ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny the Company’s application based on the above criteria or other considerations. For example, the Company could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to the Company or, if acceptable, may reduce the benefit of a proposed acquisition.

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

Control Acquisitions. Under the BHC Act, a company may not acquire “control” of a bank holding company or a bank without the prior approval of the Federal Reserve. The statute defines control as ownership or control of 25.0% or more of any class of voting securities, control of the election of a majority of the board of directors, or any other circumstances in which the Federal Reserve determines that a company directly or indirectly exercises a controlling influence over the management or policies of the bank holding company or bank. The BHC Act includes a presumption that control does not exist when a company owns or controls less than 5.0% of any class of voting securities. Companies that propose to acquire between 5.0% and 24.99% of any class of voting securities usually consult with the Federal Reserve in advance and often must make written commitments not to exercise control. As a matter of policy, the Federal Reserve has in a number of cases required a company to take certain actions to avoid control if the company proposes to acquire 25.0% or more but less than 33.3% of the total equity of a bank or bank holding company through the acquisition of both voting and non-voting shares, even if the voting shares are less than 25.0% of a class. The Federal Reserve generally deems the acquisition of 33.3% or more of the total equity of a bank or bank holding company to represent control. In March of 2020, the Federal Reserve published a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company. The final rule expands the number of presumptions for use in such determinations and provides additional transparency on the types of relationships that the Federal Reserve generally views as supporting a determination of control.

The BHC Act does not apply to acquisitions by individuals or certain trusts, but if an individual, trust, or company proposes to acquire control of a bank or bank holding company, the Change in Bank Control Act, or CIBC Act, requires prior notice to the bank’s primary federal regulator or to the Federal Reserve in the case of a bank holding company. The CIBC Act uses a similar definition of control as the BHC Act, and agency regulations under the CIBC Act presume in many cases that a change in control occurs when an individual, trust, or company acquires 10.0% or more of any class of voting securities. The notice is not required for a company required to file an application under the BHC Act for the same transaction.

The requirements of the BHC Act and the CIBC Act could limit the Company’s access to capital and could limit parties who could acquire shares of the Company’s common stock.

Regulatory Restrictions on Payment of Dividends, Stock Redemptions, and Stock Repurchases. The Federal Reserve regulates the payment of dividends, stock redemptions, and stock repurchases by bank holding companies, including the Company. With respect to dividends, the Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, the Company should not pay cash dividends that exceed its net income in any year or that can only be funded in ways that weaken its financial strength, including by borrowing money to pay dividends.

The Company is also subject to significant restrictions with respect to redemptions and repurchases of its securities. The Federal Reserve has issued guidance indicating that a bank holding company should not repurchase its common stock, preferred stock, trust preferred securities, or other regulatory capital instruments in the market if such action would be inconsistent with the bank holding company’s prospective capital needs and continued safe and sound

Table

operation. In certain circumstances, a bank holding company is also required to notify the Federal Reserve in advance of a proposed redemption of repurchase. For example, a bank holding company is generally required to notify the Federal Reserve of actions that would reduce the company’s consolidated net worth by 10.0% or more; most instruments included in Tier 1 capital with features permitting redemption at the option of the issuing bank holding company (e.g., perpetual preferred stock and trust preferred securities) may qualify as regulatory capital only if redemption is subject to prior Federal Reserve approval; and bank holding companies are generally required to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. The Federal Reserve has also indicated that bank holding companies experiencing financial weaknesses (or at significant risk of developing financial weaknesses) or considering expansion (either through acquisitions or new activities) should consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase, the Federal Reserve will generally consider: (i) the potential losses that the company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration; (ii) the company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased; and (iii) the potential negative effects on the company’s capital resulting from the replacement of common stock with lower-quality forms of regulatory capital or from the redemption or repurchase of capital instruments from investors with cash or other value that could be better used to strengthen the company’s regulatory capital base or its overall financial condition.

Source of Strength. Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed above, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of the Bank were to become impaired, the Federal Reserve could assess the Company for the deficiency. If the Company failed to pay the assessment within three months, the Federal Reserve could order the sale of the Company’s stock in the Bank to cover the deficiency.

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

Scope of Permissible Activities. Under the BHC Act, the Company may engage or acquire a company engaged solely in certain types of activities. Permissible activities include banking, managing or controlling banks or furnishing services to or performing services for the Bank, and certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. The BHC Act also permits certain other specific activities. To engage in such activities, the Company would in many cases be required to obtain the prior approval of the Federal Reserve. In its review of applications, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Gramm-Leach-Bliley Act, effective March 11, 2000, or the GLB Act, expanded the scope of activities available to a bank holding company. The amendments allow a qualifying bank holding company to elect “financial holding company” status. A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as

Table

determined by the Federal Reserve. The Company qualifies for financial holding company status, but it has not made such an election. The Company will make such an election in the future if it plans to engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

Safety and Soundness. Bank holding companies are not permitted to engage in unsafe or unsound practices. The Federal Deposit Insurance Act, or FDIA, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Anti-tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.

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

Capital Adequacy Requirements. Under the Basel III Capital Rules, discussed above, the OCC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The OCC considers the Bank’s capital levels when acting on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting the Company’s markets. For example, OCC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the current capital rules, which became effective on January 1, 2015, a well capitalized bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, a CET1 capital ratio of 6.5% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific

Table

capital level for any capital measure. An adequately capitalized bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 4.0% or higher, a CET1 capital ratio of 4.5% or higher and does not meet the criteria for a well capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

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

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

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

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch. Under current Texas law, state banks are permitted to establish branch offices throughout Texas with prior regulatory approval. In addition, with prior regulatory approval, state banks are permitted to acquire branches of existing banks located in Texas. State banks located in Texas may also branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W promulgated under such Sections. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third-parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refer to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses, or ACL, excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and

Table

securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

Restrictions on Distribution of Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Earnings and capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In general terms, federal law provides that the Bank’s Board of Directors may, from time to time and as it deems expedient, declare a dividend out of its net profits. Generally, the total of all dividends declared in a year shall not, unless approved by the OCC, exceed the net profits of that year combined with its net profits of the past two years.

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

Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to help ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that can materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive-based compensation arrangements initially in April 2011 and again in April and May 2016. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Table

Audits. For insured institutions with total assets of $500 million or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as management’s certifications signed by the Company’s and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, must be submitted to the FDIC. If the insured institution has consolidated total assets of more than $1.0 billion, it must additionally submit an attestation by the auditors regarding the institution’s internal controls. Insured institutions with total assets of $500 million or more must also have an audit committee consisting exclusively of outside directors (the majority of whom must be independent of management), and insured institutions with total assets of $1.0 billion or more must have an audit committee that is entirely independent. The committees of institutions with total assets of more than $3.0 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors and includes members with experience in banking or related financial management.

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

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on the Company’s earnings.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may be exposed to heightened commercial real estate lending concentration risk and subject to further supervisory analysis if (i) total reported loans for construction, land development and other land represent 100.0% or more of total capital or (ii) total reported loans secured by multi-family residential properties and nonfarm nonresidential properties and loans for construction, land development and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased by 50.0% or more during the prior 36 months. If a concentration is present, management is expected to employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The CRA and regulations issued thereunder are intended to encourage banks to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe

Table

and sound operations. The CRA and implementing regulations provide for, among other things, regulatory assessment of a bank’s record in meeting the needs of its entire community when considering applications by the bank to establish branches, merge or consolidate with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application by the bank holding company to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. The CRA, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, requires federal banking agencies to make public a rating of a bank’s performance under the CRA. An unsatisfactory CRA rating could substantially delay approval or result in denial of an application. The Bank received an “Outstanding” rating on its most recent CRA performance evaluation.

Consumer Laws and Regulations. The Bank is subject to numerous federal laws and regulations intended to protect consumers in transactions with the Bank, including but not limited to the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act, the Truth in Savings Act and laws prohibiting unfair, deceptive or abusive acts and practices in connection with consumer financial products and services. Many states and local jurisdictions have consumer protection laws analogous and in addition to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators (the OCC, in the case of the Bank). However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine the Companies other direct or indirect subsidiaries that offer consumer financial products or services.

Mortgage Lending Rules. CFPB regulations that require lenders to determine whether a consumer has the ability to repay a mortgage loan became effective on January 10, 2014. These regulations established certain minimum requirements for creditors when making ability-to-repay determinations and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling, including home-purchase loans, refinancing and home equity loans (whether first or subordinate lien). Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must: (i) have a term not exceeding 30 years; (ii) provide for regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; and (iii) be supported with documentation of the borrower and his or her credit worthiness.

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

Anti-Money Laundering and Office of Foreign Assets Control. A major focus of governmental policy on banks and other financial institutions in recent years has been combating money laundering and terrorist financing. The Bank Secrecy Act, or BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other federal laws impose significant obligations on certain financial institutions, including the Bank, to detect and deter money laundering and terrorist financing. The principal obligations of an insured depository institution include, among other things, the need to: (i) establish an anti-money laundering, or AML, program that includes training and audit components; (ii) designate a BSA officer; (iii) establish a “know your customer” program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iv) identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions; (v) take additional precautions with respect to customers that pose heightened risk; (vi) monitor, investigate and report suspicious transactions or activity;

Table

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

On June 18, 2020, the Bank and the OCC entered into a formal agreement, or the Agreement, with regard to BSA/AML compliance matters. For further information regarding the Agreement, please see “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Privacy. The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third-party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.

Federal Home Loan Bank System. The Federal Home Loan Bank System, of which the Bank is a member, is composed of 12 regional Federal Home Loan Banks, more than 8,000 member financial institutions, and a fiscal agent. The Federal Home Loan Banks provide long- and short-term advances (i.e., loans) to member institutions within their assigned regions in accordance with policies and procedures established by the boards of directors of each regional Federal Home Loan Bank. Such advances are primarily collateralized by residential mortgage loans, as well as government and agency securities, and are priced at a small spread over comparable U.S. Department of the Treasury obligations.

As a member of the Dallas Federal Home Loan Bank, the Bank is entitled to borrow from the Dallas Federal Home Loan Bank, provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the Dallas Federal Home Loan Bank. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the Dallas Federal Home Loan Bank to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the Dallas Federal Home Loan Bank held by the Bank.

Enforcement Powers. The federal banking agencies, including the Company’s primary federal regulator, the OCC, have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject the Company or the Bank and their subsidiaries, as well as their respective officers, directors and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. For example, the regulatory authorities may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation,

Table

the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence, to a significant extent, the overall growth of bank loans, investments, deposits and the interest rates charged on loans or paid on deposits. The Company cannot predict the nature of future fiscal and monetary policies or the effect of these policies on the Company’s operations and activities, financial condition, results of operations, growth plans or future prospects.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of the Company’s operations and thus may have a negative impact on its profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight and other rules and regulations to which the Company is subject. Those providers, because they are not so highly regulated, may have a competitive advantage over the Company and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in total annual gross revenues during its last fiscal year and satisfying other applicable standards, the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies. Emerging growth company are:

●	exempt from the requirement to obtain an attestation and report from the Company’s auditors on management’s assessment of internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
●	permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board, or the FASB, or by the SEC;
●	permitted to provide less extensive disclosure about the Company’s executive compensation arrangements; and
●	not required to give shareholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

The Company has elected to take advantage of the scaled disclosures and other relief described above in this Annual Report on Form 10-K, and may take advantage of these exemptions until December 31, 2022 or such earlier time that it is are no longer an “emerging growth company.” In general, the Company would cease to be an “emerging growth company” if it had $1.07 billion or more in annual revenues, more than $700 million in market value of its common stock held by non-affiliates on any June 30 more than one year after its initial public offering, or issued more than $1.0 billion of non-convertible debt over a three-year period. As a result, the Company could cease to be an “emerging growth company” as soon as the end of the 2021 fiscal year. For so long as the Company may choose to take advantage of some or all of these reduced burdens, the level of information that it provides shareholders may be different than what shareholders might get from other public companies in which they hold stock. In addition, when these exemptions cease to apply, the Company expects to incur additional expenses and devote increased management effort toward ensuring compliance with them, which the Company may not be able to predict or estimate.

Future Legislation and Regulatory Reform

In recent years, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes

Table

are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the U.S. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Future legislation, regulation and policies and the effects of such legislation, regulation and policies, may have a significant influence on the Company’s operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

Item 1A. Risk Factors

Summary of Risk Factors

The Company’s business is subject to a number of risks, including risks that may prevent it from achieving its business objectives or may adversely affect its business, reputation, financial condition, results of operations, revenue and future prospects. These risks are discussed more fully in “Item 1A.—Risk Factors” of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

Risks Related to the COVID-19 Pandemic

●	the Company’s ability to manage the economic, strategic, and operational risks related to the impact of the COVID-19 pandemic (including, but not limited to, risks related to its customers’ credit quality, deferrals and modifications to loans, its ability to borrow, the impact of a resultant recession generally and the safety and viability of its workforce, Board of Directors and management);
●	governmental or regulatory responses to the COVID-19 pandemic and the newly enacted fiscal stimulus, which affects its loan portfolio and forbearance practice.

Risks Related to the Company’s Business and Operations

●	lack of growth and welfare of the Company’s markets and of the banking industry in general;
●	failure to adequately measure and limit the Company’s credit risk;
●	increases in nonperforming and classified assets;
●	the reduced resources of the Company’s small to medium-sized business customers and their ability to repay loans;
●	credit losses from borrowers under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act;
●	credit risks of loans in the Company’s loan portfolio with real estate as a primary or secondary component of collateral;
●	credit risk related to loans collateralized by general business assets;
●	significance of large loan and deposit relationships;
●	unexpected losses of the services of the Company’s executive management team and other key employees;
●	lack of liquidity could impair the Company’s ability to fund operations;
●	interest rate risk and fluctuations in interest rates;
●	dependence on the use of data and modeling in the Company’s decision-making;
●	accounting estimates rely on analytical and forecasting models;
●	the Company’s goodwill and other intangibles may become impaired;
●	valuation of securities held in the Company’s portfolio;
●	failure to maintain effective internal control over financial reporting;
●	changes in accounting standards;
●	repurchase and indemnity requests for loans to correspondent banks;
●	risks related to acquisitions and de novo branching due to the Company’s growth strategy.

Risks Related to the Economy and the Company’s Industry

●	adverse impact of natural disasters, pandemics and other catastrophes;
●	sustained low oil prices, volatility in oil prices and downturns in the energy industry;

Table

●	competition from financial services companies and other companies that offer banking services;
●	the soundness of other financial institutions.

Risks Related to Cybersecurity, Third-Parties and Technology

●	systems failures, interruptions or cybersecurity breaches and attacks involving information technology and telecommunications systems or third-party servicers.

Risks Related to Legal, Reputational and Compliance Matters

●	laws regarding the privacy, information security and protection of personal information;
●	employee errors and customer or employee fraud;
●	the accuracy and completeness of information provided by the Company’s borrowers and counterparties;
●	the initiation and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	failure to maintain important deposit customer relationships and the Company’s reputation.

Risks Related to the Regulation of the Company’s Industry

●	the Company’s highly regulated environment, stringent capital requirements and regulatory approvals;
●	failure to comply with any supervisory actions;
●	the Bank’s Agreement with the OCC and the restrictions as a result of such agreement;
●	the Bank’s investigation by FinCEN regarding the Bank’s compliance with the BSA/AML laws and regulations;
●	failure to comply with economic and trade sanctions or with applicable anti-corruption laws;
●	cost of compliance and litigation regarding federal, state and local regulations and/or the licensing of loan servicing, collections and the Company’s sales of loans to third-parties;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters.

Risks Related to Ownership of the Company’s Common Stock

●	fluctuations in the market price of the Company’s common stock;
●	additional dilution of the percentage ownership of the Company’s shareholders from future sales and issuances of its capital stock or rights to purchase capital stock;
●	the obligations associated with being a public company;
●	the control of the Company’s management and Board of Directors over its business;
●	priority of the holders of the Company’s debt obligations over its common stock with respect to payment;
●	future issuance of shares of preferred stock;
●	dependence upon the Bank for cash flow and restrictions on the Bank’s ability to make cash distributions;
●	changes to the Company’s dividend policy or ability to pay dividends without notice;
●	anti-takeover effect of certain provisions of the Company’s corporate organizational documents and provisions of federal and state law.

Risk Factors

The Company’s business involves significant risks, some of which are described below. Shareholders should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes in “Part II—Item 8.—Financial Statements and Supplementary Data.” If any of the following risks occur, the Company’s business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. As a result, the trading price of the Company’s common stock could decline, and shareholders could lose all or part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” and “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Table

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has and will likely continue to adversely impact the Company’s business, and the ultimate impact on the business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. While the scope, duration, and full effects of COVID-19 are evolving, remain uncertain and cannot be predicted, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest prices, increased economic and market uncertainty, and disrupted trade and supply chains. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to many risks, including but not limited to:

●	the risk of operational failures due to changes in the Company’s normal business practices necessitated by the pandemic and related governmental and non-governmental actions (including temporarily closing branches and offices, remote workings, and the temporary or permanent loss of key employees and management due to illness);
●	credit losses resulting from financial stress being experienced by the Company’s borrowers as a result of the pandemic and related governmental actions (including risks related to the Paycheck Protection Program, or PPP, under the CARES Act and related credit risks resulting from PPP lending due to forbearance or failure of customers to qualify for loan forgiveness);
●	collateral for loans, such as real estate, may continue to decline in value, which could cause credit losses to increase;
●	increased demands on capital and liquidity;
●	the risk that the Company’s net interest income, lending activities, deposits, swap activities, and profitability may be negatively affected by volatility of interest rates caused by uncertainties stemming from the pandemic; and
●	cybersecurity and information security risks as the result of an increase in the number of employees working remotely.

As noted in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 Impact and Uncertain Economic Outlook—Legislative and Regulatory Developments,” the Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The ultimate success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. If the effects of COVID-19 continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified above and elsewhere in this “Item 1A.—Risk Factors” could be exacerbated. While the Company does not yet know the full extent of the impact of the COVID-19 pandemic on its business, operations or the global economy as a whole, the effects could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and capital levels. Moreover, many risk factors set forth in this “Item 1A.—Risk Factors” should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Risks Related to Business and Operations

The Company’s business is concentrated in and largely dependent upon the continued growth and welfare of its markets and on the banking industry in general.

The Company’s business is concentrated in the Houston and Beaumont, Texas markets and it entered the Dallas, Texas market in 2019. The Company’s success depends, to a significant extent, upon the economic activity and conditions in its markets. Adverse economic conditions that impact the Company’s markets could reduce its growth rate, the ability of customers to repay their loans, the value of collateral underlying loans, the Company’s ability to attract deposits and generally impact its business, financial condition, results of operations and future prospects. Due to the Company’s geographic concentration, it may be less able than other larger regional or national financial institutions to diversify the Company’s credit risks.

A national economic downturn or deterioration of conditions in the Company’s market, such as the COVID-19 pandemic or the sustained declines in oil and gas prices, could adversely impact the Company’s borrowers and cause losses

Table

beyond those that are provided for in its ACL due to increases in loan delinquencies, nonperforming assets, foreclosures, loan charge-offs and decreases in demand for its products and services, which could adversely impact the Company’s liquidity position and decrease the value of the collateral. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in borrowers seeking sources of liquidity, withdrawing deposits and drawing down credit commitments at rates greater than previously expected. In addition, the effects of the COVID-19 pandemic, including actions taken by individuals, businesses, government agencies and others in response to the COVID-19 pandemic, may aggravate the impact of the risk factors discussed herein on the Company’s business.

The Company may not be able to adequately measure and limit its credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. The Company’s risk management practices, such as monitoring the concentration of its loans within specific industries and credit approval practices, may not adequately reduce credit risk and credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Failure to effectively measure and limit the credit risk associated with the Company’s loan portfolio could lead to unexpected losses.

The Company maintains an ACL that represents management’s judgment of expected losses and risks of losses inherent in its loan portfolio. The determination of the appropriate level of the ACL is inherently highly subjective and requires significant estimates of and assumptions regarding current credit risks, future trends and forecasts, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans, significant changes in forecasted periods and other factors, both within and outside of the Company’s control, may require an increase its ACL.

In addition,  regulators, as an integral part of their periodic examinations, review the Company’s methodology for calculating and the adequacy of its ACL and may direct the Company to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the ACL, the Company may need additional provisions for credit losses to restore the adequacy of its ACL.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses.

The Company’s nonperforming assets include nonaccrual loans and assets acquired through foreclosure. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations when they become due. The resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. While the Company seeks to reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition and any increase in the amount of nonperforming or classified assets could have a material impact on the Company’s business, financial condition and results of operations, including through increased capital requirements from regulators.

The small to medium-sized businesses that the Company lends to may have fewer resources to endure adverse business developments, which may impair its borrowers’ ability to repay loans.

The Company focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the collateral securing such loans generally includes real property and general business assets, which may decline in value more rapidly than anticipated, exposing the Company to increased credit risk.

Table

The Company’s primary markets in Houston, Beaumont and Dallas have experienced limitations on commercial activity since the outbreak of COVID-19. In addition, many businesses, particularly those in the Company’s primary markets, were subject to shutdowns at the onset of the pandemic and may become subject to additional shutdowns and restrictions in light of the periodic increases of COVID-19 cases in Texas. These challenging market conditions in which  borrowers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect its business, financial condition and results of operations. Moreover, the success of a small and medium-sized business often depends on the management skills, talents and efforts of a small group of people and the health, death, disability or resignation of one or more of the key management, the inefficiency caused by the current remote working arrangement or the limited availability to work due to health concerns in response to COVID-19 could have an adverse impact on borrower’s businesses and their ability to repay their loans.

The Company participates in the small business loan program under the CARES Act, which may further expose it to credit losses from borrowers under such programs.

Among other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Bank has offered deferral and forbearance plans and has participated in the PPP by making loans to small businesses consistent with the CARES Act that are fully guaranteed by the Small Business Administration, or SBA. Various governmental programs such as the PPP are complex and the Company’s participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to its reputation. In addition, participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers will be entitled and the Company is subject to the risk of PPP fraud cases.

The Company is subject to risks arising from loans in its loan portfolio with real estate as a primary or secondary component of collateral.

As of December 31, 2020, $2.1 billion, or 70.2%, of the Company’s gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation and can fluctuate significantly in a short period. Adverse developments affecting real estate values and the liquidity could increase the credit risk associated with the Company’s loan portfolio, cause it to increase the ACL, significantly impair the value of property pledged as collateral on loans and affect the ability to sell the collateral upon foreclosure without additional losses.

As of December 31, 2020, $1.3 billion, or 44.3%, of the Company’s gross loans were nonresidential real estate loans (commercial real estate loans and multi-family residential loans). These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. As of December 31, 2020, the Company’s nonresidential real estate loans included $334.8 million of owner-occupied commercial real estate loans, which are generally less dependent upon income generated directly from the property, but still carry risks from the successful operation of the underlying business or adverse economic conditions. Additionally, as of December 31, 2020, the Company’s nonresidential real estate loans included $635.6 million of non-owner-occupied commercial real estate loans, which generally involve relatively large balances to single borrowers or related groups of borrowers. Nonresidential real estate loans expose a lender to greater credit risk because the collateral securing these loans is typically more difficult to liquidate due to fluctuations of the value of the collateral.

As of December 31, 2020, $522.7 million, or 17.8%, of the Company’s loans were construction and development loans, which typically are secured by a project under construction. It can be difficult to accurately evaluate the total funds required to complete a project and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, it may be unable to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period.

Table

In considering whether to make a loan secured by real property, the Company generally requires an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time of appraisal. These estimates may not accurately describe the value of the real property collateral and the Company may not be able to realize the full amount of any remaining indebtedness when it forecloses on and sells the relevant property.

If the Company forecloses on a loan with real estate assets as collateral, it will own the underlying real estate, subjecting it to the costs and potential risks associated with the ownership. The amount that may be realized after a default is dependent upon factors outside of the Company’s control, including, but not limited to, general or local economic conditions, environmental cleanup liability, assessments, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters.

The Company is subject to risks arising from loans in its loan portfolio collateralized by general business assets.

As of December 31, 2020, commercial and industrial loans were $743.0 million, or 25.3%, of the Company’s gross loans. Commercial and industrial loans are generally collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. Commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis and repayment is subject to the ongoing business operations risks of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than the Company anticipates, thus exposing it to increased credit risk.

The Company’s largest loan and deposit relationships currently make up significant percentages of the loan portfolio and deposits.

As of December 31, 2020, the Company’s 15 largest loan relationships, including related entities, totaled $494.4 million, or 16.8%, of its gross loans. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, the Company could be at serious risk of material losses. The ACL may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively impact the Company’s earnings and capital. Even if the loans are collateralized, a large increase in classified assets could harm the Company’s reputation with regulators and inhibit its ability to execute its business plan.

As of December 31, 2020, the Company’s 15 largest depositors, including related entities, totaled $550.8 million, or 16.7%, of total deposits. Several of the Company’s large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of their deposits could lead to a loss of other deposits from customers within the relationship. Withdrawals of deposits by any one of the Company’s largest depositors or by the related customer groups could force the Company to rely more heavily on borrowings and other sources of funding for its business and withdrawal demands, which may be more expensive and less stable.

The Company could be adversely impacted by the unexpected loss of the services of its executive management team and other key employees.

The Company’s success depends in large part on the performance of its executive management team and other key personnel, as well as on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense and the process of locating qualified key personnel may be lengthy and expensive. If any of the executive management team contract COVID-19, the Company may lose their services for an extended period of time, which would likely have a negative impact on its business and operations.

A significant percentage of the Company’s key employees and executive leaders live and work in Houston and Beaumont, Texas. This concentration of its personnel, technology, and facilities increases the Company’s risk of business disruptions if the COVID-19 pandemic (or a significant outbreak of another contagious disease) continues to impact the Houston, Beaumont or Dallas metropolitan areas negatively. The Houston market in particular experienced a dramatic rise in COVID-19 cases during a portion of the latter half of 2020. As a result, some of the Company’s employees and management contracted COVID-19. If the Company continues to experience cases of COVID-19 among the employees or such cases become widespread at the Company, it will place more pressure on the remaining employees to perform all functions across the organization while maintaining their health. Although certain remedial measures have been taken,

Table

including quarantine, temporary branch closure, remote working, and shift working, increased COVID-19 diagnoses may require the Company to take additional remediation measures and could impair its ability to conduct business. The Company may not be successful in retaining its key employees or finding adequate replacements for lost personnel.

The Company is subject to interest rate risk.

Changes in interest rates could have an adverse impact on the Company’s net interest income, business, financial condition and results of operations. Many factors outside the Company’s control impact interest rates, including governmental monetary policies and macroeconomic conditions. A majority of banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings are significantly dependent on its net interest income and are subject to “gaps” in the interest rate sensitivities of assets and liabilities that may negatively impact earnings. Interest rate increases often result in larger payment requirements for borrowers, which increase the potential for default and delayed payment, and reduces demand for collateral securing the loan. Further, loans in nonaccrual status require continued funding costs, but result in decreased interest income. Interest rate increases may also reduce the demand for loans and increase competition for deposits. Declining interest rates can increase loan prepayments and long-term fixed rate credits, which could adversely impact earnings and net interest margin if rates increase. If short-term interest rates remain at low levels for a prolonged period and longer-term interest rates fall, the Company could experience net interest margin compression as interest-earning assets would continue to reprice downward while interest-bearing liability rates could fail to decline in tandem. Changes in interest rates can also impact the value of loans, securities and other assets.

The Company is subject to liquidity risk.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or general financial market stress. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans and securities to ensure that it has adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, loan repayments, sales of the Company’s securities, sales of loans and other sources could have a negative impact liquidity.

The Company’s most important source of funds is deposits, which have historically been stable sources of funds. However, deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of the Company’s control, including increasing competitive pressure from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing funding costs and reducing net interest income and net income.

The Company has unfunded commitments to extend credit, which are formal agreements to lend funds to customers as long as there are no violations of any conditions established in the contracts. Unfunded credit commitments are not reflected on the Company’s consolidated balance sheet and are generally not drawn upon. Borrowing needs of customers may exceed the Company’s expectations, especially during a challenging economic environment where clients are more dependent on credit commitments. Increased borrowings under these commitments could adversely impact liquidity.

The Company’s access to funding sources, such as through its line of credit, capital markets offerings, borrowing from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank, or from other third-parties, in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

The Company is dependent on the use of data and modeling in its decision-making.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making and the employment of such analyses is becoming increasingly widespread in the Company’s operations. Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of AML regulations are all examples

Table

of areas which are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While the Company is not currently subject to annual Dodd-Frank Act stress testing and Comprehensive Capital Analysis and Review submissions, it anticipates that model-derived testing may become more extensively implemented by regulators in the future.

The Company anticipates data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements can be employed more widely and in differing applications. While the Company believes these quantitative techniques and approaches improve decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact its decision-making ability or if the Company became subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

The Company’s accounting estimates rely on analytical and forecasting models.

The processes the Company uses to estimate its ACL, assess the value of financial instruments, goodwill and other intangibles for potential credit losses or impairment depend upon the use of analytical and forecasting models, judgments, assumptions and estimates that impact the amounts reported in the Company’s consolidated financial statements and accompanying notes. The accounting policies the Company considers to be the most significant accounting policies and methods requiring judgments, assumptions and estimates are discussed further in “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

The Company’s goodwill, other intangibles and other long-lived assets may become impaired.

The Company reviews goodwill, other intangibles and other long-lived assets for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of these assets might be impaired. While the Company has not recorded any impairment charges related to these assets, future evaluations may result in findings of impairment and related write-downs.

Potential credit losses on securities held in the Company’s portfolio.

The Company invests in securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledge requirements and meeting regulatory capital requirements. Factors beyond the Company’s control can significantly and adversely influence the fair value of securities in its portfolio. For example, fixed rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or issuers, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an expected credit loss which would require the Company to record an ACL and related provision which would impact earnings. The process for determining whether securities are impaired requiring an ACL usually requires subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Although the Company has not recorded an ACL related to its securities portfolio as of December 31, 2020, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause it to record an ACL in future periods.

The Company is subject to risk arising from failure to maintain internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. In the past, significant deficiencies have been identified in the Company’s internal controls over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting. The Company’s actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of its financial statements, which in turn could harm its business, impair investor confidence in the accuracy and completeness of its financial reports, impair access to the capital markets, cause the price of the Company’s common stock to decline and subject it to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

Table

Changes in accounting standards could materially impact the Company’s financial statements.

From time to time the FASB or the SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. Such changes may result in the Company’s financial statements being subject to new accounting and reporting standards or change existing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond the Company’s control, can be hard to predict and can materially impact how it records and reports the Company’s financial condition and results of operations. In some cases, the Company may be required to apply a new standard, a revision to an existing standard or change the application of a standard in such a way that financial statements for periods previously reported are revised.

Potential repurchase and indemnity requests for loans sold to correspondent banks.

The Company originates residential mortgage loans for sale to correspondent banks who may resell such mortgages to government-sponsored enterprises, such as Federal National Mortgage Loan Association, or Fannie Mae, Federal Home Loan Mortgage Corporate, or Freddie Mac, and other investors. As a part of this process, the Company makes various representations and warranties to the purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, the Company could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. Although the Company did not repurchase any residential mortgage loans sold to correspondent banks in 2020, if it is forced to repurchase mortgage loans in the future that it previously sold to investors, or indemnify those investors, the Company’s business, financial condition and results of operations could be adversely impacted.

The Company’s growth strategy, which includes acquisitions and de novo branching, includes a number of risks.

The Company intends to pursue acquisition opportunities that it believes complement its activities and may enhance profitability and provide attractive risk-adjusted returns. The Company’s acquisition activities could be material to its business and involve a number of risks, including, but not limited to, the following:

●	competition from other banking organizations and other acquirers;
●	market pricing for desirable acquisitions resulting in lower than traditional returns;
●	the time and expense associated with identifying, evaluating, and negotiating acquisitions, including diversion of management time from the operation of the Company’s existing business;
●	using inaccurate estimates and judgments with respect to the health or value of acquisition targets;
●	failure to achieve expected revenues, earnings, savings or synergies from an acquisition;
●	unknown or contingent target liabilities, including compliance and regulatory issues;
●	the time and expense required of integration of target customers and data;
●	loss of key employees and customers;
●	reputational issues if the target’s management does not align with the Company’s culture and values;
●	risks of impairment to goodwill; and
●	regulatory delays.

The Company’s business strategy includes evaluating strategic opportunities to grow through de novo branching which carries with it certain potential risks, including: significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking locations; and difficulties successfully integrating and promoting the Company’s corporate culture among other challenges. Failure to adequately manage the risks associated with the Company’s growth through de novo branching could have a material adverse impact on its business, financial condition and results of operations.

Risks Related to the Economy and the Company’s Industry

The Company could be adversely impacted by natural disasters, pandemics and other catastrophes.

Table

The Company operates banking locations throughout the Houston and Beaumont areas, which are susceptible to hurricanes, tropical storms, other adverse weather conditions, pandemics and other catastrophes. In addition, man-made events such as acts of terror, governmental responses to acts of terror, malfunctions of the electronic grid and other infrastructure breakdowns (such as the grid failures in February 2021 resulting from unusually cold weather for the region) could adversely affect economic conditions in its markets. These adverse weather and catastrophic events can disrupt operations, cause widespread and extensive property damage, force the relocation of residents and significantly disrupt economic activity in the region, significantly depress the local economies in which the Company operates and adversely affect its customers. If the economies in the Company’s markets experience an overall decline because of a catastrophic event, demand for loans and its other products and services could decline. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on the Company’s loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses, interruptions of its customers’ operations or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the Company’s loans could be materially and adversely affected by a catastrophic event.

The Company be adversely impacted by sustained low oil prices, volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy-related business could have a negative impact on the Texas economy and adversely impact the Company’s results of operations and financial condition. Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices in the first quarter of 2020 negatively impacted the oil and gas industry and the overall Texas economy. Prolonged weak oil and gas prices may cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets and could lead to increased credit stress in its loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, sustained low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as significant job losses in industries tied to energy, lower spending habits, lower borrowing needs, negative impact on construction and real estate related to energy and a number of other potential impacts that are difficult to isolate or quantify. Oil and gas pricing and the resultant economic conditions may not recover meaningfully in the near term.

The Company operates in a highly competitive industry and market area.

The Company operates in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond the Company’s principal markets. The Company competes with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas it serves. Certain large banks headquartered outside of the Company’s markets and large community banking institutions target the same customers it does. Technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and mobile devices and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry has experienced rapid changes in technology and, as a result, the Company’s future success may depend in part on its ability to address customer needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks can also lead to increased competitive pressures on loan rates and terms for high-quality credits. The Company may not be able to compete successfully with other financial institutions in its markets and it may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of the Company’s nonbank competitors are not subject to the same extensive regulations that govern its activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. In addition, some of the Company’s current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than the Company may be able to accommodate.

Table

The Company could be adversely impacted by the soundness of other financial institutions.

Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, credit risk may be exacerbated when collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due.

Risks Related to Cybersecurity, Third-Parties and Technology

The Company depends on information technology and telecommunications systems, including third-party service providers.

The Company’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems including with third-party servicers and financial intermediaries. The Company relies on third-parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring its network and other processing services. The Company’s business depends on the successful and uninterrupted functioning of information technology and telecommunications systems and third-party service providers. The failure of these systems, an information security or cybersecurity breach involving any of the Company’s third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based, could adversely impact the Company’s business, financial condition and results of operations.

In addition, the Company’s primary federal regulator, the OCC, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. Any failure on the Company’s part to adequately oversee the actions of its third-party service providers could result in regulatory actions against the Bank.

The Company could be adversely impacted by fraudulent activity, breaches of its information security and cybersecurity attacks.

As a financial institution, the Company is susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against it, its clients, or third-parties with whom the Company interacts and that may result in financial losses or increased costs to it or its clients, disclosure or misuse of confidential information belonging to the Company or personal or confidential information belonging to its clients, misappropriation of assets, litigation, or damage to the Company’s reputation. The Company’s industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including within the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

The Company’s business is highly dependent on the security and efficacy of its infrastructure, computer and data management systems, as well as those of third-parties with whom it interacts or on whom it relies. The Company’s business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks and in the computer and data management systems and networks of third-parties. In addition, to access the Company’s network, products and services, its customers and other third-parties may use personal mobile devices or computing devices that are outside of the Company’s network environment and are subject to their own cybersecurity risks. All of these factors increase the Company’s risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk to the Company and in the financial services industry in general. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by the Company or by its clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things, obtain unauthorized access to

Table

confidential information belonging to the Company or its clients and customers; manipulate or destroy data; disrupt, sabotage or degrade service on a financial institution’s systems; or steal money.

Unfortunately, it is not always possible to anticipate, detect or recognize these threats to the Company’s systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

●	the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions;
●	these threats arise from numerous sources, not all of which are in the Company’s control, including among others, human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to its property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;
●	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
●	the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;
●	the vulnerability of systems to third-parties seeking to gain access to such systems either directly or by using equipment or security passwords belonging to employees, customers, third-party service providers or other users of the Company’s systems; and
●	the Company’s frequent transmission of sensitive information to, and storage of such information by, third-parties, including its vendors and regulators, and possible weaknesses that go undetected in the Company’s data systems notwithstanding the testing it conducts of those systems.

While the Company invests in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and it conduct periodic tests of its security systems and processes, the Company may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. As cyber-threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at the Company or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage its reputation with customers and third-parties with whom it does business. A successful penetration or circumvention of system security could expose the Company to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact its results of operations, liquidity and financial condition.

During 2018, the Company experienced a security incident involving the possible unauthorized access of certain personal information in the possession of the Bank. The Company takes the privacy of personal information seriously and took steps to address the incident promptly after it was discovered, including initiating an internal investigation into the incident and working with an independent forensic investigation firm to assist in the investigation of and response to the incident. The Company also reported the incident to law enforcement authorities. Based on the report of the independent forensic investigation firm, the Company believes that a phishing incident occurred where certain emails and attachments from two employee email accounts may have been accessed by an unauthorized person. The Company believes that these email accounts contained certain personal information for approximately 7,800 individuals. Although the Company’s investigation did not find any evidence that the incident involved any unauthorized access to or use of any of the Bank’s internal computer systems or network, and it believes that the access was limited to information that was contained in the email accounts of the two employees, the Company may become subject to claims in the future for purportedly fraudulent transactions or other matters arising out of the breach of information stored in the affected email accounts. Additionally, the incident may have a negative impact on the Company’s reputation if it becomes subject to claims in the future, and

Table

reputational harm arising out of such claims or litigation may cause its customers to lose confidence in the Company’s ability to safeguard their information.

Risks Related to Legal, Reputational and Compliance Matters

The Company is subject to laws regarding the privacy, information security and protection of personal information.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third-parties with whom the Company contracts to provide data services. The Company also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third-parties). For example, the Company’s business is subject to the GLB Act which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about customers with nonaffiliated third-parties; (ii) requires that it to provide certain disclosures to customers about information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with nonaffiliated third-parties (with certain exceptions); and (iii) requires that it develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of the Company’s activities and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. There are various state and federal data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs.

Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third-parties have appropriate controls in place to protect the confidentiality of the information that they exchange with it, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third-parties), the Company could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard personal information, or even the perception that such measures are inadequate, could cause it to lose customers or potential customers for its products and services and thereby reduce its revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties and could damage the Company’s reputation and otherwise adversely impact its operations and financial condition.

The Company could be adversely impacted by employee errors and customer or employee fraud.

As a financial institution, employee errors and employee or customer misconduct could cause financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of customers or improper use of confidential information, each of which can be damaging to the Company. It is not always possible to prevent employee errors and misconduct and the precautions taken to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect it from material losses associated with these risks, including losses resulting from any associated business interruption. If these internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely impact the Company’s business, financial condition and results of operations.

The Company depends on the accuracy and completeness of information provided by its borrowers and counterparties.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, the Company relies on information furnished by, or on behalf of, borrowers and counterparties, including financial statements,

Table

credit reports, auditors reports, other financial information and representations as to accuracy and completeness of that information. Any intentional or negligent misrepresentation, if undetected prior to loan funding, may significantly lower the value of the loan, and the Company may be subject to regulatory action. The Company generally bears the risk of loss associated with these misrepresentations. The Company’s controls and processes may not detect misrepresented information. Any such misrepresented information could adversely impact the Company’s business, financial condition and results of operations.

The Company may be subject to environmental liabilities in connection with the real properties it owns and the foreclosure on real estate assets securing the loan portfolio.

The Company may purchase real estate in connection with its acquisition and expansion efforts, or it may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans. The Company could be subject to environmental investigation, remediation, or liabilities with respect to those properties. The costs associated with investigation or remediation activities or based on third-party common law claims could be substantial and may substantially exceed the value of the affected properties or the loans secured by those properties. The Company may not have adequate remedies against the prior owners or other responsible parties and may not be able to resell the affected properties either before or after completion of any removal or abatement procedures.

The Company is subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company also uses trademarks and logos for marketing purposes, and third-parties may allege that the Company’s marketing, processes or systems may infringe their intellectual property rights. Competitors of the Company’s vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to the Company. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation that can be expensive, time-consuming, and disruptive to operations and distracting to management.

In addition to litigation relating to intellectual property, the Company is regularly involved in litigation matters in the ordinary course of business. While the Company believes that these litigation matters should not have a material adverse impact on its business, financial condition, results of operations or future prospects, it may be unable to successfully defend or resolve any current or future litigation matters.

Negative public opinion regarding the Company or its failure to maintain the Company’s or the Bank’s reputation in the communities served could adversely impact business.

As a community bank, the Company’s reputation within the communities served is critical to its success. The Company believes it has set itself apart from competitors by building strong personal and professional relationships with its customers and by being an active member of the communities it serves. The Company strives to enhance its reputation by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves and delivering superior service to customers. If the Company’s reputation is negatively affected by the actions of its employees or otherwise, the Company may be less successful in attracting new talent and customers or may lose existing customers. Further, negative public opinion can expose the Company to litigation and regulatory action and could delay and impede efforts to implement its expansion strategy.

Risks Related to the Regulation of the Company’s Industry

The Company operates in a highly regulated environment.

The Company is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s shareholders, but rather, they are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S.

Table

Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional operating costs. Failure to comply with these laws and regulations could subject the Company to restrictions on business activities, enforcement actions and fines and other penalties, any of which could adversely affect the Company’s results of operations, regulatory capital levels and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely impact the Company’s business, financial condition and results of operations. See “Part I—Item 1.—Business—Supervision and Regulation.”

The Company could be adversely impacted if it fails to comply with any supervisory actions.

As part of the bank regulatory process, the OCC and the Federal Reserve periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of the Company’s operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital levels, to restrict growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. Becoming subject to such regulatory actions could adversely impact the Company’s reputation, business, financial condition and results of operations.

The Bank entered into an Agreement with the OCC which subjects it to restrictions and will require it to designate a significant amount of resources to comply with the terms of the Agreement.

On June 18, 2020, the Bank and the OCC entered into an Agreement with regard to BSA/AML compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. See “Part II Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information regarding the Agreement. The Bank is working to promptly address the requirements of the Agreement. However, if the Bank does not successfully address the OCC’s concerns in the Agreement or fully comply with its provisions, the Bank could be subject to further regulatory scrutiny, civil monetary penalties, further regulatory sanctions and/or other enforcement actions. The Company or the Bank may also become subject to formal or informal enforcement actions by other regulatory agencies. Any of those events could have a material adverse impact on future operations, financial condition, growth, or other aspects of the Company’s business.

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

Many of the Company’s new activities and expansion plans require regulatory approvals and failure to obtain them may restrict growth.

The Company intends to complement and expand its business by pursuing strategic acquisitions of financial institutions and other complementary businesses and de novo branching. Generally, the Company must receive federal regulatory approval before it can acquire a depository institution or related business insured by the FDIC, or before it can open a new branch. Such regulatory approvals may not be granted on acceptable terms or at all. The Company may also be required to sell banking locations as a condition to receiving regulatory approval, which may not be acceptable or may reduce the benefit of any acquisition.

The Company faces a risk of noncompliance and enforcement action related to AML statutes and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and frequently coordinates enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, the Drug Enforcement Administration

Table

and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC. To comply with regulations, guidelines and examination procedures in this area, the Company has dedicated significant resources to its AML program. If the Company’s policies, procedures, systems and practices are deemed deficient, it could be subject to liability, including fines, regulatory actions such as restrictions on its ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of its business plans, including acquisitions and de novo branching, and criminal sanctions.

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA and AML laws and regulations.

The Bank is the subject of an investigation by FinCEN and the Bank is cooperating with this investigation. The Bank has incurred material fees and expenses regarding with this matter and may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation. Additionally, the Bank could be subject to additional liability or restrictions on its operations in the event the investigation results in some type of finding of a deficiency in its program that results in an enforcement action or civil money penalty which could have a material adverse impact on the Company and its operations.

The Company is subject to numerous laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse impact on the Company’s business, financial condition and results of operations if any such rules limit the Company’s ability to provide such financial products or services.

A successful regulatory challenge to the Company’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties can also challenge the Bank’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse impact on the Company’s business, financial condition and results of operations.

Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse impact on the Company’s business, financial condition and results of operations.

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. The Company is responsible for, among other things, blocking accounts of and transactions with such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. The Company is subject to the Foreign Corrupt Practices Act, or the FCPA through the Bank and the Company’s agents and employees, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it may operate. The Company has implemented policies, procedures and internal controls that are designed to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA, could have serious legal and reputational consequences for the Company.

Table

Federal, state and local consumer lending laws may restrict the Company’s ability to originate certain mortgage loans or increase the risk of liability with respect to such loans.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is the Company’s policy not to make predatory loans, but these laws create the potential for liability with respect to the Company’s lending and loan investment activities. They increase the Company’s cost of doing business and, ultimately, may prevent it from making certain loans and cause it to reduce the average percentage rate or the points and fees on loans that the Company makes.

Federal, state and local regulations and/or the licensing of loan servicing, collections and the Company’s sales of loans to third-parties may increase the cost of compliance and the risks of noncompliance and subject it to litigation.

The Company services some of its loans and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, the Company may incur additional significant costs to comply with such requirements, which may further adversely affect it. In addition, if the Company were subject to regulatory investigation or regulatory action regarding its loan modification and foreclosure practices, the Company’s financial condition and results of operations could be adversely impacted.

In addition, the Company sells loans to third-parties and as part of these sales, the Company makes various representations and warranties. Breaches of these representations and warranties may result in a requirement that the Company repurchases the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of the Company’s business or its failure to comply with applicable laws and regulations could possibly lead to civil and criminal liability, loss of licensure, damage the Company’s reputation in the industry, fines, penalties and litigation, including class action lawsuits and administrative enforcement actions.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely impact the Company’s ability to attract and retain its highest performing employees.

In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the way the Company structures compensation for its executives and other employees. Depending on the nature and application of the final rules, the Company may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that the Company has established with its clients may be impaired and the Company’s business, financial condition and results of operations could be adversely impacted.

Increases in FDIC insurance premiums could adversely impact earnings and results of operations.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In 2010, the FDIC increased the Deposit Insurance Fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the Deposit Insurance Fund’s reserve ratio and the FDIC is required to put in place a restoration plan should the Deposit Insurance Fund fall below its 1.35% minimum reserve ratio. If the Deposit Insurance Fund falls below its minimum reserve ratio or fails to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Further, if there are additional financial institution failures that affect the Deposit Insurance Fund, the Bank may be required to pay higher FDIC premiums.

Table

The Federal Reserve may require the Company to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when resources are limited and the Company may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right with payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company to make a capital injection to a subsidiary bank often becomes more difficult and expensive relative to other corporate borrowings.

The Company could be adversely impacted by monetary policies and regulations of the Federal Reserve.

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant impact on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although the Company cannot determine the effects of such policies on it, such policies could adversely impact the Company’s business, financial condition and results of operations.

The Company is subject to commercial real estate lending guidance issued by the federal banking regulators that impacts its operations and capital requirements.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions regarding concentrations in commercial real estate lending. See “Item 1. Business—Supervision and Regulation—Concentrated Commercial Real Estate Lending Obligations.” Under the guidance, a financial institution that, like the Bank is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations.

The focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance provides that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While the Company believes it has implemented policies and procedures with respect to its commercial real estate loan portfolio consistent with this guidance, bank regulators could require the Company to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to the Company or that may result in a curtailment of its commercial real estate lending and/or the requirement that the Bank maintains higher levels of regulatory capital, either of which would adversely impact the Company’s loan originations and profitability.

Table

The Company has made loans to and accepted deposits from related parties.

From time to time, the Bank has made loans to and accepted deposits from certain of the Company’s directors and officers and the directors and officers of the Bank in compliance with applicable regulations and the Company’s written policies. The Company’s business relationships with related parties are highly regulated. In particular, the Company’s ability to do business with related parties is limited with respect to, among other things, extensions of credit described in the Federal Reserve’s Regulation O and covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. If the Company fails to comply with any of these regulations, it could be subject to enforcement and other legal actions by the Federal Reserve.

Risks Related to Ownership of the Company’s Common Stock

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock may be highly volatile, which may make it difficult for shareholders to resell their shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of the Company’s common stock, including, without limitation:

●	actual or anticipated fluctuations in operating results, financial condition or asset quality;
●	changes in economic or business conditions;
●	the effects of and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
●	publication of research reports about the Company, its competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of the Company’s financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
●	operating and stock price performance of companies that investors deemed comparable to the Company;
●	additional or anticipated sales of the Company’s common stock or other securities by the Company or its existing shareholders;
●	additions or departures of key personnel;
●	perceptions in the marketplace regarding competitors or the Company, including the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors;
●	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and
●	other news, announcements or disclosures (whether by the Company or others) related to the Company, its competitors, its primary markets or the financial services industry.

The stock market and especially the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of companies. In addition, significant fluctuations in the trading volume of the Company’s common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of the Company’s common stock and could make it difficult to sell shares at the volume, prices and times desired.

Future sales and issuances of the Company’s capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of its shareholders.

The Company may issue additional securities in the future and from time to time, including as consideration in future acquisitions or under compensation or incentive plan. Future sales and issuances of the Company’s common stock or rights to purchase its common stock could result in substantial dilution to the Company’s existing shareholders. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of the Company’s common stock. The Company may grant registration rights covering shares of its common stock or other securities in connection with acquisitions and investments.

Table

The obligations associated with being a public company require significant resources and management attention.

As a public company, the Company’s legal, accounting, administrative and other costs and expenses are substantial. The Company is subject to the reporting requirements of the Exchange Act and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board, or PCAOB and the Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and Nasdaq rules has made certain operating activities more time-consuming. Further, the Company’s reporting burden will increase when it no longer qualifies for the scaled disclosure allowed as an “emerging growth company” under the JOBS Act. When these exemptions cease to apply, the Company will likely incur additional expenses and devote increased management effort toward compliance.

The Company’s management and Board of Directors have significant control over its business.

The Company’s directors and named executive officers beneficially owned approximately 25.8% of its outstanding common stock as a group at December 31, 2020. Consequently, the Company’s management and Board of Directors may be able to significantly affect its affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of the Company’s shareholders, such as mergers, the sale of substantially all the Company’s assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of the Company’s other shareholders to approve transactions that they may deem to be in the best interests of the Company. The interests of these insiders could conflict with the interests of the Company’s other shareholders.

The holders of the Company’s debt obligations have priority over its common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

In the event of any liquidation, dissolution or winding up of the Company, its common stock would rank below all claims of debt holders against the Company. The Company’s debt obligations are senior to its shares of common stock. As a result, the Company must make payments on its debt obligations before any dividends can be paid on its common stock. In the event of bankruptcy, dissolution or liquidation, the holders of the Company’s debt obligations must be satisfied before any distributions can be made to the holders of the Company’s common stock. To the extent that the Company issues additional debt obligations, they will be of equal rank with, or senior to, the Company’s existing debt obligations and senior to shares of the Company’s common stock.

The Company may issue shares of preferred stock in the future.

The Company’s certificate of formation authorizes it to issue up to 10,000,000 shares of one or more series of preferred stock. The Company’s Board of Directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company’s shareholders. The Company’s preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of its common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discourage bids for its common stock at a premium over the market price and materially adversely impact the market price and the voting and other rights of the holders of the Company’s common stock.

The Company is dependent upon the Bank for cash flow and the Bank’s ability to make cash distributions is restricted.

The Company’s primary tangible asset is the stock of the Bank. As such, the Company depends upon the Bank for cash distributions that it uses to pay its operating expenses, satisfy obligations and to pay dividends on its common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, the OCC can restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to the Company, it will not be able to pay dividends on its common stock.

Table

The Company’s dividend policy may change without notice and its future ability to pay dividends is subject to restrictions.

Although the Company has historically paid dividends to its shareholders, the Company has no obligation to continue doing so and may change its dividend policy at any time without notice to holders of its common stock. Holders of the Company’s common stock are only entitled to receive such cash dividends as its Board of Directors may declare out of funds legally available for such payments. Furthermore, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, the Company has made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of its common stock.

The Company is also subject to regulation by the Federal Reserve requiring that it inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on its debt obligations. If required payments on the Company’s debt obligations are not made or are deferred, or dividends on any preferred stock the Company may issue are not paid, the Company will be prohibited from paying dividends on its common stock.

In addition, the Company’s ability to declare or pay dividends is also subject to the terms of its loan agreement, which prohibits it from declaring or paying dividends upon the occurrence and during the continuation of an event of default. See “Part II—Item 8.—Financial Statements and Supplementary Data—Note 11.”

The Company’s corporate organizational documents and provisions of federal and state law to which it is subject contain certain provisions that could have an anti-takeover effect.

The Company’s certificate of formation and its bylaws (each as amended and restated) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of the Company’s incumbent Board of Directors or management. The Company’s governing documents include provisions that:

●	empower its Board of Directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by the Board of Directors;
●	establish a classified Board of Directors, with directors of each class serving a three-year term upon completion of a phase-in period;
●	provide that directors may only be removed from office for cause and only upon a majority shareholder vote;
●	eliminate cumulative voting in elections of directors;
●	permit its Board of Directors to alter, amend or repeal the Company’s amended and restated bylaws or to adopt new bylaws;
●	calling a special shareholders’ meeting requires the request of holders of at least 50.0% of the outstanding shares of the Company’s capital stock entitled to vote;
●	prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
●	require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at the Company’s annual meeting of shareholders, to provide timely notice of their intent in writing; and
●	enable the Company’s Board of Directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the CIBC Act. These laws could delay or prevent an acquisition.

Furthermore, the Company’s bylaws provide that the state or federal courts located in Jefferson County, Texas, the county in which Beaumont is located, will be the exclusive forum for: (i) any actual or purported derivative action or

Table

proceeding brought on the Company’s behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of the Company’s directors or officers; (iii) any action asserting a claim against the Company or its directors or officers arising pursuant to the Texas Business Organizations Code, the Company’s certificate of formation, or its bylaws; or (iv) any action asserting a claim against the Company or its officers or directors that is governed by the internal affairs doctrine. Shareholders of the Company will be deemed to have notice of and have consented to the provisions of the Company’s bylaws related to choice of forum. The choice of forum provision in the Company’s bylaws may limit its shareholders’ ability to obtain a favorable judicial forum for disputes with it. Alternatively, if a court were to find the choice of forum provision contained in the Company’s bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates 35 banking locations, all of which are in Texas. The headquarters of the Bank is located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861-7200. A majority of the Company’s executives are located in Houston at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210-7600. The Bank operates branches in the following Texas locations:

	Number of Branches	Owned	Leased
Houston market:
Baytown	1	1	—
Boling	1	1	—
Crosby	2	2	—
Houston	9	3	6
Humble	1	1	—
Pasadena	1	1	—
Sugar Land	1	1	—
Tomball	1	1	—
Wharton	1	—	1
The Woodlands	1	—	1
	19	11	8
Beaumont market:
Beaumont	4	2	2
Buna	1	1	—
Jasper	1	1	—
Kirbyville	1	1	—
Lumberton	1	1	—
Nederland	1	1	—
Newton	1	1	—
Orange	1	1	—
Port Arthur	1	1	—
Silsbee	1	1	—
Vidor	1	1	—
Woodville	1	1	—
	15	13	2
Dallas market:
Preston Center	1	—	1
Total	35	24	11

Table

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive-in and leases the branch. The Company believes that lease terms for the 11 branches that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2023 to 2045, without consideration of any renewal periods available.

Item 3. Legal Proceedings

The Company is not currently subject to any material legal proceedings. The Company is from time to time subject to claims and litigation arising in the ordinary course of business.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect the Company’s reputation, even if resolved in its favor.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of the Company’s common stock are traded on the Nasdaq under the symbol “CBTX”.

Holders of Record

As of February 17, 2021, there were approximately 442 holders of record of the Company’s common stock. Additionally, a greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Equity compensation plans approved by shareholders(1)	156,000	$18.95	1,272,057
Equity compensation plans not approved by shareholders	—	—	—
Total	156,000	$18.95	1,272,057
(1)	The number of shares available for future issuance includes 308,857 shares available under the Company’s 2017 Omnibus Incentive Plan and 963,200 shares available under the Company’s 2014 Stock Option Plan.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2019, the Company’s Board of Directors authorized a share repurchase program, or the 2019 Repurchase Program, under which the Company was authorized to repurchase up to $40.0 million of the Company’s common stock through September 30, 2020. On March 18, 2020, the Company temporarily suspended the 2019 Repurchase Program in light of the challenges presented by the COVID-19 pandemic and surrounding events. On September 9, 2020, the Company reinstated the 2019 Repurchase Program. During 2020, 282,363 shares were repurchased under the Company’s 2019 Repurchase Program at an average price of $21.41 per share and during 2019, 100 shares were repurchased under this plan at $27.98 per share. The 2019 Repurchase Program expired on September 30, 2020.

Table

On September 9, 2020, the Company’s Board of Directors authorized a subsequent share repurchase program, or the 2020 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting October 1, 2020 through September 30, 2021. Repurchases under the 2020 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. During 2020, 149,451 shares were repurchased under the 2020 Repurchase Program at an average price of $19.13 per share.

Shares repurchased in 2020 and 2019 were retired and returned to the status of authorized but unissued shares.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended December 31, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Maximum
			Number of	Number of Shares That
			Shares Purchased	May Yet be Purchased
	Number of	Average Price	as Part of Publicly	Purchased Under the Plan
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	at the End of the Period(3)
October 1, 2020 - October 31, 2020	—	$ 19.02	129,829	2,109,533
November 1, 2020 - November 30, 2020	7,699	$ 19.79	19,622	1,815,513
December 1, 2020 - December 31, 2020	118	$ 21.95	—	1,562,154
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2020 Repurchase Plan described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of the periods shown.

Table

Stock Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading on November 7, 2017 and for the last trading date of each year from 2017 to 2020, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Bank Index for the same periods. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 7, 2017, in the Company’s common stock, including reinvestment of dividends and October 31, 2017 in the Nasdaq Composite Index and the Nasdaq Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

Dollars	11/7/17	12/17	12/18	12/19	12/20
CBTX, Inc.	100.0	106.11	105.84	113.55	94.99
NASDAQ Composite	100.0	102.83	99.91	136.58	197.92
NASDAQ Bank	100.0	101.83	84.68	105.03	97.19

Table

Item 6. Selected Financial Data

The following consolidated selected financial data as of and for the five-year period ended December 31, 2020, is derived from the Company’s audited financial statements and should be read in conjunction with “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and equivalents	$538,007	$372,064	$382,070	$326,199	$382,103
Loans excluding loans held for sale	2,924,117	2,639,085	2,446,823	2,311,544	2,154,885
Allowance for credit losses	(40,637)	(25,280)	(23,693)	(24,778)	(25,006)
Loans, net	2,883,480	2,613,805	2,423,130	2,286,766	2,129,879
Goodwill and other intangible assets, net	85,121	85,888	86,725	87,720	88,741
Total assets	3,949,217	3,478,544	3,279,096	3,081,083	2,951,522
Noninterest-bearing deposits	1,476,425	1,184,861	1,183,058	1,109,789	1,025,425
Interest-bearing deposits	1,825,369	1,667,527	1,583,224	1,493,183	1,515,335
Total deposits	3,301,794	2,852,388	2,766,282	2,602,972	2,540,760
Federal Home Loan Bank Advances	50,000	50,000	-	-	-
Shareholders’ equity	546,451	535,721	487,625	446,214	357,637
Income Statement Data:
Interest income	$138,693	$153,395	$135,759	$116,659	$109,951
Interest expense	10,087	17,407	11,098	8,885	8,405
Net interest income	128,606	135,988	124,661	107,774	101,546
Provision (recapture) for credit losses	18,892	2,385	(1,756)	(338)	4,575
Net interest income after provision (recapture) for credit losses	109,714	133,603	126,417	108,112	96,971
Noninterest income	14,781	18,628	14,252	14,204	15,749
Noninterest expense	92,100	90,143	82,016	78,292	73,502
Income before income taxes	32,395	62,088	58,653	44,024	39,218
Income tax expense	6,034	11,571	11,364	16,453	12,010
Net income	$26,361	$50,517	$47,289	$27,571	$27,208
Share and Per Share Data:
Earnings per share - basic	$1.06	$2.03	$1.90	$1.23	$1.23
Earnings per share - diluted	1.06	2.02	1.89	1.22	1.22
Dividends per share	0.40	0.40	0.20	0.20	0.20
Book value per share	22.20	21.45	19.58	17.97	16.21
Tangible book value per share(1)	18.74	18.01	16.10	14.44	12.19
Weighted-average common shares outstanding- basic	24,761	24,926	24,859	22,457	22,049
Weighted-average common shares outstanding- diluted	24,803	25,053	25,018	22,573	22,235
Common shares outstanding at period end	24,613	24,980	24,907	24,833	22,062

(table continued on next page)

Table

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	0.70%	1.50%	1.50%	0.93%	0.94%
Return on average shareholders' equity	4.85%	9.81%	10.18%	7.18%	7.79%
Net interest margin - tax equivalent basis	3.73%	4.42%	4.35%	4.06%	3.96%
Efficiency ratio(2)	64.23%	58.30%	59.04%	64.19%	62.66%
Selected Ratios:
Loans excluding loans held for sale to deposits	88.56%	92.52%	88.45%	88.80%	84.81%
Noninterest-bearing deposits to total deposits	44.72%	41.54%	42.77%	42.64%	40.36%
Cost of total deposits	0.30%	0.58%	0.40%	0.30%	0.29%
Credit Quality Ratios:
Nonperforming assets to total assets	0.61%	0.03%	0.11%	0.27%	0.27%
Nonperforming loans to loans excluding loans held for sale	0.82%	0.04%	0.14%	0.33%	0.29%
Allowance for credit losses to nonperforming loans	169.20%	2,587.51%	678.88%	324.06%	400.80%
Allowance for credit losses to loans excluding loans held for sale	1.39%	0.96%	0.97%	1.07%	1.16%
Net charge-off (recovery) to average loans	0.13%	0.03%	(0.03)%	—	0.23%
Liquidity and Capital Ratios:
Total shareholders' equity to total assets	13.84%	15.40%	14.87%	14.48%	12.12%
Tangible equity to tangible assets(1)	11.94%	13.26%	12.56%	11.98%	9.39%
Common equity tier 1 capital ratio	15.45%	15.52%	14.71%	14.19%	11.52%
Tier 1 risk-based capital ratio	15.45%	15.52%	14.76%	14.44%	11.78%
Total risk-based capital ratio	16.71%	16.41%	15.63%	15.42%	12.85%
Tier 1 leverage ratio	12.00%	13.11%	12.74%	12.30%	9.78%

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

Table

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible Equity
Total shareholders’ equity	$546,451	$535,721	$487,625	$446,214	$357,637
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	80,950
Other intangibles	4,171	4,938	5,775	6,770	7,791
Tangible equity	$461,330	$449,833	$400,900	$358,494	$268,896
Tangible Assets
Total assets	$3,949,217	$3,478,544	$3,279,096	$3,081,083	$2,951,522
Adjustments:
Goodwill	80,950	80,950	80,950	80,950	80,950
Other intangibles	4,171	4,938	5,775	6,770	7,791
Tangible assets	$3,864,096	$3,392,656	$3,192,371	$2,993,363	$2,862,781

Common shares outstanding	24,613	24,980	24,907	24,833	22,062

Book value per share	$22.20	$21.45	$19.58	$17.97	$16.21
Tangible book value per share	$18.74	$18.01	$16.10	$14.44	$12.19

Total shareholders’ equity to total assets	13.84%	15.40%	14.87%	14.48%	12.12%
Tangible equity to tangible assets	11.94%	13.26%	12.56%	11.98%	9.39%

Table

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I—Item 1A. —Risk Factors” and the following:

●	natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms, tropical depressions and winter storms on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of the COVID-19 pandemic and the sustained instability in the oil and gas industry (including risks related to its customers’ credit quality, deferrals and modifications to loans, the Company’s ability to borrow, and the impact of a resultant recession generally);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general and in the financial services industry and within the Company’s primary markets;
●	volatility and direction of oil prices, including risks related to the collapse and instability in oil prices, and the strength of the energy industry, generally and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries, including the creditworthiness of energy company borrowers;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for PPP loans and the risk of holding such loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;
●	the failure of certain third-party vendors to perform;

Table

●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the FinCEN, or reviews or the ability to obtain required regulatory approvals;
●	the Company’s ability to meet the requirements of the Agreement with the OCC, and the risk that such Agreement may have a negative impact on the Company’s financial performance and results of operations;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to the COVID-19 pandemic and newly enacted fiscal stimulus that impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals; and
●	other risks, uncertainties, and factors that are discussed from time to time in reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic and the sustained instability of the oil and gas industry. Undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Part II—Item 6.—Selected Financial Data” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Part I—Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

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

Table

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

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA/AML. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of the investigation, and the Bank may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

On June 18, 2020, the Bank and the OCC entered into an Agreement, with regard to BSA/AML compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. Specifically, the Agreement requires the Bank to take certain actions, including, but not limited to: (i) establishing a Compliance Committee to oversee the Bank’s compliance with the Agreement; (ii) ensuring that the BSA/AML staff has sufficient authority and resources to fulfill its responsibilities; (iii) developing, implementing, and adhering to a written program of policies and procedures to provide for compliance with the BSA, including with respect to model risk management for automated monitoring systems; (iv) establishing policies and procedures for performing customer due diligence/enhanced due diligence and customer risk identification processes; (v) adopting and adhering to an independent BSA/AML audit program; (vi) developing, implementing, and adhering to a comprehensive training program for all appropriate Bank employees to ensure their awareness of their responsibility for compliance with the requirements of the BSA, the Bank’s relevant policies, procedures, and processes, and of relevant examples of red flags for money laundering, terrorist financing, and suspicious activity; and (vii) performing a review of account and transaction activity for certain time periods.

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

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, have negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. As a result of these factors and the impact on the loan portfolio, the Company increased the ACL and provision for credit losses during the year ended December 31, 2020, which negatively impacted the Company’s net income. The COVID-19 pandemic is ongoing, and the future impact cannot be determined at this point, but it could materially affect the Company’s future financial and operational results. See “Part I—Item 1A.—Risk Factors.”

Table

Loans with a risk grade of substandard, past due loans, loans individually evaluated for credit losses and nonperforming assets increased during 2020, primarily as a result of the impact of the COVID-19 pandemic and sustained instability in the oil and gas industry on the Company’s borrowers. The risk gradings of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans as of the dates indicated below were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
(Dollars in thousands)	2020	2020	2020	2020	2019
Pass	$2,835,768	$2,883,026	$2,874,412	$2,613,087	$2,582,970
Special mention	14,088	5,953	3,245	14,155	34,742
Substandard	86,814	89,348	70,110	51,169	28,961
Gross loans	$2,936,670	$2,978,327	$2,947,767	$2,678,411	$2,646,673
Past due loans:
30 to 59 days past due	$1,463	$14,629	$5,329	$6,202	$2,071
60 to 89 days past due	2,074	7,464	—	7	563
90 days or greater past due	2,375	5,103	57	32	240
Total past due loans	$5,912	$27,196	$5,386	$6,241	$2,874
Loans individually evaluated:
Accruing troubled debt restructurings	$32,880	$35,494	$33,781	$14,858	$8,441
Non-accrual troubled debt restructurings	19,173	10,123	1,019	1,044	393
Total troubled debt restructurings	52,053	45,617	34,800	15,902	8,834
Other non-accrual	4,844	5,453	10,149	404	584
Other accruing	746	9,844	2,458	3,530	3,499
Total loans individually evaluated	$57,643	$60,914	$47,407	$19,836	$12,917
Nonperforming assets:
Nonaccrual loans	$24,017	$15,576	$11,168	$1,448	$977
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	24,017	15,576	11,168	1,448	977
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$24,017	$15,576	$11,168	$1,448	$977

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020. The deferral periods ranged from one to six-months, with the majority of the deferrals involving three-month arrangements. As of December 31, 2020, the Company had 21 loans subject to such deferral arrangements with total outstanding principal of $38.4 million, down from 41 loans subject to deferral arrangement with total outstanding principal of $82.4 million as of September 30, 2020 and down from 689 loans subject to deferral arrangement with total outstanding principal of $545.0 million at June 30, 2020. Of the 21 loans subject to deferral arrangements at December 31, 2020, 18 loans totaling $35.1 million were scheduled to revert to their original payment schedules in the first quarter of 2021.

During the year ended December 31, 2020, the Company participated in PPP financing under the CARES Act. See “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” and “Part I—Item 1A.—Risk Factors.”

Table

Results of Operations

Year Ended December 31, 2020 vs Year Ended December 31, 2019

Net income was $26.4 million for the year ended December 31, 2020 and $50.5 million for the year ended December 31, 2019. The decrease of $24.1 million was primarily due to an increase of $16.5 million in the provision for credit losses during 2020 and a $7.4 million decrease in net interest income. See further analysis of these changes in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands, except per share data and percentages)	2020	2019	Increase (Decrease)
Interest income	$138,693	$153,395	$(14,702)	(9.6)%
Interest expense	10,087	17,407	(7,320)	(42.1)%
Net interest income	128,606	135,988	(7,382)	(5.4)%
Provision for credit losses	18,892	2,385	16,507	692.1%
Noninterest income	14,781	18,628	(3,847)	(20.7)%
Noninterest expense	92,100	90,143	1,957	2.2%
Income before income taxes	32,395	62,088	(29,693)	(47.8)%
Income tax expense	6,034	11,571	(5,537)	(47.9)%
Net income	$26,361	$50,517	$(24,156)	(47.8)%
Earnings per share - basic	$1.06	$2.03
Earnings per share - diluted	1.06	2.02
Dividends per share	0.40	0.40
Return on average assets	0.70%	1.50%
Return on average shareholders' equity	4.85%	9.81%

Net Interest Income

Net interest income was $128.6 million for the year ended December 31, 2020, compared to $136.0 million for the year ended December 31, 2019. Net interest income decreased $7.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to higher average interest-bearing deposits, lower rates on loans, securities and other interest-earning assets, partially offset by the impact of lower rates on deposits and increased average loans and other interest-earning assets.

The yield on interest-earning assets was 3.98% for the year ended December 31, 2020, compared to 4.95% for the year ended December 31, 2019. The cost of interest-bearing liabilities was 0.57% for the year ended December 31, 2020 and 1.07% for the year ended December 31, 2019. The Company’s net interest margin on a tax equivalent basis was 3.73% for the year ended December 31, 2020, compared to 4.42% for the year ended December 31, 2019. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis during 2020.

The yield on loans for the year ended December 31, 2020 was impacted by the Company’s participation in  PPP financing as PPP loans are at unfavorable interest rates relative to other loans the Company originates. The Company recognized a net yield of 2.79% on PPP loans during the year ended December 31, 2020. Without PPP loans, the Company’s average yield on loans would have been 4.75% instead of 4.60%.

Interest earned on PPP loans for the year ended December 31, 2020 included the recognition of $4.0 million of origination fee income, net of associated costs, related to PPP loans. At December 31, 2020, the Company had $4.2 million of deferred loan fees and costs related to PPP loans outstanding.

On January 19, 2021, the Company began participating in the second round of PPP financing, which may negatively impact the average yield on loans in 2021 depending on the number of loans the Company originates under the PPP.

Table

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Years Ended December 31,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate	Balance	Interest Paid	Rate
Assets
Interest-earning assets:
Total loans(1)	$2,862,911	$131,678	4.60%	$2,608,505	$141,388	5.42%
Securities	236,625	4,768	2.02%	233,543	5,954	2.55%
Other interest-earning assets	366,628	1,568	0.43%	243,349	5,333	2.19%
Equity investments	14,874	679	4.57%	14,852	720	4.85%
Total interest-earning assets	3,481,038	$138,693	3.98%	3,100,249	$153,395	4.95%
Allowance for credit losses for loans	(35,448)			(24,971)
Noninterest-earning assets	312,672			299,387
Total assets	$3,758,262			$3,374,665
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,703,543	$9,168	0.54%	$1,566,038	$15,999	1.02%
Federal Home Loan Bank advances	55,205	903	1.64%	61,589	1,386	2.25%
Repurchase agreements	1,631	1	0.06%	1,046	3	0.29%
Note payable and junior subordinated debt	—	15	—	—	19	—
Total interest-bearing liabilities	1,760,379	$10,087	0.57%	1,628,673	$17,407	1.07%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,404,027			1,193,527
Other liabilities	50,464			37,458
Total noninterest-bearing liabilities	1,454,491			1,230,985
Shareholders’ equity	543,392			515,007
Total liabilities and shareholders’ equity	$3,758,262			$3,374,665
Net interest income		$128,606			$135,988
Net interest spread(2)			3.41%			3.88%
Net interest margin(3)			3.69%			4.39%
Net interest margin - tax equivalent(4)			3.73%			4.42%

(1)	Includes average outstanding balances related to loans held for sale.
(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	Tax equivalent adjustments of $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

Table

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

	Year Ended December 31, 2020,
	Compared to Year Ended December 31, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(23,886)	$13,789	$387	$(9,710)
Securities	(1,281)	79	16	(1,186)
Other interest-earning assets	(6,480)	2,700	15	(3,765)
Equity investments	(44)	1	2	(41)
Total increase (decrease) in interest income	(31,691)	16,569	420	(14,702)
Interest-bearing liabilities:
Interest-bearing deposits	(8,278)	1,403	44	(6,831)
Federal Home Loan Bank advances	(343)	(144)	4	(483)
Repurchase agreements	(4)	2	—	(2)
Note payable and junior subordinated debt	(4)	—	—	(4)
Total increase (decrease) in interest expense	(8,629)	1,261	48	(7,320)
Increase (decrease) in net interest income	$(23,062)	$15,308	$372	$(7,382)

Provision for Credit Losses

The provision for credit losses is an income adjustment used to maintain the ACL at a level deemed appropriate by management to absorb inherent losses on existing loans. The provision for credit losses was $18.9 million for the year ended December 31, 2020, an increase of $16.5 million compared to the year ended December 31, 2019, primarily due to the impact of the COVID-19 pandemic, the sustained instability of the oil and gas industry, an increase in adversely graded loans and an increase in charge-offs.

Noninterest Income

The following table presents components of noninterest income for the years ended December 31, 2020 and 2019 and the period-over-period changes in the categories of noninterest income:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Deposit account service charges	$5,026	$6,554	$(1,528)	(23.3)%
Card interchange fees	3,831	3,720	111	3.0%
Earnings on bank-owned life insurance	2,422	5,011	(2,589)	(51.7)%
Net gain on sales of assets	755	652	103	15.8%
Other	2,747	2,691	56	2.1%
Total noninterest income	$14,781	$18,628	$(3,847)	(20.7)%

Noninterest income was $14.8 million for the year ended December 31, 2020 and $18.6 million for the year ended December 31, 2019. The decrease in noninterest income during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to earnings on bank-owned life insurance. During the year ended December 31, 2020, the Company received nontaxable death proceeds of $2.0 million under the bank-owned life insurance policies and recorded a gain of $769,000 over the carrying value recorded. During the year ended December 31, 2019, the Company received nontaxable death benefit proceeds of $4.7 million under bank-owned life insurance policies and a gain of $3.3 million over the carrying value recorded. In addition, deposit account service charges decreased due to a reduction in the amount of insufficient funds and overdraft fees charged on deposit accounts and lower transactional volumes.

Table

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Salaries and employee benefits	$55,415	$56,222	$(807)	(1.4)%
Occupancy expense	10,106	9,506	600	6.3%
Professional and director fees	8,348	7,048	1,300	18.4%
Data processing and software	5,369	4,435	934	21.1%
Regulatory fees	1,798	1,138	660	58.0%
Advertising, marketing and business development	1,500	1,831	(331)	(18.1)%
Telephone and communications	1,752	1,774	(22)	(1.2)%
Security and protection expense	1,447	1,464	(17)	(1.2)%
Amortization of intangibles	846	894	(48)	(5.4)%
Other expenses	5,519	5,831	(312)	(5.4)%
Total noninterest expense	$92,100	$90,143	$1,957	2.2%

Noninterest expense was $92.1 million for the year ended December 31, 2020 and $90.1 million for the year ended December 31, 2019. The increase in noninterest expense of $2.0 million between the year ended December 31, 2020 and 2019 was primarily due to a $1.3 million increase in professional and director fees, a $934,000 increase in data processing and software costs, a $660,000 increase in regulatory fees, partially offset by an $807,000 decrease in salaries and employee benefits. The increase in professional and director fees during the year ended December 31, 2020 was primarily due to $3.9 million in consulting related fees associated with BSA/AML compliance matters, compared to $18,000 during the year ended December 31, 2019, partially offset by lower legal fees of $721,000 during the year ended December 31, 2020, compared to $3.7 million during the year ended December 31, 2019.

Income Tax Expense

Income tax expense was $6.0 million and $11.6 million for the years ended December 31, 2020 and 2019, respectively. The amount of income tax expense for each year was impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Income tax expense	$ 6,034	$ 11,571
Effective tax rate	18.63%	18.64%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax-exempt interest and bank-owned life insurance. The decrease in the effective rate for the year ended December 31, 2020 was primarily due to tax-exempt gains related to the bank-owned life insurance.

Table

Year Ended December 31, 2019 vs Year Ended December 31, 2018

Net income for the year ended December 31, 2019 increased 6.8%, compared to the year ended December 31, 2018. This increase was primarily due to increased net interest income and noninterest income, partially offset by a higher provision for credit losses and higher noninterest expense. See further analysis of these changes in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands, except per share data and percentages)	2019	2018	Increase (Decrease)
Interest income	$153,395	$135,759	$17,636	13.0%
Interest expense	17,407	11,098	6,309	56.8%
Net interest income	135,988	124,661	11,327	9.1%
Provision (recapture) for credit losses	2,385	(1,756)	4,141	235.8%
Noninterest income	18,628	14,252	4,376	30.7%
Noninterest expense	90,143	82,016	8,127	9.9%
Income before income taxes	62,088	58,653	3,435	5.9%
Income tax expense	11,571	11,364	207	1.8%
Net income	$50,517	$47,289	$3,228	6.8%
Earnings per share - basic	$2.03	$1.90
Earnings per share - diluted	2.02	1.89
Dividends per share	0.40	0.20
Return on average assets	1.50%	1.50%
Return on average shareholders’ equity	9.81%	10.18%
Average shareholders’ equity to average assets	15.26%	14.72%

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

Table

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Years Ended December 31,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earnings assets:
Total loans(1)	$2,608,505	$141,388	5.42%	$2,392,348	$123,895	5.18%
Securities	233,543	5,954	2.55%	227,384	6,020	2.65%
Other interest-earning assets	243,349	5,333	2.19%	255,323	5,030	1.97%
Equity investments	14,852	720	4.85%	15,282	814	5.32%
Total interest-earning assets	3,100,249	$153,395	4.95%	2,890,337	$135,759	4.70%
Allowance for credit losses for loans	(24,971)			(25,063)
Noninterest-earnings assets	299,387			290,868
Total assets	$3,374,665			$3,156,142
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,566,038	$15,999	1.02%	$1,519,643	$10,586	0.70%
Federal Home Loan Bank advances	61,589	1,386	2.25%	3,356	73	2.18%
Repurchase agreements	1,046	3	0.29%	1,601	4	0.25%
Note payable and junior subordinated debt	—	19	—	10,572	435	4.11%
Total interest-bearing liabilities	1,628,673	$17,407	1.07%	1,535,172	$11,098	0.72%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,193,527			1,134,191
Other liabilities	37,458			22,082
Total noninterest-bearing liabilities	1,230,985			1,156,273
Shareholders’ equity	515,007			464,697
Total liabilities and shareholders’ equity	$3,374,665			$3,156,142
Net interest income		$135,988			$124,661
Net interest spread(2)			3.88%			3.98%
Net interest margin(3)			4.39%			4.31%
Net interest margin - tax equivalent(4)			4.42%			4.35%
(1)	Includes average outstanding balances of loans held for sale.
(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	Tax equivalent adjustments of $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, were computed using a federal income tax rate of 21%.

Table

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

Provision for Credit Losses

The provision for credit losses is an income adjustment used to maintain the ACL at a level deemed appropriate by management to absorb inherent losses on existing loans. The provision for credit loss was $2.4 million for 2019, compared to a recapture of $1.8 million for 2018. The provision in 2019 resulted from increases in loans during that period. The recapture in 2018 resulted from strong credit quality, continuing low nonperforming and impaired loans, minimal charge-off history and an increase in recoveries during the year.

Noninterest Income

The following table presents components of noninterest income for the years ended December 31, 2019 and 2018 and the period-over-period changes in the categories of noninterest income

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Deposit account service charges	$6,554	$6,281	$273	4.3%
Card interchange fees	3,720	3,741	(21)	(0.6)%
Earnings on bank-owned life insurance	5,011	1,815	3,196	176.1%
Net gain on sales of assets	652	660	(8)	(1.2)%
Other	2,691	1,755	936	53.3%
Total noninterest income	$18,628	$14,252	$4,376	30.7%

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

Table

Other interest income includes a variety of other income-producing activities, including partnership and investment fund income, other loan fees, swap origination charges, wire transfer fees, credit card program income and fee income. Other noninterest income increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase of $832,000 in swap origination fee income.

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)
Salaries and employee benefits	$56,222	$51,524	$4,698	9.1%
Occupancy expense	9,506	9,394	112	1.2%
Professional and director fees	7,048	3,537	3,511	99.3%
Data processing and software	4,435	4,253	182	4.3%
Regulatory fees	1,138	2,053	(915)	(44.6)%
Advertising, marketing and business development	1,831	1,824	7	0.4%
Telephone and communications	1,774	1,530	244	15.9%
Security and protection expense	1,464	1,276	188	14.7%
Amortization of intangibles	894	985	(91)	(9.2)%
Other expenses	5,831	5,640	191	3.4%
Total noninterest expense	$90,143	$82,016	$8,127	9.9%

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

Professional and director fees include legal, audit, loan review and consulting fees. The increase in professional and director fees of $3.5 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to increased legal fees incurred in the Bank’s response and cooperation with an investigation by FinCEN regarding the Bank’s compliance with the BSA and AML laws and regulations. The Bank incurred legal fees related to this investigation of $3.7 million and $193,000 during the years ended December 31, 2019 and 2018, respectively.

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

Table

Income tax expense and effective tax rates for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Income tax expense	$ 11,571	$ 11,364
Effective tax rate	18.64%	19.37%

For 2019, the difference between the federal statutory rate of 21% and the effective tax rates presented in the table above was largely attributable to the non-taxable gain related to bank-owned life insurance and the effective tax rates for both 2019 and 2018 were impacted by tax-exempt interest income.

Financial Condition

Total assets were $3.9 billion as of December 31, 2020, compared to $3.5 billion as of December 31, 2019, an increase of $470.7 million primarily due to an increase in loans excluding loans held for sale, of $285.0 million and a $165.9 million increase in cash and cash equivalents, partially offset by an increase in the ACL for loans of $15.4 million. Total liabilities were $3.4 billion as of December 31, 2020, compared to $2.9 billion as of December 31, 2019, an increase of $459.9 million primarily due to an increase in deposits of $449.4 million. See further analysis in the related discussions that follow.

	December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Assets
Loans excluding loans held for sale	$2,924,117	$2,639,085	$285,032	10.8%
Allowance for credit losses	(40,637)	(25,280)	(15,357)	60.7%
Loans, net	2,883,480	2,613,805	269,675	10.3%
Cash and equivalents	538,007	372,064	165,943	44.6%
Securities	237,281	231,262	6,019	2.6%
Equity investments	18,652	16,710	1,942	11.6%
Loans held for sale	2,673	1,463	1,210	82.7%
Premises and equipment, net	61,152	50,875	10,277	20.2%
Goodwill and other intangibles	85,121	85,888	(767)	(0.9)%
Bank-owned life insurance	72,338	71,881	457	0.6%
Operating lease right-to-use asset	13,285	12,926	359	2.8%
Deferred tax asset, net	10,700	7,432	3,268	44.0%
Other assets	26,528	14,238	12,290	86.3%
Total assets	$3,949,217	$3,478,544	$470,673	13.5%
Liabilities
Deposits	$3,301,794	$2,852,388	$449,406	15.8%
Federal Home Loan Bank advances	50,000	50,000	—	0.0%
Operating lease liabilities	16,447	15,704	743	4.7%
Other liabilities	34,525	24,731	9,794	39.6%
Total liabilities	3,402,766	2,942,823	459,943	15.6%
Shareholders' equity	546,451	535,721	10,730	2.0%
Total liabilities and shareholders' equity	$3,949,217	$3,478,544	$470,673	13.5%

Table

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$742,957	$527,607	$519,779	$559,363	$511,554
Real estate:
Commercial real estate	1,041,998	900,746	795,733	738,293	697,794
Construction and development	522,705	527,812	515,533	449,211	491,626
1-4 family residential	239,872	280,192	282,011	258,584	236,882
Multi-family residential	258,346	277,209	221,194	220,305	133,210
Consumer	33,884	36,782	39,421	40,433	39,694
Agriculture	8,670	9,812	11,076	11,256	11,106
Other	88,238	86,513	68,382	40,344	38,180
Gross loans	2,936,670	2,646,673	2,453,129	2,317,789	2,160,046
Less deferred fees and unearned discount	(9,880)	(6,125)	(6,306)	(4,785)	(4,548)
Less loans held for sale	(2,673)	(1,463)	—	(1,460)	(613)
Loans excluding loans held for sale	2,924,117	2,639,085	2,446,823	2,311,544	2,154,885
Less allowance for credit losses for loans	(40,637)	(25,280)	(23,693)	(24,778)	(25,006)
Loans, net	$2,883,480	$2,613,805	$2,423,130	$2,286,766	$2,129,879

As of December 31, 2020, loans excluding loans held for sale, totaled $2.9 billion, an increase of $285.0 million, or 10.8%, compared to $2.6 billion at December 31, 2019. The increase from December 31, 2019 to December 31, 2020 was impacted by the Company’s participation in PPP financing. PPP loans were $275.4 million at December 31, 2020. On January 19, 2021, the Company began participating in the second round of PPP financing.

PPP loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. For a more detailed risk discussion about PPP loans please see “Part II—Item 1A.—Risk Factors.”

The contractual maturity of loans in the loan portfolio and loans with fixed and variable interest rates in each maturity range as of date indicated were as follows:

		1 Year
(Dollars in thousands)	1 Year or Less	Through 5 Years	After 5 Years	Total
December 31, 2020
Commercial and industrial	$252,676	$458,595	$31,686	$742,957
Real estate:
Commercial real estate	126,345	712,163	203,490	1,041,998
Construction and development	156,876	317,679	48,150	522,705
1-4 family residential	11,407	40,969	187,496	239,872
Multi-family residential	55,028	10,977	192,341	258,346
Consumer	20,834	12,951	99	33,884
Agriculture	7,369	1,301	—	8,670
Other	25,017	62,821	400	88,238
Gross loans	$655,552	$1,617,456	$663,662	$2,936,670
Fixed rate loans	$200,704	$977,608	$274,507	$1,452,819
Variable rate loans	454,848	639,848	389,155	1,483,851

Table

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$24,017	$977	$3,490	$7,646	$6,239
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	24,017	977	3,490	7,646	6,239
Foreclosed assets	—	—	12	705	1,861
Total nonperforming assets	$24,017	$977	$3,502	$8,351	$8,100

Total assets	$3,949,217	$3,478,544	$3,279,096	$3,081,083	$2,951,522
Loans excluding loans held for sale	2,924,117	2,639,085	2,446,823	2,311,544	2,154,885
Allowance for credit losses	40,637	25,280	23,693	24,778	25,006
Nonaccrual loans to loans excluding loans held for sale	0.82%	0.04%	0.14%	0.33%	0.29%
Allowance for credit losses to nonaccrual loans	169.20%	2,587.51%	678.88%	324.06%	400.80%
Nonperforming loans to loans excluding loans held for sale	0.82%	0.04%	0.14%	0.33%	0.29%
Nonperforming assets to total assets	0.61%	0.03%	0.11%	0.27%	0.27%

Nonperforming assets remain low relative to total assets at $24.0 million, or 0.61% of total assets, at December 31, 2020, compared to $977,000, or 0.03% of total assets, at December 31, 2019. The increase in nonperforming assets during the year ended December 31, 2020 was largely the result of increases in adversely graded loans and increases in past due loans primarily associated with businesses impacted by the COVID-19 pandemic. The Company expects that number of nonperforming loans may continue to increase during 2021. Please see “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Troubled Debt Restructurings

The Company has certain loans that have been restructured due to borrower’s financial difficulties. The troubled debt restructurings granted during the years ending December 31, 2020 and 2019 which remain outstanding at period end were as follows:

			Post-modification Recorded Investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2020
Commercial and industrial	17	$10,343	$7,475	$—	$2,637	$231
Real estate:
Commercial real estate	9	18,867	18,867	—	—	—
1-4 family residential	5	1,629	1,651	—	—	—
Construction and development	5	12,905	12,648	—	—	257
Total	36	$43,744	$40,641	$—	$2,637	$488
December 31, 2019
Commercial and industrial	3	$202	$39	$—	$163	$—
Real estate:
1-4 family residential	1	111	—	—	—	115
Total	4	$313	$39	$—	$163	$115

Table

The troubled debt restructurings for the year ended December 31, 2020 in the table above include 34 loans totaling $43.1 million that were provided a deferral arrangement during 2020 as the borrower was impacted by the COVID-19 pandemic. As of December 31, 2020, 10 of the COVID-19 related troubled debt restructurings with principal balances totaling $22.4 million were still subject to a deferral arrangement. The Company expects that the number of troubled debt restructurings may continue to increase during 2021. Please see “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades, as described below, that are used as credit quality. The risk grades are described in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 6.” The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Gross loans	$2,835,768	$14,088	$86,814	$2,936,670

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Gross loans	$2,582,970	$34,742	$28,961	$2,646,673

During the year ended December 31, 2020, loans rated pass increased $252.8 million, primarily due to new loans, including PPP loans, loans rated special mention decreased $20.7 million and loans with an internal rating of substandard increased $57.8 million primarily due to the impact of the COVID-19 pandemic.

Allowance for Credit Losses

The Company maintains an ACL for loans that represents management’s best estimate of the expected credit losses and risks inherent in the loan portfolio. The amount of the ACL for loans should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL for loans, the Company estimates expected losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL for loans is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

Table

The ACL by loan category as of the dates shown was as follows:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$13,035	32.1%	$7,671	30.3%	$7,719	32.6%	$7,257	29.3%	$6,409	25.6%
Real estate:
Commercial real estate	13,798	34.0%	7,975	31.6%	6,730	28.4%	10,375	41.9%	10,770	43.1%
Construction and development	6,089	15.0%	4,446	17.6%	4,298	18.1%	3,482	14.0%	4,598	18.4%
1-4 family residential	2,578	6.3%	2,257	8.9%	2,281	9.6%	1,326	5.4%	1,286	5.1%
Multi-family residential	2,513	6.2%	1,699	6.7%	1,511	6.4%	1,419	5.7%	916	3.7%
Consumer	440	1.1%	388	1.5%	387	1.6%	566	2.3%	353	1.4%
Agriculture	137	0.3%	74	0.3%	62	0.3%	68	0.3%	79	0.3%
Other	2,047	5.0%	770	3.1%	705	3.0%	285	1.1%	595	2.4%
Total allowance for credit losses	$40,637	100.0%	$25,280	100.0%	$23,693	100.0%	$24,778	100.0%	$25,006	100.0%

The ACL was $40.6 million, or 1.39% of loans excluding loans held for sale, at December 31, 2020, compared to $25.3 million, or 0.96% of loans excluding loans held for sale, at December 31, 2019. The increase in the ACL for loans of $15.3 million during 2020 was primarily due to the impact of the COVID-19 pandemic, the sustained instability of the oil and gas industry and increased adversely graded loans and charge-offs. Please see “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook” and “Part I.—Item 1A.—Risk Factors.”

The increase during the year ended December 31, 2020 was also impacted by the adoption of Accounting Standards Update, or ASU, 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or CECL, effective January 1, 2020, which resulted in an increase of $874,000 in the ACL for loans. Please refer to “Part II—Item 8.—Financial Statements and Supplementary Data—Note 6.” for a description of the model, factors and the methodology used by the Company to determine the ACL. Also see “Part II.—Item 7.—Management’s Discussion and Analysis—Critical Accounting Policies—Allowance for Credit Losses.”

Table

Activity in the ACL for loans for the periods indicated was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses at beginning of period	$25,280	$23,693	$24,778	$25,006	$25,315
Impact of CECL adoption	874	—	—	—	—
Provision (recapture) for credit losses	18,074	2,385	(1,756)	(338)	4,575
Charge-offs:
Commercial and industrial	714	1,252	1,928	904	4,884
Real estate:
Commercial real estate	163	45	171	120	589
Construction and development	—	—	1	—	—
1-4 family residential	71	12	4	8	3
Consumer	112	97	1	93	277
Agriculture	—	—	—	—	267
Other	3,500	52	3	—	59
Total charge-offs	4,560	1,458	2,108	1,125	6,079
Recoveries:
Commercial and industrial	794	489	2,737	1,110	1,010
Real estate:
Commercial real estate	147	81	20	9	108
1-4 family residential	1	3	6	13	6
Consumer	14	71	3	43	45
Agriculture	12	10	10	52	26
Other	1	6	3	8	—
Total recoveries	969	660	2,779	1,235	1,195
Net (charge-offs) recoveries	(3,591)	(798)	671	110	(4,884)
Allowance for credit losses	$40,637	$25,280	$23,693	$24,778	$25,006
Loans excluding loans held for sale	$2,924,117	$2,639,085	$2,423,130	$2,286,766	$2,129,879
Total average loans	2,862,911	2,608,505	2,392,348	2,206,541	2,140,917
Allowance for credit losses to loans excluding loans held for sale	1.39%	0.96%	0.98%	1.08%	1.17%
Net charge-offs (recoveries) to total average loans	0.13%	0.03%	(0.03)%	—	0.23%

Securities

As of December 31, 2020, the fair value of the Company’s securities totaled $237.3 million compared to $231.3 million as of December 31, 2019, an increase of $6.0 million, or 2.6%. During 2020, the amortized cost of the Company’s securities portfolio increased $437,000 due to an increase in the amortized cost of the state and municipal securities primarily due to purchases outpacing maturities and the amortized cost of the Company’s collateralized mortgage obligations and mortgage-backed securities decreased primarily due to repayments exceeding purchases. The net unrealized gain on the Company’s securities increased $5.6 million due to increases in the net unrealized gains related to the Company’s state and municipal securities and mortgage-backed securities. The fair value of the securities portfolio as of the dates indicated below was as follows:

	December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Securities available for sale:
Debt securities:
State and municipal securities	$93,037	$53,279	$39,758	74.6%
U.S. agency securities:
Collateralized mortgage obligations	35,402	55,989	(20,587)	(36.8)%
Mortgage-backed securities	107,649	120,847	(13,198)	(10.9)%
Equity securities:	1,193	1,147	46	4.0%
Total securities	$237,281	$231,262	$6,019	2.6%

Table

The Company’s mortgage-backed securities at December 31, 2020 and 2019, were agency securities. The Company does not hold any  Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

Contractual maturities and weighted-average yields by security type based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

					After 5 Years
	1 Year or Less		After 1 Year to 5 Years		to 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
December 31, 2020
Debt securities:
State and municipal securities	$512	2.60%	$1,298	2.32%	$9,540	2.76%	$81,687	2.47%	$93,037	2.50%
U.S. agency securities:
Collateralized mortgage obligations	—	—	—	—	5,075	2.17%	30,327	0.66%	35,402	0.87%
Mortgage-backed securities	33	3.84%	1,565	3.58%	829	2.35%	105,222	2.05%	107,649	2.07%
Equity securities:	1,193	1.78%	—	—	—	—	—	—	1,193	1.78%
Total securities	$1,738	2.06%	$2,863	2.49%	$15,444	2.54%	$217,236	2.01%	$237,281	2.05%

The contractual maturity of a collateralized mortgage obligation or mortgage-backed security is the date at which the last underlying mortgage matures and is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The weighted-average life of the securities portfolio was 3.9 years with an estimated modified duration of 3.6 years as of December 31, 2020. A portion of the securities have contractual maturities extending beyond 10 years, bear fixed rates of interest and are collateralized by residential mortgages. Repayment of principal on these bonds is primarily dependent on the cash flows received from payments on the underlying collateral to the bond issuer and therefore, the likelihood of prepayment is impacted by the economic environment. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments and as a result, the average lives of these securities are lengthened. If interest rates fall, prepayments tend to increase and as a result the lives of these securities are shortened.

At December 31, 2020 and 2019, securities with a carrying amount of approximately $27.3 million and $50.8 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Deposits

Total deposits as of December 31, 2020 were $3.3 billion, an increase of $449.4 million, or 15.8%, compared to December 31, 2019. Noninterest-bearing deposits as of December 31, 2020 were $1.5 billion, an increase of $291.6 million, or 24.6%, compared to December 31, 2019. Total interest-bearing account balances as of December 31, 2020 were $1.8 billion, an increase of $157.8 million, or 9.5%, from December 31, 2019, primarily due to increases in money market and savings accounts, partially offset by decreases in certificates and other time deposits.

Table

The components of deposits as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)
Interest-bearing demand accounts	$380,175	$369,744	$10,431	2.8%
Money market accounts	1,039,617	805,942	233,675	29.0%
Saving accounts	108,167	92,183	15,984	17.3%
Certificates and other time deposits, $100,000 or greater	152,592	208,018	(55,426)	(26.6)%
Certificates and other time deposits, less than $100,000	144,818	191,640	(46,822)	(24.4)%
Total interest-bearing deposits	1,825,369	1,667,527	157,842	9.5%
Noninterest-bearing deposits	1,476,425	1,184,861	291,564	24.6%
Total deposits	$3,301,794	$2,852,388	$449,406	15.8%

The scheduled maturities of uninsured certificates of deposits or other time deposits as of the date indicated below were as follows:

December 31,
(Dollars in thousands)	2020
Three months or less	$30,320
Over three months through six months	7,421
Over six months through 12 months	23,081
Over 12 months	11,703
Total	$72,525

Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

Average balances and average rates paid on deposits for the dates indicated were as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$363,014	0.10%	$352,678	0.25%
Money market accounts	868,915	0.42%	745,435	1.28%
Savings accounts	97,982	0.04%	93,192	0.06%
Certificates and other time deposits, $100,000 or greater	192,268	1.27%	191,770	1.36%
Certificates and other time deposits, less than $100,000	181,364	1.50%	182,963	1.61%
Total interest-bearing deposits	1,703,543	0.54%	1,566,038	1.02%
Noninterest-bearing deposits	1,404,027	—	1,193,527	—
Total deposits	$3,107,570	0.30%	$2,759,565	0.58%

The ratio of average noninterest-bearing deposits to average total deposits was 45.2% and 43.3% for the years ended December 31, 2020 and 2019, respectively.

Equity Investments

Equity investments increased $1.9 million during the year ended December 31, 2020, primarily due to an increase in the investment in Federal Home Loan Bank stock. As a member of the Federal Home Loan Bank, the Bank is required to maintain a stock investment in the Federal Home Loan Bank calculated as a percentage of aggregate outstanding mortgages, outstanding Federal Home Loan Bank advances and other financial instruments.

Premises and Equipment, Net

Premises and equipment, net increased $10.3 million during the year ended December 31, 2020, primarily due to the purchase of the land and building of a branch that was previously leased for $10.7 million.

Table

Derivative Financial Instruments

The Company has outstanding interest rate swap contracts with certain customers and equal and offsetting interest rate swaps with other financial institutions entered into at the same time. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk. The objective of the transactions is to allow customers to effectively convert a variable rate loan to a fixed rate.

At December 31, 2020 and 2019, the Company had 23 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

The Company entered into a credit risk participation agreement with another financial institution during the year ended December 31, 2020. This agreement is associated with an interest rate swap related to a loan for which the Company is the lead agent bank and provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreement. The fair value of the agreement is determined based on the market value of the underlying interest rate swap adjusted for credit spreads and recovery rates.

Derivative instruments outstanding as of the dates shown below were as follows:

(Dollars in thousands)	Classification	Notional Amounts	Fair Value
December 31, 2020
Interest rate swaps with customers	Other assets	$146,491	$8,618
Credit risk participation agreement with financial institution	Other assets	14,084	40
Interest rate swaps with financial institutions	Other liabilities	146,491	(8,618)
Total derivatives		$307,066	$40
December 31, 2019
Interest rate swaps with customers	Other assets	$69,189	$2,599
Interest rate swaps with financial institutions	Other assets	5,987	39
Interest rate swaps with financial institutions	Other liabilities	69,189	(2,599)
Interest rate swaps with customers	Other liabilities	5,987	(39)
Total derivatives		$150,352	$—

Deferred tax assets, net

Deferred income taxes are provided for differences in financial statement carrying amounts of assets and liabilities and their respective tax basis. The increase in deferred taxes, net during the year ended December 31, 2020 primarily related to timing differences for the ACL. Please see “Part II—Item 8.—Financial Statements and Supplementary Data—Note 20.”

Other assets

Other assets increased $12.3 million during the year ended December 31, 2020, primarily due to an increase in the fair value of interest rate swaps of $6.0 million as noted in the table above and a $4.6 million increase in interest receivable on loans, primarily due to interest that was deferred as part of the Company’s assistance to borrowers impacted by the COVID-19 pandemic.

Other liabilities

Other liabilities increased $9.8 million during the year ended December 31, 2020, primarily due to an increase in the fair value of interest rate swaps of $6.0 million as noted in the table above and a $3.8 million increase in the ACL for unfunded commitments.

The Company’s unfunded commitments are standby letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See “Part II—Item 7.—Management’s Discussion and Analysis—

Table

Liquidity and Capital Resources—Off-Balance Sheet Arrangements.” The liability associated with the ACL for unfunded commitments was $4.2 million at December 31, 2020, compared to $378,000 at December 31, 2019. The adoption of CECL increased the ACL for unfunded commitments by $2.9 million.

Liquidity and Capital Resources

Liquidity

Liquidity measures the ability to meet current and future cash flow needs as they become due. Liquidity involves having funds for operations on an ongoing basis, maintaining reserve requirements, supporting asset growth and acquisitions or reducing assets to meet deposit withdrawals and other payment obligations and manage unexpected events. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans. Historically, the cost of the Company’s deposits has been lower than other sources of funds available.

As of December 31, 2020, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	Years Ended December 31,
	2020	2019
Sources of funds:
Deposits:
Interest-bearing	45.3%	46.4%
Noninterest-bearing	37.4%	35.4%
Federal Home Loan Bank advances	1.5%	1.8%
Other liabilities	1.3%	1.1%
Shareholders’ equity	14.5%	15.3%
Total sources	100.0%	100.0%
Uses of funds:
Loans	76.2%	77.3%
Securities	6.3%	6.9%
Other interest-earning assets	9.7%	7.2%
Equity securities	0.4%	0.5%
Other noninterest-earning assets	7.4%	8.1%
Total uses	100.0%	100.0%
Average loans to average deposits	92.1%	94.5%

Cash and Cash Equivalents

As of December 31, 2020, cash and cash equivalents was $538.0 million, compared to $372.1 million at December 31, 2019. The net increase of $165.9 million was primarily due to net deposit inflows of $449.4 million, partially offset by outflows to fund the $285.0 million increase in loans excluding loans held for sale.

Borrowings

At December 31, 2020, the Company had access to additional liquidity through various borrowing arrangements as shown below:

(Dollars in thousands)	Capacity	Outstanding	Availability
Federal Home Loan Bank Facility(1)	$1,079,507	$(60,800)	$1,018,707
Frost Facility	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,174,507	$(60,800)	$1,113,707
(1)	Outstanding amount includes $50.0 million of Federal Home Loans Bank advances and a $10.8 million letter of credit.

Table

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at both December 31, 2020 and 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both December 31, 2020 and 2019 and these borrowings were on a long-term basis. See contractual obligations table below. At December 31, 2020, there was a $10.8 million letter of credit that was issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letter of credit, the net capacity available under the Federal Home Loan Bank Facility was $1.0 billion at both December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company also borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the years ended December 31, 2020 and 2019 was $55.2 million and $61.6 million, respectively. The weighted-average interest rate for the years ended December 31, 2020 and 2019 was 1.64% and 2.25%, respectively.

In addition to the Federal Home Loan Bank borrowings mentioned above, the Company had additional available borrowing capacity at December 31, 2020. The Company has a loan agreement with Frost Bank, which provides for a $30.0 million revolving line of credit. At December 31, 2020, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2020 or 2019. The Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million at December 31, 2020 and $75.0 million at December 31, 2019. There were no funds outstanding under these lines of credit as of December 31, 2020 and 2019.

Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 Year to	3 Years to	Greater
(Dollars in thousands)	1 Year	3 Years	5 Years	than 5 Years	Total
December 31, 2020
Federal Home Loan Bank advances	$—	$30,000	$20,000	$—	$50,000
Non-cancellable future operating leases	1,968	4,452	3,747	9,345	19,512
Certificates of deposit	204,165	74,708	18,537	—	297,410
Total	$206,133	$109,160	$42,284	$9,345	$366,922
December 31, 2019
Federal Home Loan Bank advances	$—	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	2,025	4,836	4,394	10,231	21,486
Certificates of deposit	298,218	70,490	30,950	—	399,658
Total	$300,243	$85,326	$75,344	$10,231	$471,144

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP, are not included in the consolidated balance sheets. These transactions are entered into to meet the customer financing needs. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

Table

Commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of the dates indicated below were as follows:

	Less than	1 Year to	3 Years to	Greater
(Dollars in thousands)	1 Year	3 Years	5 Years	than 5 Years	Total
December 31, 2020
Standby letters of credit	$18,713	$7,365	$—	$—	$26,078
Commitments to extend credit	498,238	177,710	63,783	—	739,731
Total	$516,951	$185,075	$63,783	$—	$765,809
December 31, 2019
Standby letters of credit	$14,990	$8,557	$—	$—	$23,547
Commitments to extend credit	485,304	263,647	34,425	10,674	794,050
Total	$500,294	$272,204	$34,425	$10,674	$817,597

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, the Company would be required to fund the commitment to the third-party, but the Company has rights to the collateral underlying the commitment, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The Company’s credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to its customers.

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

Capital Resources

Total shareholders’ equity increased to $546.5 million as of December 31, 2020, compared to $535.7 million as of December 31, 2019. The increase of $10.7 million was primarily due to current year income of $26.4 million, a $4.4 million increase in other comprehensive income and $1.9 million of stock compensation expense, partially offset by $8.9 million paid to repurchase shares of common stock, $3.0 million due to the implementation of CECL and $9.9 million of dividends to common shareholders declared during 2020.

During the year ended December 31, 2020, the Company repurchased 431,814 shares under its share repurchase programs at an average price of $20.62 per share and during the year ended December 31, 2019, the Company repurchased 100 shares at an average price of $27.98 per share. Shares repurchased during 2020 and 2019 were retired and returned to the status of authorized but unissued.

As a general matter, FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At December 31, 2020 and 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part II—Item 8.—Financial Statements and Supplementary Data—Note 20.”

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

Table

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

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	December 31, 2020		December 31, 2019
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	21.5%	35.7%	15.8%	10.2%
+ 200	14.1%	32.8%	10.9%	10.4%
+ 100	6.5%	21.0%	5.4%	8.7%
Base	—%	—%	—%	—%
−100	(1.5)%	(37.0)%	(4.5)%	(14.6)%

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

Table

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for a majority of the Company’s interest-rate swaps and approximately 12.0% of the Company’s loans at December 31, 2020. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives.

The Company has created a taskforce to identify and evaluate loans and interest-rate swaps that are indexed to LIBOR. For new loan originations and interest-rate swaps, the Company has transitioned away from utilizing LIBOR as a variable rate index and has started utilizing U.S. prime rate. During 2020, the Company modified three loans to transition the pricing index from LIBOR to U.S. prime rate. These loans had an outstanding principal balance of $5.0 million as of December 31, 2020. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2022.

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

Critical Accounting Policies

The Company’s accounting policies are described in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1.” The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

Allowance for Credit Losses

Determining the amount of the ACL is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including forecasted national and local economic conditions and management’s assessment of overall portfolio quality. Changes in these estimates and assumptions are possible and may have a material impact on the ACL, and therefore the Company’s financial position, liquidity or results of operations.

The Company adopted CECL effective January 1, 2020 and as a result of this adoption, the Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors, and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve; and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserves.

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

Table

As part of its assessment, the Company considers the need to adjust historical information to reflect the extent to which current conditions and forecasts differ from the conditions that existed for the period over which historical information was evaluated. The Company uses an economic forecast qualitative factor as noted above to adjust the expected loss rates for the effects of forecasted changes in the economy. The Company uses economic indicators and indexes including, but not limited to: (i) inflation indexes; (ii) unemployment rates; (iii) interest rates; (iv) economic growth; (v) government expenditures; (vi) gross domestic product indexes; (vii) productivity indicators; (viii) leading indexes; (ix) debt levels; and (x) narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions.

The COVID-19 pandemic, sustained instability in the oil and gas industry, increased adversely graded loans and charge-offs caused fluctuations in the Company’s estimates and assumptions during the year ended December 31, 2020 and increased the provision for credit losses. As the COVID-19 pandemic is ongoing, further fluctuations in the Company’s estimates and forecasts may occur.

For further detail of the factors considered in determining the ACL see “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1 and Note 6.”

Fair Values of Financial Instruments

Determining the amount of the fair values of financial instruments is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements. In general, the fair values of the Company’s financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use observable market-based parameters as inputs. Fair value estimates are based on judgments regarding: (i) current economic conditions; (ii) interest rates; (iii) credit risk; (iv) prepayments; (v) risk characteristics of the various instruments; and (vi) other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in different estimates of fair value.

Goodwill and Other Intangibles

Determining the fair value of goodwill and other intangibles is considered a critical accounting estimate because it requires significant management judgment and the use of subjective measurements. Goodwill, which is excess purchase price over the fair value of net assets from acquisitions, is evaluated for impairment at least annually and on an interim basis if events or circumstances indicate that it is likely an impairment has occurred. Impairment would exist if the fair value of the reporting unit at the date of the test is less than the goodwill recorded on the financial statements. If an impairment of goodwill exists, a loss would then be recognized in the consolidated financial statements to the extent of the impairment.

Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The various qualitive factors considered include: (i) general economic conditions; (ii) industry conditions; (iii) conditions in the Company’s markets; (iv) overall financial performance of the Company; (v) market value of the Company’s stock; and (vi) other Company-specific events. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the assessment of qualitative factors, the Company then estimates the fair value of the reporting unit based on an analysis of market value, which includes estimates of quantitative factors such as: (i) estimated futures cash flows of the reporting unit; (ii) the discount rate used to discount estimated cash flows to their net present value; and (iii) the control premium. Impairment exists if the estimated fair value of the reporting unit at the date of the test is less than the goodwill recorded. If goodwill is impaired, a loss would then be recognized in the consolidated financial statements to the extent of the impairment. Variability in the market and changes in assumptions or subjective measurements used to determine fair value are reasonably possible and may have a material impact on the Company’s financial position, liquidity or results of operations.

During 2020, the Company’s stock price was volatile and declined significantly. The Company’s closing stock price was $25.51 per share as of December 31, 2020, down from the December 31, 2019 closing price of $31.12 per share. The Company’s peers have also experienced similar declines in their stock prices. Based on an assessment of the

Table

performance of the Company’s stock relative to its peers and the overall market, along with the other qualitative factors considered, the Company has not determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at December 31, 2020.

The Company’s other intangible assets include core deposits, loan servicing assets and customer relationship intangibles. Other intangible assets are tested for impairment at least annually and on an interim basis whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Based on the Company’s assessment, there was no indication of impairment at December 31, 2020.

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

See “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements and accompanying notes are included in “Part IV—Item 15.—Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures—As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on management’s assessment of internal control over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to

Table

provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of FDICIA. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

The Company has adopted a code of business conduct and ethics, or the Code of Ethics, that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company’s website at www.communitybankoftx.com. If the Company were to amend or waive any provision of its Code of Ethics that applies to principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intend to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above.

All other information called for by this item is set forth in the Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, or the 2021 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item is set forth in the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference to the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in “Part II— Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. The other information called for by this item is set forth in the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference to the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by this item is set forth in the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference to the 2021 Proxy Statement.

Table

Item 14. Principal Accounting Fees and Services

The information called for by this item is set forth in the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference to the 2021 Proxy Statement.

PART IV.

Item 15. Exhibits, Financial Statements Schedules

All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in the Company’s consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1

First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed with the Commission on February 26 ,2020, File No. 001-38280)

10.1

Revolving Promissory Note between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on December 17, 2019, File No. 001-38280)

10.2

Pledge and Security Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on December 14, 2018, File No. 001-38280)

10.3†

Amended and Restated Employment Agreement between CBTX, Inc. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.3.1†

2017 Salary Continuation Agreement between CommunityBank of Texas, N.A. and Robert R. Franklin, Jr., dated October 28, 2017 (incorporated by reference to Exhibit 10.4.1 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)

10.4†

Employment Agreement between CBFH, Inc. and Robert T. Pigott, Jr., dated March 6, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.5†

Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated May 21, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

Table

10.6†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.7†

Amendment to Employment Agreement between CBFH, Inc. and J. Pat Parsons, dated March 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.8†

Employment Agreement between Community Bank of Texas, N.A. and Travis Jaggers, dated January 4, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on February 26, 2020, File No. 001-38280)

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

10.16†

Form of Stock Option Award Agreement and Notice of Stock Option Award under the CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.17†

Executive Deferred Compensation Agreement between CommunityBank of Texas, NA and J. Pat Parsons, dated December 30, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.18†

Acknowledgment Agreement between CommunityBank of Texas, NA and J. Pat Parsons, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.19†

Form of Indemnification Agreement between CBTX, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.20

Second Amended and Restated Loan Agreement between CBTX, Inc., as borrower and Frost Bank, as lender, dated as of December 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 17, 2019, File No. 001-38280)

Table

10.21

Formal Agreement dated June 18, 2020, by and between CommunityBank of Texas, N.A. and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 19, 2020, File No. 001-38280)

21.1*	Subsidiaries of CBTX, Inc.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from CBTX’s Annual Report on Form 10‑K for the year ended December 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Annual Report on Form 10-K

**   Furnished with this Annual Report on Form 10-K

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

Table

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

CBTX, INC.
By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Robert R. Franklin, Jr.	Chairman, President and Chief Executive Officer	February 26, 2021
Robert R. Franklin, Jr.	(Principal Executive Officer)

/s/ Robert T. Pigott, Jr.	Senior Executive Vice President and Chief Financial Officer	February 26, 2021
Robert T. Pigott, Jr.	(Principal Financial and Accounting Officer)

/s/ Michael A. Havard	Director	February 26, 2021
Michael A. Havard

/s/ Tommy W. Lott	Director	February 26, 2021
Tommy W. Lott

/s/ Glen W. Morgan	Director	February 26, 2021
Glen W. Morgan

/s/ J. Pat Parsons	Vice Chairman	February 26, 2021
J. Pat Parsons

/s/ Joe E. Penland, Sr.	Director	February 26, 2021
Joe E. Penland, Sr.

/s/ Reagan A. Reaud	Director	February 26, 2021
Reagan A. Reaud

/s/ Joseph B. Swinbank	Director	February 26, 2021
Joseph B. Swinbank

/s/ Sheila G. Umphrey	Director	February 26, 2021
Sheila G. Umphrey

/s/ John E. Williams, Jr.	Director	February 26, 2021
John E. Williams, Jr.

/s/ William E. Wilson, Jr.	Director	February 26, 2021
William E. Wilson, Jr.

Table

Table

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CBTX, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CBTX, Inc. (a Texas corporation) and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income,  comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of new accounting standard

As discussed in Note 1 and Note 6 to the consolidated financial statements, the Company has changed its method of accounting for allowance for credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas

February 26, 2021

Table

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$46,814	$51,259
Interest-bearing deposits at other financial institutions	491,193	320,805
Total cash and cash equivalents	538,007	372,064
Securities	237,281	231,262
Equity investments	18,652	16,710
Loans held for sale	2,673	1,463
Loans, net of allowance for credit losses of $40,637 and $25,280 at December 31, 2020 and 2019, respectively	2,883,480	2,613,805
Premises and equipment, net of accumulated depreciation of $35,826 and $32,923 at December 31, 2020 and 2019, respectively	61,152	50,875
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,607 and $15,809 at December 31, 2020 and 2019, respectively	4,171	4,938
Bank-owned life insurance	72,338	71,881
Operating lease right-to-use assets	13,285	12,926
Deferred tax assets, net	10,700	7,432
Other assets	26,528	14,238
Total assets	$3,949,217	$3,478,544

Liabilities:
Noninterest-bearing deposits	$1,476,425	$1,184,861
Interest-bearing deposits	1,825,369	1,667,527
Total deposits	3,301,794	2,852,388
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements	—	485
Operating lease liabilities	16,447	15,704
Other liabilities	34,525	24,246
Total liabilities	3,402,766	2,942,823
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,458,816 and 25,837,048 shares issued at December 31, 2020 and 2019, respectively; 24,612,828 and 24,979,702 shares outstanding at December 31, 2020 and 2019, respectively	255	258
Additional paid-in capital	339,334	346,559
Retained earnings	214,456	201,080
Treasury stock, at cost, 845,988 and 857,346 shares held at December 31, 2020 and 2019, respectively	(14,369)	(14,562)
Accumulated other comprehensive income, net of tax of $1,801 and $634 at December 31, 2020 and 2019, respectively	6,775	2,386
Total shareholders’ equity	546,451	535,721
Total liabilities and shareholders’ equity	$3,949,217	$3,478,544

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Interest income
Interest and fees on loans	$131,678	$141,388	$123,895
Securities	4,768	5,954	6,020
Other interest-earning assets	1,568	5,333	5,030
Equity investments	679	720	814
Total interest income	138,693	153,395	135,759
Interest expense
Deposits	9,168	15,999	10,586
Federal Home Loan Bank advances	903	1,386	73
Repurchase agreements	1	3	4
Note payable and junior subordinated debt	15	19	435
Total interest expense	10,087	17,407	11,098
Net interest income	128,606	135,988	124,661
Provision for credit losses
Provision (recapture) for credit losses for loans	18,074	2,385	(1,756)
Provision for credit losses for unfunded commitments	818	—	—
Total provision (recapture) for credit losses	18,892	2,385	(1,756)
Net interest income after provision (recapture) for credit losses	109,714	133,603	126,417
Noninterest income
Deposit account service charges	5,026	6,554	6,281
Card interchange fees	3,831	3,720	3,741
Earnings on bank-owned life insurance	2,422	5,011	1,815
Net gain on sales of assets	755	652	660
Other	2,747	2,691	1,755
Total noninterest income	14,781	18,628	14,252
Noninterest expense
Salaries and employee benefits	55,415	56,222	51,524
Occupancy expense	10,106	9,506	9,394
Professional and director fees	8,348	7,048	3,537
Data processing and software	5,369	4,435	4,253
Regulatory fees	1,798	1,138	2,053
Advertising, marketing and business development	1,500	1,831	1,824
Telephone and communications	1,752	1,774	1,530
Security and protection expense	1,447	1,464	1,276
Amortization of intangibles	846	894	985
Other expenses	5,519	5,831	5,640
Total noninterest expense	92,100	90,143	82,016
Net income before income tax expense	32,395	62,088	58,653
Income tax expense	6,034	11,571	11,364
Net income	$26,361	$50,517	$47,289
Earnings per common share
Basic	$1.06	$2.03	$1.90
Diluted	$1.06	$2.02	$1.89

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$26,361	$50,517	$47,289

Change in unrealized gains (losses) on securities available for sale arising during the period, net of tax	5,547	6,728	(3,302)
Reclassification adjustments for net realized gains included in net income	10	57	29
Change in related deferred income tax	(1,168)	(1,424)	687
Other comprehensive income (loss), net of tax	4,389	5,361	(2,586)
Total comprehensive income	$30,750	$55,878	$44,703

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2017	25,731,504	$257	$343,249	$118,353	(898,272)	$(15,256)	$(389)	$446,214

Net income	—	—	—	47,289	—	—	—	47,289
Dividends on common stock, $0.20 per share	—	—	—	(5,016)	—	—	—	(5,016)
Vesting of restricted stock, net of shares withheld for employee tax liabilities	46,189	1	(172)	—	—	—	—	(171)
Exercise of stock options	—	—	(181)	—	28,000	475	—	294
Stock-based compensation expense	—	—	1,601	—	—	—	—	1,601
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,586)	(2,586)
Balance at December 31, 2018	25,777,693	258	344,497	160,626	(870,272)	(14,781)	(2,975)	487,625

Net income	—	—	—	50,517	—	—	—	50,517
Dividends on common stock, $0.40 per share	—	—	—	(10,063)	—	—	—	(10,063)
Stock-based compensation expense	—	—	2,402	—	—	—	—	2,402
Vesting of restricted stock, net of shares withheld for employee tax liabilities	59,455	—	(239)	—	—	—	—	(239)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(98)	—	12,926	219	—	121
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,361	5,361
Balance at December 31, 2019	25,837,048	258	346,559	201,080	(857,346)	(14,562)	2,386	535,721

Net income	—	—	—	26,361	—	—	—	26,361
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.40 per share	—	—	—	(9,940)	—	—	—	(9,940)
Stock-based compensation expense	—	—	1,935	—	—	—	—	1,935
Vesting of restricted stock, net of shares withheld for employee tax liabilities	53,582	1	(199)	—	—	—	—	(198)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(60)	—	11,358	193	—	133
Shares repurchased	(431,814)	(4)	(8,901)	—	—	—	—	(8,905)
Other comprehensive income, net of tax	—	—	—	—	—	—	4,389	4,389
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$26,361	$50,517	$47,289
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	18,892	2,385	(1,756)
Depreciation expense	3,238	3,203	3,309
Amortization of intangibles	846	894	985
Amortization of premiums on securities	1,836	1,194	1,091
Amortization of lease right-to-use assets	1,517	1,343	—
Accretion of lease liabilities	464	534	—
Earnings on bank-owned life insurance	(2,422)	(5,011)	(1,815)
Stock-based compensation expense	1,935	2,402	1,601
Deferred income tax provision	(3,625)	(1,657)	(734)
Net gain on sales of assets	(755)	(652)	(660)
Earnings on securities	(46)	(18)	(54)
Change in operating assets and liabilities:
Loans held for sale	(494)	(1,185)	1,921
Other assets	(11,842)	81	994
Operating lease liabilities	(2,046)	(1,895)	—
Other liabilities	6,502	3,955	(2,850)
Total adjustments	14,000	5,573	2,032
Net cash provided by operating activities	40,361	56,090	49,321
Cash flows from investing activities:
Purchases of securities	(677,813)	(651,908)	(495,870)
Proceeds from sales, calls and maturities of securities	603,965	625,550	462,842
Principal repayments of securities	71,606	30,726	21,962
Net increase in loans	(292,724)	(226,817)	(147,416)
Net sales of loan participations	125	29,554	10,640
Proceeds from sales of Small Business Administration loans	3,976	4,423	1,972
Net contributions to equity investments	(1,942)	(3,684)	(800)
Redemption (purchases) of bank-owned life insurance	1,965	4,655	(1,700)
Net purchases of premises and equipment	(13,565)	(2,488)	(1,293)
Proceeds from sales of repossessed real estate and other assets	—	141	1,054
Net decrease in time deposits in other banks	—	—	600
Proceeds from insurance claims	—	108	287
Net cash used in investing activities	(304,407)	(189,740)	(147,722)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	291,564	1,803	73,269
Net increase in interest-bearing deposits	157,842	84,303	90,041
Net increase in Federal Home Loan Bank advances	—	50,000	—
Net increase (decrease) in securities sold under agreements to repurchase	(485)	(2,013)	973
Redemption of trust preferred securities	—	(1,571)	(5,155)
Dividends paid on common stock	(9,962)	(8,757)	(4,979)
Payments to tax authorities for stock-based compensation	(198)	(239)	(171)
Proceeds from exercise of stock options	133	121	294
Repurchase of common stock	(8,905)	(3)	—
Net cash provided by financing activities	429,989	123,644	154,272
Net increase (decrease) in cash, cash equivalents and restricted cash	165,943	(10,006)	55,871
Cash, cash equivalents and restricted cash, beginning	372,064	382,070	326,199
Cash, cash equivalents and restricted cash, ending	$538,007	$372,064	$382,070

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—CBTX, Inc., or the Company, or CBTX, operates 35 branches, 19 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification—Within noninterest expense for 2019 and 2018, data processing and software have been combined together. In addition, printing, stationery and office, correspondent bank and customer related transaction fees, loan processing costs and repossessed real estate and other asset expenses have been combined with other expenses. These reclassifications were made to conform to the 2020 financial statement presentation in the consolidated statements of income.

Segment Reporting—The Company has one reportable segment. The Company’s activities are inter-related, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit. The Company’s chief operating decision-maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, determination of the allowance for credit losses, or ACL, and fair values of financial instruments and goodwill and other intangible assets.

Cash and Due from Banks—Cash, cash equivalents and restricted cash include cash, interest-bearing and noninterest-bearing transaction accounts with other banks and federal funds sold. A majority of cash, cash equivalents and time deposits of the Company are maintained with major financial institutions in the United States, or U.S., and have original maturities less than 90 days. Interest-bearing deposit accounts with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Company periodically evaluates the stability of the financial institutions with which it has deposits to monitor this credit risk. The Company has cash deposits in correspondent financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation in the amount of $143.8 million and $100.0 million at December 31, 2020 and 2019, respectively.

The Bank is required to maintain regulatory reserves with the Federal Reserve Bank and the reserve requirements for the Bank were $17.6 million and $18.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had $8.4 million and $3.1 million in cash collateral used in its interest rate swap transactions. The Federal Reserve Bank reserve requirements and the cash collateral used in interest rate swap transactions are considered restricted cash.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are measured at historical cost and generally reported at their outstanding unpaid principal balances, net of any unearned income, charge-offs and unamortized deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans, in accordance with the effective interest method. The Company records lines of

Table

credit at their funded portion. All unfunded amounts for loans in process and credit lines are reported as unfunded commitments.

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

In calculating the gain on sale of SBA loans, the Company’s investment in the loan is allocated among the unguaranteed portion of the loan, the servicing amount retained, and the guaranteed portion of the loan sold, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized and reported in net gain on sale of assets in the consolidated statements of income based on the difference between the sale proceeds and the allocated investment.

During 2020, the Company participated in the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which facilitates loans to small businesses. The Company originated loans under PPP financing that are fully guaranteed by the SBA and subject to forgiveness by the SBA based on the borrowers’ applications submitted to the SBA. The loans were originated with a 1.0% effective annual interest rate under a two-year maturity period in accordance with the CARES Act. Origination fees and costs related to the funding of these loans were deferred and are recognized in interest income over the two-year maturity period.

Nonperforming Loans—Nonperforming loans includes loans which have been categorized by management as nonaccrual because of delinquency status or because collection of principal and interest is doubtful. When the payment of principal or interest on a loan is delinquent for 90 days or more, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection or renewal and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan and the probability that the Company will collect all principal and interest amounts outstanding.

When a loan is placed on nonaccrual status, interest accrued and uncollected during any period prior to the judgment of uncollectability is charged to operations, unless the loan is well secured with collateral values sufficient to ensure collection of both principal and interest. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts, reducing the Company’s recorded investment in the loan and next to the recovery of charged-off principal or interest amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled Debt Restructurings—From time to time, the Company modifies loan agreements with borrowers. A modified loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the borrower has been granted a concession. Modifications to loan terms may include interest rate reductions, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Interest is generally accrued on such loans in accordance with the new terms. Loans restructured in a troubled debt restructuring are not considered nonperforming if the loans are not delinquent and otherwise performing in accordance with their restructured terms.

Allowance for Credit Losses—The ACL for loans represents management’s estimate of expected credit losses inherent in the loan portfolio. In determining the ACL, the Company evaluates loans individually, or in groups of loans that share similar risk characteristics, where the expected loss can be identified and reasonably estimated. On a quarterly basis, the risk inherent in the loan portfolio based on qualitative and quantitative trends in the portfolio is assessed, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors and reasonable and supportable forecasts to determine the expected credit losses on the loan portfolio. Loan balances that are partially or fully guaranteed by the SBA are excluded from the computation to determine an ACL as there are no expected risk of losses associated with these loans.

Table

The Company adopted Accounting Standards Update, or ASU, 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or CECL, effective January 1, 2020. See “Accounting Standards Recently Adopted” below for the impact of this implementation and see Note 6: Allowance for Credit Losses for further discussion related to CECL and related disclosures.

A majority of the loan portfolio is comprised of loans to businesses and individuals in the Houston metropolitan and Beaumont/East Texas area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL.

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

Securities—Debt securities that the Company intends to hold for an indefinite period of time are classified as available for sale, carried at fair value and unrealized gains and losses are excluded from earnings and reported as accumulated other comprehensive income (loss), net of taxes in shareholders’ equity until realized. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

Equity securities that the Company intends to hold for an indefinite period of time are classified as available for sale, carried at fair value and unrealized gains and losses are included in earnings and reported as other noninterest income in the consolidated statements of income.

There are multiple qualitative factors considered by the Company in its assessment to determine if an ACL was necessary for those securities where the amortized cost basis exceeds the fair value. See Note 2: Securities for further discussions of the Company’s assessment.

Premiums and discounts are amortized and accreted to income using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

Equity Investments—The Company’s equity investments are carried at cost and evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely that an impairment has occurred as these investments do not have readily determinable fair values. The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. See Note 3: Equity Investments.

Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Land is carried at cost. Leasehold improvements are amortized over the life of the lease, plus renewal options or the estimated useful lives, whichever is shorter. Buildings are depreciated over a period not to exceed 32 years. Depending upon the type of furniture and equipment, the depreciation period will range from three to 10-years. Bank vehicles are amortized over a period of three years. Gains and losses on dispositions are included in net gains on sales of assets in the consolidated statements of income. During periods of real estate development, interest on construction costs is capitalized if considered material by management.

Operating Leases—The Company leases certain office space, stand-alone buildings and land, which are recognized as operating lease right-of-use assets in the consolidated balance sheets. Operating lease right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. Operating lease liabilities represent the Company’s obligation to make lease payments under these leases, on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. The discount rate used is estimated based on Federal Home Loan Bank advance rates applicable to the remaining terms. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised. The Company subleases certain facilities to outside parties. The Company’s leases have no variable costs.

Table

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

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. Servicing assets are initially recorded at fair market value and amortized in proportion to and over the service period and assessed for impairment or increased obligation based on fair value at each reporting date. Fair value is based on the gross coupon less an assumed contractual servicing cost or based upon discounted cash flows using market-based assumptions. Servicing assets are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing fee income is recorded for fees earned from servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Bank-owned Life Insurance—The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized upon the death of a covered employee, on receipt of a death notice or other verified evidence.

Repossessed Real Estate and Other Assets—Real estate and other assets acquired through repossession or foreclosure are held for sale and are initially recorded at the fair value of the asset less estimated costs to sell. Outstanding loan balances are reduced to reflect this value through charges to the ACL. If the fair value of the repossessed real estate and other assets declines after foreclosure, adjustments to reflect changes in fair value are recognized in net income in the period such determinations are assessed. Any developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Any operating expenses of these assets, net of related income and gains and losses on their disposition are included in other noninterest income or expense in the consolidated statements of income.

Other Assets—Other assets include accrued interest receivables on loans and investments, derivative financial instruments assets, prepaid expenses, repossessed real estate and other assets.

Other Liabilities—Other liabilities include accrued interest payable on deposits and borrowings, accrued bonuses, deferred compensation, derivative financial instruments liabilities and other liabilities.

Repurchase Agreements—The Company utilizes securities sold under repurchase agreements to facilitate the needs of customers and short-term borrowing needs. Securities sold under agreements to repurchase are stated at the amount of cash received in the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities.

Derivative Financial Instruments—All derivatives are recorded at fair value on the balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements. Fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Company had no derivative instruments that qualified for hedge accounting during the periods reported herein.

Fair Value Measurements—Fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is estimated based upon models that primarily use

Table

observable market-based parameters as inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Income Taxes—The Company prepares and reports income taxes on a consolidated basis. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. As such, the Company determined a valuation allowance was not necessary at December 31, 2020 and 2019.

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

The Company includes any interest expense assessed by taxing authorities in interest expense and any penalties related to income taxes in other expense on its consolidated statements of income.

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

Stock-Based Compensation—Stock-based compensation is recognized as compensation cost in the consolidated statements of income based on the fair value on the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. Compensation expense for awards not based on performance criteria is recognized over the required service period, on a straight-line basis. The impact of forfeitures is recognized as they occur.

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

Advertising expense—Advertising costs are expensed as incurred.

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

Share Repurchase Program—During 2020, 431,814 shares were repurchased under the Company’s share repurchase programs at an average price of $20.62 per share and during 2019, 100 shares were repurchased at $27.98 per share. Shares repurchased in 2020 and 2019 were retired and returned to the status of authorized but unissued shares.

Table

Accounting Standards Recently Adopted

The Company adopted CECL, effective January 1, 2020. The scope of CECL includes loans, debt securities classified as held to maturity, other receivables, off-balance sheet credit exposures and any other financial assets not excluded from the scope that have the contractual right to receive cash. In addition, CECL amends the accounting and reporting for credit losses on available for sale securities.

Through a one-time cumulative effect reduction of retained earnings of $3.0 million, the adoption of ASU 2016-13 increased the ACL for loans by $874,000, increased the liability related to the ACL for unfunded commitments by $2.9 million, with the associated deferred tax assets increasing by $809,000.

CECL requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As part of the implementation of CECL, the Company changed its methodology for determining the ACL for loans and the ACL associated with the Company’s off-balance sheet credit exposures, which are primarily unfunded commitments to borrowers.

The adoption of CECL did not have any impact on securities held to maturity as the Company did not hold any as of January 1, 2020. Additionally, the Company assessed the impact of CECL on its available for sale securities utilizing various qualitative factors and determined there were no credit losses within the portfolio requiring an allowance upon adoption. The Company did not have any purchased financial assets with credit deterioration as of January 1, 2020.

See Note 6: Allowance for Credit Losses for further discussion related to CECL and related disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for a majority of the Company’s interest-rate swaps and 12.0% of the Company’s loans as of December 31, 2020.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company applied the expedients and exceptions to three loans modified during 2020. The adoption of ASU 2020-04 did not significantly impact the Company’s financial statements.

Table

Cash Flow Reporting—Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for taxes	$11,307	$13,710	$11,627
Cash paid for interest	10,679	17,040	10,803
Supplemental disclosures of non-cash flow information:
Net operating lease right-to-use asset obtained in exchange for lease liabilities	1,876	14,499	—
Dividends accrued	22	1,306	43
Repossessed real estate and other assets	—	121	349

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281
December 31, 2019
Debt securities available for sale:
State and municipal securities	$51,525	$1,761	$(7)	$53,279
U.S. agency securities:
Collateralized mortgage obligations	55,784	324	(119)	55,989
Mortgage-backed securities	119,787	1,315	(255)	120,847
Equity securities	1,155	—	(8)	1,147
Total	$228,251	$3,400	$(389)	$231,262

Table

The amortized cost and estimated fair value of securities by contractual maturities as of the dates shown below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2020
Amortized cost:
Debt securities available for sale:
State and municipal securities	$509	$1,292	$9,154	$77,786	$88,741
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,910	30,175	35,085
Mortgage-backed securities	33	1,485	798	101,370	103,686
Equity securities	1,176	—	—	—	1,176
Total	$1,718	$2,777	$14,862	$209,331	$228,688
Fair value:
Debt securities available for sale:
State and municipal securities	$512	$1,298	$9,540	$81,687	$93,037
U.S. agency securities:
Collateralized mortgage obligations	—	—	5,075	30,327	35,402
Mortgage-backed securities	33	1,565	829	105,222	107,649
Equity securities	1,193	—	—	—	1,193
Total	$1,738	$2,863	$15,444	$217,236	$237,281

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2019
Amortized cost:
Debt securities available for sale:
State and municipal securities	$1,356	$1,399	$7,920	$40,850	$51,525
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,742	51,042	55,784
Mortgage-backed securities	24	1,682	1,903	116,178	119,787
Equity securities	1,155	—	—	—	1,155
Total	$2,535	$3,081	$14,565	$208,070	$228,251
Fair value:
Debt securities available for sale:
State and municipal securities	$1,360	$1,409	$8,132	$42,378	$53,279
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,803	51,186	55,989
Mortgage-backed securities	25	1,736	1,939	117,147	120,847
Equity securities	1,147	—	—	—	1,147
Total	$2,532	$3,145	$14,874	$210,711	$231,262

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $20.4 million and $56.5 million were sold during the years ended December 31, 2019 and 2018, respectively. No securities were sold in the year ended December 31, 2020. At December 31, 2020 and 2019, securities with a carrying amount of approximately $27.3 million and $50.8 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The scope of CECL includes debt securities classified as held to maturity and amended the accounting and reporting for credit losses on available for sale securities. There are multiple qualitative factors considered by the Company in its assessment to determine if an ACL was necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability

Table

to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held at December 31, 2020 and 2019 were impaired due to reasons of credit quality and believed any unrealized losses were temporary. No ACL for available for sale securities was recorded in the Company’s consolidated balance sheets at December 31, 2020 or upon adoption of CECL on January 1, 2020 and no impairment loss was recorded in 2019 or 2018 under previous accounting guidance.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Accrued interest receivable for securities was $1.2 million and $1.1 million at December 31, 2020 and 2019, respectively, and is included in other assets in the consolidated balance sheets.

The Company held 18 and 27 securities at December 31, 2020 and 2019, respectively, that were in a gross unrealized loss position. Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
December 31, 2020
Debt securities available for sale:
State and municipal securities	$263	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	6,913	(30)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$7,176	$(30)	$—	$—
December 31, 2019
Debt securities available for sale:
State and municipal securities	$3,539	$(7)	$106	$—
U.S. agency securities:
Collateralized mortgage obligations	10,687	(46)	7,994	(73)
Mortgage-backed securities	11,628	(26)	21,745	(229)
Equity securities	—	—	1,147	(8)
	$25,854	$(79)	$30,992	$(310)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

	December 31,
(Dollars in thousands)	2020	2019
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	5,941	4,249
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,299	3,049
	$18,652	$16,710

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

Table

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded, and as a result, these investments are stated at cost. At December 31, 2020 and 2019, the Company had $4.4 million and $4.9 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of December 31, 2020.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020		2019
Commercial and industrial	$742,957	25.3%	$527,607	19.9%
Real estate:
Commercial real estate	1,041,998	35.5%	900,746	34.0%
Construction and development	522,705	17.8%	527,812	19.9%
1-4 family residential	239,872	8.2%	280,192	10.6%
Multi-family residential	258,346	8.8%	277,209	10.5%
Consumer	33,884	1.1%	36,782	1.4%
Agriculture	8,670	0.3%	9,812	0.4%
Other	88,238	3.0%	86,513	3.3%
Total gross loans	2,936,670	100.0%	2,646,673	100.0%
Less allowance for credit losses for loans	(40,637)		(25,280)
Less deferred loan fees and unearned discounts	(9,880)		(6,125)
Less loans held for sale	(2,673)		(1,463)
Loans, net	$2,883,480		$2,613,805

Accrued interest receivable for loans is $12.1 million and $7.5 million at December 31, 2020 and 2019, respectively, and is included in other assets in the consolidated balance sheets.

Table

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the years ending December 31, 2020, 2019 and 2018, by loan class, are summarized as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
December 31, 2020
Commercial	$—	$2,625
Commercial real estate	2,500	—
December 31, 2019
Commercial real estate	$2,314	$31,868
December 31, 2018
Commercial and industrial	$7,000	$1,620
Commercial real estate	28,281	35,000
Construction and development	—	9,301
	$35,281	$45,921

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the years ended December 31, 2020, 2019 and 2018 were $4.0 million, $4.4 million and $2.0 million, respectively. Net gains recognized on sales of SBA loans were $349,000, $330,000 and $153,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in net gain on sales of assets in the consolidated income statements.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
December 31, 2020
Commercial and industrial	$51	$2,055	$2,269	$4,375	$738,582	$742,957	$—
Real estate:
Commercial real estate	—	—	—	—	1,041,998	1,041,998	—
Construction and development	—	—	—	—	522,705	522,705	—
1-4 family residential	1,357	19	106	1,482	238,390	239,872	—
Multi-family residential	—	—	—	—	258,346	258,346	—
Consumer	5	—	—	5	33,879	33,884	—
Agriculture	50	—	—	50	8,620	8,670	—
Other	—	—	—	—	88,238	88,238	—
Total loans	$1,463	$2,074	$2,375	$5,912	$2,930,758	$2,936,670	$—
December 31, 2019
Commercial and industrial	$664	$31	$240	$935	$526,672	$527,607	$—
Real estate:
Commercial real estate	865	—	—	865	899,881	900,746	—
Construction and development	—	532	—	532	527,280	527,812	—
1-4 family residential	499	—	—	499	279,693	280,192	—
Multi-family residential	—	—	—	—	277,209	277,209	—
Consumer	43	—	—	43	36,739	36,782	—
Agriculture	—	—	—	—	9,812	9,812	—
Other	—	—	—	—	86,513	86,513	—
Total loans	$2,071	$563	$240	$2,874	$2,643,799	$2,646,673	$—

Table

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	$12,588	$596
Real estate:
Commercial real estate	10,665	67
Construction and development	238	—
1-4 family residential	526	314
Total nonaccrual loans	$24,017	$977

Interest income that would have been earned under the original terms of the nonaccrual loans was $804,000, $57,000 and $163,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, which remain outstanding as of the end of the periods indicated below were as follows:

			Post-modification Recorded Investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2020
Commercial and industrial	17	$10,343	$7,475	$—	$2,637	$231
Real estate:
Commercial real estate	9	18,867	18,867	—	—	—
1-4 family residential	5	1,629	1,651	—	—	—
Construction and development	5	12,905	12,648	—	—	257
Total	36	$43,744	$40,641	$—	$2,637	$488
December 31, 2019
Commercial and industrial	3	$202	$39	$—	$163	$—
Real estate:
1-4 family residential	1	111	—	—	—	115
Total	4	$313	$39	$—	$163	$115

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

In support of customers impacted by the COVID-19 pandemic, the Company provided contract modifications through the deferral of principal and/or interest payments, or COVID-19 deferrals. The deferral periods granted primarily ranged from one to six-months, with the majority of the deferrals involving three-month arrangements. The troubled debt restructurings for the year ended December 31, 2020 in the table above include 34 loans totaling $43.1 million that were subject to COVID-19 deferrals. As of December 31, 2020, the Company had 21 loans totaling $38.4 million still subject to COVID-19 related deferrals, which included 10 loans totaling $22.4 million that were restructured as troubled debt restructurings.

A troubled debt restructuring is considered in default when a payment in accordance with the terms of the restructuring is more than 30 days past due. All loans restructured in troubled debt restructurings are individually evaluated based on the underlying collateral for the determination of an ACL. See Note 6: Allowance for Credit Losses for further discussions on specific reserves.

Table

Troubled debt restructuring during the twelve months ended indicated below with payment defaults were as follows:

	December 31, 2020		December 31, 2019
	Number		Number
(Dollars in thousands)	of Loans	Balance	of Loans	Balance
Commercial and industrial	3	$1,983	—	$—
Commercial real estate	3	3,370	—	—
1-4 family residential	4	12,270	—	—
Construction and development	2	94	1	111
Total	12	$17,717	1	$111

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Total Loans Individually Evaluated
December 31, 2020
Commercial and industrial	$2,594	$8,228	$10,822	$4,360	$746	$15,928
Real estate:
Commercial real estate	8,103	10,601	18,704	64	—	18,768
Construction and development	12,648	238	12,886	—	—	12,886
1-4 family residential	1,684	106	1,790	420	—	2,210
Other	7,851	—	7,851	—	—	7,851
Total	$32,880	$19,173	$52,053	$4,844	$746	$57,643
December 31, 2019
Commercial and industrial	$397	$282	$679	$314	$6	$999
Real estate:
Commercial real estate	1,337	—	1,337	67	—	1,404
1-4 family residential	54	111	165	203	3,283	3,651
Consumer	—	—	—	—	210	210
Other	6,653	—	6,653	—	—	6,653
Total	$8,441	$393	$8,834	$584	$3,499	$12,917

At December 31, 2020 and 2019, the Company had an outstanding commitment to potentially fund $593,000 and $2.0 million on a line of credit previously restructured.

Table

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Company adopted CECL effective January 1, 2020 and as a result of this adoption, the Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors and current conditions and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve, and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserves. The Company defines the loan class to be the grouping of the loan receivable based on risk characteristics and the method for monitoring and assessing credit risk, which is represented by the loan type or major category of loans.

For specific reserves, loans identified as not sharing similar risk characteristics with other assets are individually evaluated for the net amount expected to be collected and reserves are determined for them outside of the general reserve computation. For loans individually evaluated, the Company utilizes various methods such as discounted cash flow analysis, appraisal valuation on collateral, among others, in the measurement of credit losses of the loan and need for any additional ACL.

For the general reserve computation, the Company utilized an aged-based vintage model, or the Vintage model, based on the model’s ability to predict credit risks associated with the loan portfolio and capture the expected life of loan losses associated with each segment of loans. The Company primarily manages credit quality and determines credit risk of its loans based on the risk grade assigned to each individual loan within the loan class. See the risk grade discussion later in this footnote. The factors considered include: (i) the age of the loan; (ii) interest rate; (iii) loan size; (iv) payment structure; (v) term; (vi) loan to value; (vii) collateral type; (viii) geographical pattern; and (ix) industrial sector. The breakdown of the loan classes into portfolio segments was a judgement election based upon identified risk criteria. The Company has limited specific historical loss experience to directly tie to an attribute and thus the use of one factor over another is based on management’s perceived risk of the identified factor in combination with the data analyzed.

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

Historical net losses are used to calculate a historical loss rate for each vintage within each portfolio segment and then subjective adjustments for internal and external qualitative risk factors are applied to the historical loss rates to generate a total expected loss rate for each vintage within each portfolio segment. For portfolio segments of loans with no historical losses, the Company is using the weighted-average of its annual historical loss rates as a proxy loss rate floor, or specifically, for oil and gas and oil and gas real estate portfolio segments, historical average loss rate based on peer group data.

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

As part of its assessment, the Company considers the need to adjust historical information to reflect the extent to which current conditions and forecasts differ from the conditions that existed for the period over which historical information was evaluated. The Company uses an economic forecast qualitative factor as noted above to adjust the expected loss rates for the effects of forecasted changes in the economy. The Company uses economic indicators and indexes including, but not limited to: (i) inflation indexes; (ii) unemployment rates; (iii) fluctuations of interest rates; (iv) economic growth; (v) government expenditures; (vi) gross domestic product indexes; (vii) productivity indicators; (viii) leading indexes; (ix) debt levels; and (x) narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions. The Company determined that a two-year forecast period provides a balance between the level of forecast periods

Table

reasonably available and forecast accuracy and choose to revert to historical levels immediately afterward as adjusted current loss history is the more relevant indicator of expected losses beyond the forecast period.

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

Loan amortized costs, as defined by GAAP, includes principal, deferred fees or costs associated with the loan, premiums, discounts and accrued interest. The Company made a policy election to exclude accrued interest and deferred fees and costs in the determination of an ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Loans held for sale are excluded from the computation of expected credit losses as they are carried at the lower of cost or market value.

As part of the implementation of CECL, the Company changed its methodology for determining the ACL for loans. As a result of the adoption of CECL, the ratio of the ACL for loans to total loans increased from 0.96% at December 31, 2019 to 0.99% at January 1, 2020. At December 31, 2020, the ratio of the ACL for loans to total loans was 1.39%, reflecting the expected impact of COVID-19 and the sustained instability in the oil and gas industry during 2020 on the local and national economy and on current and forecasted expected credit losses. Additionally, the increase in adversely graded loans within the portfolio has resulted in an increase in the ACL related to those loans. The total of the Company’s qualitative and quantitative factors ranged from 0.67% to 2.42% at January 1, 2020 and ranged from 0.92% to 2.48% at December 31, 2020. All factors were reassessed on a quarterly basis during 2020.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis as part of the Company’s interim and annual consolidated financial statements. The ACL at December 31, 2020, reflects the Company’s assessment based on the information available at the time.

Prior to the adoption of CECL on January 1, 2020, the Company calculated an allowance for loan losses that represented an estimate of probable losses inherent in the loan portfolio. The Company utilized an incurred loss model that employed a systematic methodology for determining the allowance for loan losses consisting of two components: (i) a specific valuation based on probable losses on certain loans and (ii) a historical valuation allowance based on historical average loss experience for similar loans with similar characteristics and trends adjusted, as necessary, to reflect the impact of current conditions and other factors both internal and external to the Company.

Risk Grading

The methodology used by the Company in the determination of its ACL, which is performed at least on a quarterly basis, is designed to be responsive to changes in the credit quality of the loan portfolio as well as forecasted economic conditions. The credit quality of the loan portfolio is assessed through different processes. At origination, a risk grade is assigned to each loan based on underwriting procedures and criteria. The risk grades used are described below. The Company monitors the credit quality of the loan portfolio on an on-going basis by performing loan reviews, both internally and through a third-party vendor, on loans meeting certain risk and exposure criteria. Through these reviews, loans that require risk grade changes are approved by executive management. In addition, executive management reviews classified and criticized loans to assess changes in credit quality of the underlying loan, and when determined appropriate, based on individual evaluation, approve specific reserves.

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

Table

Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are individually evaluated for expected credit losses.

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

Loss—Credits in this category are considered “loss” in accordance with regulatory guidelines and are considered uncollectible and of such little value as to question their continued existence as assets on the Company’s financial statements. Such credits are charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. This category does not intend to imply that the debt or some portion of it will never be paid, nor does it in any way imply that the debt will be forgiven.

The Company had no loans graded “loss” or “doubtful” at December 31, 2020 and 2019.

The loans by risk grades, loan class and year of origination, or vintage, at December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$349,697	$81,131	$46,973	$13,161	$8,349	$3,432	$214,160	$3,562	$720,465
Special mention	—	—	33	—	—	—	3,371	—	3,404
Substandard	1,001	2,633	6,177	15	20	2,021	779	6,442	19,088
Total commercial and industrial	350,698	83,764	53,183	13,176	8,369	5,453	218,310	10,004	742,957
Commercial real estate:
Pass	262,072	210,954	196,630	138,424	68,468	84,453	30,020	9,482	1,000,503
Special mention	—	1,224	—	—	—	1,390	—	4,905	7,519
Substandard	—	11,532	9,599	476	1,059	1,985	9,325	—	33,976
Total commercial real estate	262,072	223,710	206,229	138,900	69,527	87,828	39,345	14,387	1,041,998
Construction and development:
Pass	165,894	163,658	92,455	20,146	6,707	273	53,800	—	502,933
Substandard	—	238	8,386	10,532	—	616	—	—	19,772
Total construction and development	165,894	163,896	100,841	30,678	6,707	889	53,800	—	522,705
1-4 family residential:
Pass	27,002	30,978	48,561	34,970	24,386	57,122	7,004	631	230,654
Special mention	1,548	—	—	—	1,617	—	—	—	3,165
Substandard	—	534	1,211	1,571	15	1,215	—	1,507	6,053
Total 1-4 family residential	28,550	31,512	49,772	36,541	26,018	58,337	7,004	2,138	239,872
Multi-family residential:
Pass	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Total multi-family residential	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Consumer:
Pass	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Total consumer	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Agriculture:
Pass	3,937	105	338	86	16	—	4,108	7	8,597
Substandard	—	—	—	—	—	23	50	—	73
Total agriculture	3,937	105	338	86	16	23	4,158	7	8,670
Other:
Pass	14,624	3,239	3,562	24	84	1,250	57,603	—	80,386
Substandard	1,211	—	—	—	1,232	—	5,409	—	7,852
Total other	15,835	3,239	3,562	24	1,316	1,250	63,012	—	88,238
Total
Pass	852,986	496,257	427,345	219,341	110,309	331,092	384,354	14,084	2,835,768
Special mention	1,548	1,224	33	—	1,617	1,390	3,371	4,905	14,088
Substandard	2,212	14,937	25,373	12,594	2,326	5,860	15,563	7,949	86,814
Total	$856,746	$512,418	$452,751	$231,935	$114,252	$338,342	$403,288	$26,938	$2,936,670

Table

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total loans	$2,835,768	$14,088	$86,814	$2,936,670

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2019
Commercial and industrial	$513,417	$2,963	$11,227	$527,607
Real estate:
Commercial real estate	876,207	18,570	5,969	900,746
Construction and development	515,247	12,565	—	527,812
1-4 family residential	274,731	594	4,867	280,192
Multi-family residential	277,209	—	—	277,209
Consumer	36,566	—	216	36,782
Agriculture	9,733	50	29	9,812
Other	79,860	—	6,653	86,513
Total loans	$2,582,970	$34,742	$28,961	$2,646,673

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	December 31, 2020			December 31, 2019
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$15,928	$727,029	$742,957	$999	$526,608	$527,607
Real estate:
Commercial real estate	18,768	1,023,230	1,041,998	1,404	899,342	900,746
Construction and development	12,886	509,819	522,705	—	527,812	527,812
1-4 family residential	2,210	237,662	239,872	3,651	276,541	280,192
Multi-family residential	—	258,346	258,346	—	277,209	277,209
Consumer	—	33,884	33,884	210	36,572	36,782
Agriculture	—	8,670	8,670	—	9,812	9,812
Other	7,851	80,387	88,238	6,653	79,860	86,513
Total	$57,643	$2,879,027	$2,936,670	$12,917	$2,633,756	$2,646,673

Table

Activity in the ACL for loans, segregated by loan class, for the years indicated below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
December 31, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision (recapture) for credit losses for loans	4,432	5,979	1,543	666	520	175	(13)	4,772	18,074
Charge-offs	(714)	(163)	—	(71)	—	(112)	—	(3,500)	(4,560)
Recoveries	794	147	—	1	—	14	12	1	969
Net (charge-offs) recoveries	80	(16)	—	(70)	—	(98)	12	(3,499)	(3,591)
Ending balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Period-end amount allocated to:
Specific reserve	$5,004	$323	$—	$—	$—	$—	$—	$206	$5,533
General reserve	8,031	13,475	6,089	2,578	2,513	440	137	1,841	35,104
Total	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
December 31, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for credit losses for loans	715	1,209	148	(15)	188	27	2	111	2,385
Charge-offs	(1,252)	(45)	—	(12)	—	(97)	—	(52)	(1,458)
Recoveries	489	81	—	3	—	71	10	6	660
Net (charge-offs) recoveries	(763)	36	—	(9)	—	(26)	10	(46)	(798)
Ending balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Period-end amount allocated to:
Specific reserve	$416	$—	$—	$15	$—	$—	$—	$6	$437
General reserve	7,255	7,975	4,446	2,242	1,699	388	74	764	24,843
Total	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
December 31, 2018
Beginning balance	$7,257	$10,375	$3,482	$1,326	$1,419	$566	$68	$285	$24,778
Provision (recapture) for credit losses for loans	(347)	(3,494)	817	953	92	(181)	(16)	420	(1,756)
Charge-offs	(1,928)	(171)	(1)	(4)	—	(1)	—	(3)	(2,108)
Recoveries	2,737	20	—	6	—	3	10	3	2,779
Net (charge-offs) recoveries	809	(151)	(1)	2	—	2	10	—	671
Ending balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Period-end amount allocated to:
Specific reserve	$525	$44	$—	$89	$—	$—	$—	$100	$758
General reserve	7,194	6,686	4,298	2,192	1,511	387	62	605	22,935
Total	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693

The ACL for loans by loan class as of the periods indicated was as follows:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$13,035	32.1%	$7,671	30.3%
Real estate:
Commercial real estate	13,798	34.0%	7,975	31.6%
Construction and development	6,089	15.0%	4,446	17.6%
1-4 family residential	2,578	6.3%	2,257	8.9%
Multi-family residential	2,513	6.2%	1,699	6.7%
Consumer	440	1.1%	388	1.5%
Agriculture	137	0.3%	74	0.3%
Other	2,047	5.0%	770	3.1%
Total allowance for credit losses for loans	$40,637	100.0%	$25,280	100.0%

Table

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes. The Company had no collateral dependent loans pending foreclosure at December 31, 2020.

Charge-offs and recoveries by loan class and vintage for the year ended December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$(38)	$(57)	$(35)	$(42)	$—	$(542)	$—	$(714)
Recovery	—	3	170	46	29	326	220	—	794
Total commercial and industrial	—	(35)	113	11	(13)	326	(322)	—	80
Commercial real estate:
Charge-off	—	—	—	—	—	(163)	—	—	(163)
Recovery	—	—	2	—	—	145	—	—	147
Total commercial real estate loans	—	—	2	—	—	(18)	—	—	(16)
1-4 family residential:
Charge-off	—	(64)	—	—	—	(7)	—	—	(71)
Recovery	—	—	—	—	—	1	—	—	1
Total 1-4 family residential	—	(64)	—	—	—	(6)	—	—	(70)
Consumer:
Charge-off	—	(3)	(14)	(95)	—	—	—	—	(112)
Recovery	5	2	6	—	—	1	—	—	14
Total consumer	5	(1)	(8)	(95)	—	1	—	—	(98)
Agriculture:
Recovery	—	—	—	—	12	—	—	—	12
Total agriculture	—	—	—	—	12	—	—	—	12
Other:
Charge-off	—	(3,500)	—	—	—	—	—	—	(3,500)
Recovery	—	—	—	1	—	—	—	—	1
Total other	—	(3,500)	—	1	—	—	—	—	(3,499)
Total:
Charge-off	—	(3,605)	(71)	(130)	(42)	(170)	(542)	—	(4,560)
Recovery	5	5	178	47	41	473	220	—	969
Total	$5	$(3,600)	$107	$(83)	$(1)	$303	$(322)	$—	$(3,591)

The recorded investment in impaired loans as of December 31, 2019, prior to the Company’s adoption of CECL was as follows:

	Unpaid	Recorded				Average
	Contractual	Investment	Recorded	Total		Recorded
	Principal	with No	Investment	Recorded	Related	Investment
(Dollars in thousands)	Balance	Allowance	with Allowance	Investment	Allowance	Year-to-Date
December 31, 2019
Commercial and industrial	$1,111	$300	$699	$999	$416	$2,452
Real estate:
Commercial real estate	1,407	1,404	—	1,404	—	2,165
1-4 family residential	3,761	2,166	1,485	3,651	15	4,020
Consumer	210	210	—	210	—	128
Other	6,653	5,411	1,242	6,653	6	6,825
Total loans	$13,142	$9,491	$3,426	$12,917	$437	$15,590

Table

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as funded loans based on segment type and their expected credit losses were determined using the Vintage model and established qualitative factors as well as consideration for historical and expected utilization levels. Activity in the ACL for unfunded commitments for the year ended December 31, 2020, was as follows:

(Dollars in thousands)	December 31, 2020
Beginning balance	$378
Impact of CECL adoption	2,981
Provision for credit losses for unfunded commitments	818
Ending balance	$4,177

There was no provision for credit losses for unfunded commitments for the years ended December 31, 2019 and 2018.

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$15,484	$13,466
Buildings and leasehold improvements	64,113	53,869
Furniture and equipment	16,777	15,917
Vehicles	216	203
Construction in progress	388	343
	96,978	83,798
Less accumulated depreciation	(35,826)	(32,923)
Premises and equipment, net	$61,152	$50,875

Depreciation expense was $3.2 million, $3.2 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in net occupancy expense in the Company’s consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at December 31, 2020 and 2019 and there have been no changes in goodwill during those years. During the year ended December 31, 2020, the Company evaluated potential triggering events, including the economic disruption and uncertainties related to the COVID-19 pandemic and the sustained instability in the oil and gas industry, that could be indicators of impairment. Based on the results of these assessments, management does not believe any impairment of goodwill or other intangible assets existed at December 31, 2020 or 2019.

Other intangibles, net of accumulated amortization, were as follows as of the dates shown below:

Table

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
December 31, 2020
Core deposits	3.2 years	$13,750	$(13,305)	$445
Customer relationships	8.0 years	6,629	(3,093)	3,536
Servicing assets	10.4 years	399	(209)	190
Total other intangible assets, net		$20,778	$(16,607)	$4,171
December 31, 2019
Core deposits	4.2 years	$13,750	$(12,979)	$771
Customer relationships	9.0 years	6,629	(2,651)	3,978
Servicing assets	12.8 years	368	(179)	189
Total other intangible assets, net		$20,747	$(15,809)	$4,938

Servicing Assets

Changes in servicing assets as of the dates shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$189	$166
Increase from loan sales	79	87
Decrease from serviced loans paid off or foreclosed	—	(30)
Amortization	(78)	(34)
Balance at end of period	$190	$189

Estimated future amortization for core deposits and customer relationship intangible assets was as follows for the date shown below:

(Dollars in thousands)	December 31, 2020
2021	$675
2022	584
2023	495
2024	459
2025	442
Thereafter	1,326
Total	$3,981

NOTE 9: BANK-OWNED LIFE INSURANCE

During 2020, the Company received proceeds in the amount of $2.0 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee, and the Company recorded a gain of $769,000 over the carrying value recorded. During 2019, the Company received proceeds in the amount of $4.7 million as the owner and beneficiary under a bank-owned life insurance policy as the result of the death of a former employee, and the Company recorded a gain of $3.3 million over the carrying value recorded. Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of period	$71,881	$71,525	$68,010
Purchases	—	—	1,700
Redemptions	(1,965)	(4,655)	—
Net change in cash surrender value	2,422	5,011	1,815
Balance at end of period	$72,338	$71,881	$71,525

Table

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Interest-bearing demand accounts	$380,175	$369,744
Money market accounts	1,039,617	805,942
Saving accounts	108,167	92,183
Certificates and other time deposits, $100,000 or greater	152,592	208,018
Certificates and other time deposits, less than $100,000	144,818	191,640
Total interest-bearing deposits	1,825,369	1,667,527
Noninterest-bearing deposits	1,476,425	1,184,861
Total deposits	$3,301,794	$2,852,388

Scheduled maturities of time deposits as of the date shown below were as follows:

(Dollars in thousands)	December 31, 2020
Three months or less	$66,493
Over three months through six months	48,484
Over six months through 12 months	89,188
Over 12 months through three years	74,708
Over three years	18,537
Total	$297,410

At December 31, 2020 and 2019, the Company had $29.3 million and $56.8 million in deposits from public entities and brokered deposits of $88.0 million and $128.9 million, respectively. At December 31, 2020 and 2019, overdrafts of $336,000 and $680,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $324,000 and $931,000 at December 31, 2020 and 2019, respectively, and is included in other liabilities in the consolidated balance sheets. The Company had no major concentrations of deposits at December 31, 2020 or 2019 from any single or related groups of depositors. At December 31, 2020, $72.5 million of certificates of deposits or other time deposits were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At December 31, 2020, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2020 or 2019. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019 and thereafter quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Table

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2020.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at both December 31, 2020 and 2019. Federal Home Loan Bank advances outstanding totaled $50.0 million at both December 31, 2020 and 2019 and these borrowings were on a long-term basis. See maturity information below. At December 31, 2020, there was a $10.8 million letter of credit that was issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letter of credit, the net capacity available under the Federal Home Loan Bank facility was $1.0 billion at both December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company also borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the years ended December 31, 2020 and 2019 was $55.2 million and $61.6 million, respectively. The weighted-average interest rate for the years ended December 31, 2020 and 2019 was 1.64% and 2.25%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	December 31, 2020
2021	$—
2022	10,000
2023	20,000
2024	20,000
2025	—
Thereafter	—
Total	$50,000

At December 31, 2020 and 2019, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million at December 31, 2020 and $75.0 million at December 31, 2019. There were no funds under these lines of credit outstanding at December 31, 2020 or 2019.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $167.6 million and $158.7 million in loans to related parties at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Activity in loans to related parties as of the periods shown below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$158,727	$168,851
New loans	43,638	15,934
Repayments	(34,746)	(26,058)

Table

Ending balance	$167,619	$158,727

Unfunded Commitments—At December 31, 2020 and 2019, the Company had approximately $47.3 million and $48.7 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $210.1 million and $233.9 million at December 31, 2020 and 2019, respectively.

Advertising—The Company incurred advertising expenses of approximately $52,000 and $97,000 for the years ended December 31, 2020 and 2019, respectively, to a vendor that is solely owned by a director of the Company.

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

During the years ended December 31, 2020 and 2019, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Table

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

Equity Securities Available for Sale—Equity securities are classified as available for sale and are recorded at fair value. The fair value measurements are based on observable data obtained from a third-party pricing service. The Company reviews the prices supplied by the service against publicly available information. The equity securities are mutual funds publicly traded on the National Association of Securities Dealers Automated Quotations and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

Interest Rate Swaps—The Company obtains fair value measurements for its interest rate swaps from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs. Interest rate swaps are classified as Level 2.

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below   were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Fair value of financial assets:
Level 1 inputs: securities available for sale - equity securities	$1,193	$1,147
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	93,037	53,279
U.S. agency securities:
Collateralized mortgage obligations	35,402	55,989
Mortgage-backed securities	107,649	120,847
Interest rate swaps	8,618	2,638
Credit risk participation agreement	40	—
Total fair value of financial assets	$245,939	$233,900
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$8,618	$2,638
Total fair value of financial liabilities	$8,618	$2,638

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

Table

The Company’s financial assets measured at fair value on a non-recurring basis are certain loans individually evaluated and as of the dates shown below were as follows:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$10,509	$5,004	$5,505	$699	$416	$283
Commercial real estate	5,727	323	5,404	—	—	—
1-4 family residential	—	—	—	1,485	15	1,470
Other	1,232	205	1,027	1,242	6	1,236
Total	$17,468	$5,532	$11,936	$3,426	$437	$2,989

Non-Financial Assets and Non-Financial Liabilities Measured at Fair Value on a Non-recurring Basis

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the years ended December 31, 2020 and 2019. There were no outstanding foreclosed assets as of December 31, 2020 and 2019.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	December 31, 2020		December 31, 2019
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$538,007	$538,007	$372,064	$372,064
Level 2 inputs:
Bank-owned life insurance	72,338	72,338	71,881	71,881
Accrued interest receivable	13,350	13,350	8,742	8,742
Servicing asset	190	190	189	189
Level 3 inputs:
Loans, including held for sale, net	2,919,854	2,886,153	2,654,362	2,615,268
Other investments	18,652	18,652	16,710	16,710
Total financial assets	$3,562,391	$3,528,690	$3,123,948	$3,084,854
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,476,425	$1,476,425	$1,184,861	$1,184,861
Level 2 inputs:
Interest-bearing deposits	1,894,558	1,825,369	1,651,359	1,667,527
Federal Home Loan Bank advances	51,726	50,000	48,822	50,000
Repurchase agreements	—	—	485	485
Accrued interest payable	398	398	1,005	1,005
Total financial liabilities	$3,423,107	$3,352,192	$2,886,532	$2,903,878

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data

Table

to develop the estimates of fair value and as such the fair values shown above are not necessarily indicative of the amounts the Company will realize. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

The Company has outstanding interest rate swap contracts with certain customers and equal and offsetting interest rate swaps with other financial institutions entered into at the same time. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk. The objective of the transactions is to allow customers to effectively convert a variable rate loan to a fixed rate.

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2020 and 2019, management determined there was no such deterioration.

At December 31, 2020 and 2019, the Company had 23 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

The Company entered into a credit risk participation agreement with another financial institution during the year ended December 31, 2020. This agreement is associated with an interest rate swap related to a loan for which the Company is the lead agent bank and provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreement. The fair value of the agreement is determined based on the market value of the underlying interest rate swap adjusted for credit spreads and recovery rates.

Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2020
Interest rate swaps with customers	Other assets	$141,241	$8,146	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Interest rate swaps with customers	Other assets	5,250	472	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	5,250	(472)	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	141,241	(8,146)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Credit risk participation agreement with financial institution	Other assets	14,084	40	3.50%	LIBOR 1M + 2.50%	9.24
Total derivatives		$307,066	$40
December 31, 2019
Interest rate swaps with customers	Other assets	$69,189	$2,599	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Interest rate swaps with financial institutions	Other assets	5,987	39	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with customers	Other liabilities	5,987	(39)	4.00%	LIBOR 1M + 2.50%	6.71
Interest rate swaps with financial institutions	Other liabilities	69,189	(2,599)	4.40% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.65
Total derivatives		$150,352	$—

Table

NOTE 15: OPERATING LEASES

The Company leases certain office space, stand-alone buildings and land, which are recognized as operating lease right-of-use assets in the consolidated balance sheets. The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. At adoption, the Company recorded operating lease right-of-use assets totaling $13.2 million, which represented the Company’s right to use, or control the use of, specified assets for their lease terms, and the Company recorded operating lease liabilities totaling $15.5 million, which represented the Company’s obligation to make lease payments under these leases. Accrued lease obligations and lease incentive liabilities totaling $2.3 million that were in other liabilities at December 31, 2018 were reversed as part of the adoption during the first quarter of 2019. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs for leases existing at the effective date. The Company also elected to use hindsight in determining lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components.

During the year ended December 31, 2020, the operating lease right-of-use assets increased $1.7 million in exchange for new operating lease liabilities related to two new leases commenced in that period. Two leases were modified during the year ended December 31, 2020 and $1.0 million was added to both the operating lease right-of-use assets and  lease liabilities. The Company terminated a lease related to a branch during the year ended December 31, 2020 and, as a result, the operating lease right-of-use assets were reduced by $831,000 and the operating lease liabilities were reduced by $866,000. During the year ended December 31, 2019, the Company obtained $1.3 million of operating lease right-of-use assets in exchange for new operating lease liabilities related to two leases commenced in that period.

Lease costs for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$1,980	$1,876
Short-term lease cost	40	61
Sublease income	(378)	(153)
Total lease cost	$1,642	$1,784

Other information related to operating leases for the periods shown below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Amortization of lease right-to-use asset	$1,517	$1,343
Accretion of lease liabilities	464	534
Cash paid for amounts included in the measurement of lease liabilities	2,046	1,895
Weighted-average discount rate	2.64%	3.54%
Weighted-average remaining lease term in years	10.8	11.2

Table

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	December 31, 2020
2021	$1,968
2022	2,225
2023	2,227
2024	1,930
2025	1,817
Thereafter	9,345
Total undiscounted lease liability	19,512
Less:
Discount on cash flows	(3,065)
Total operating lease liability	$16,447

NOTE 16: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company enters into various transactions, which in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans and standby letters of credit. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit, variable interest rate	$659,385	$652,611
Commitments to extend credit, fixed interest rate	80,346	141,439
	$739,731	$794,050
Standby letters of credit	$26,078	$23,547

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

Table

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the years ended December 31, 2020 and 2019, the Company contributed $2.1 million and $1.9 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At December 31, 2020 and 2019, the amount payable, including interest, for this deferred plan was $2.0 million and $2.7 million, respectively, and is included in other liabilities in the consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $246,000 and $335,000 at December 31, 2020 and 2019, respectively, which is included in other liabilities in the consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $640,000 and $437,000 at December 31, 2020 and 2019, respectively, which is included in other liabilities in the consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

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

In May 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At December 31, 2020, 963,200 shares were available for future grant under the 2014 Plan.

In September 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. At December 31, 2020, 308,857 shares were available for future grant under the 2017 Plan.

Table

Stock option activity for the periods shown below was as follows:

	Years Ended December 31,
	2020		2019
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	213,078	$16.92	232,322	$16.66
Granted	—	—	—	—
Exercised	(11,358)	11.67	(15,244)	12.74
Forfeited/expired	—	—	(4,000)	17.73
Outstanding at end of period	201,720	17.22	213,078	16.92

A summary of stock options as of the date shown below was as follows:

	December 31, 2020
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	169,721	31,999	201,720
Weighted-average exercise price per share	$16.51	$21.00	$17.22
Aggregate intrinsic value (in thousands)	$1,528	$144	$1,672
Weighted-average remaining contractual term (years)	4.3	6.5	4.6

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2018	181,773	$27.05	24,000	$34.46
Granted	44,492	31.64	—	—
Vested	(61,590)	27.20	(6,000)	34.46
Forfeited	(3,232)	29.99	—	—
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	41,594	28.24	—	—
Vested	(63,160)	28.28	—	—
Forfeited	(10,210)	27.53	(15,750)	34.47
Outstanding at December 31, 2020	129,667	$28.22	2,250	$34.40

Table

A summary of restricted stock as of the date shown below was as follows:

	December 31, 2020
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	129,667	2,250
Weighted-average grant date fair value per share	$28.22	$34.40
Aggregate fair value (in thousands)	$3,308	$57
Weighted-average remaining vesting period (years)	2.1	1.8

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Year Ended December 31, 2020
Stock options	11,358	—	11,358
Non-performance based restricted stock	63,160	(9,578)	53,582
Year Ended December 31, 2019
Stock options	15,244	(2,318)	12,926
Non-performance based restricted stock	61,590	(6,672)	54,918
Performance-based restricted stock	6,000	(1,463)	4,537

For the years ended December 31, 2020, 2019 and 2018, stock compensation expense was $1.9 million, $2.4 million and $1.6 million, respectively. As of December 31, 2020, there was approximately $3.4 million of  unrecognized compensation expense related to unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 2.0 years.

Table

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

The Basel III Capital Rules require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

In November 2019, the federal bank regulatory agencies published a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9.0%, are considered qualifying community banking organizations and are eligible to opt into the Framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a Tier 1 capital-to-adjusted total assets ratio, or leverage capital ratio, of greater than 9.0% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the year ended December 31, 2020. In April 2020, the federal bank regulatory agencies announced two interim final rules to provide relief associated with Section 4012 of the CARES Act. For institutions that elect the Framework, the interim rules temporarily lower the leverage ratio requirement to 8.0% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9.0% leverage ratio requirement is re-established. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In September 2020, the federal bank regulatory agencies finalized an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. The rule permits banking organizations that were required to adopt CECL for purposes of GAAP (as in effect January 1, 2020) for a fiscal year beginning during the calendar year 2020, the option to delay for up to two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (i.e., a transition period of five years in total). The Company determined

Table

not to use the transition provision and has reported the full effect of CECL upon adoption and for the current reporting period in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

The Board of Directors and management are committed to taking the necessary actions to fully address the provisions of the Agreement. The Bank has appointed a Compliance Committee to oversee the Bank’s compliance with the Agreement and is working to promptly address the requirements of the Agreement. Numerous actions have already been taken or commenced by the Bank to strengthen its BSA/AML compliance practices, policies, procedures and controls and comply with the terms of the Agreement. The Bank has hired and may continue to hire third-party consultants and advisors to assist in complying with the Agreement. While subject to the Agreement, the Company expects that management and the Board of Directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.

If the Bank does not successfully address the OCC’s concerns in the Agreement or fully comply with the provisions of the Agreement, the Bank could be subject to further regulatory scrutiny, civil monetary penalties, further regulatory sanctions and/or other enforcement actions. The Company or the Bank may also become subject to formal or informal enforcement actions by other regulatory agencies.  Any of those events could have a material adverse impact on the Company’s future operations, financial condition, growth, or other aspects.

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

Table

At December 31, 2020 and 2019, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 206,296	7.00%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 206,281	7.00%	$ 191,547	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 250,502	8.50%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 250,484	8.50%	$ 235,750	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 492,328	16.71%	$ 309,444	10.50%	N/A	N/A
Bank Only	$ 458,886	15.57%	$ 309,421	10.50%	$ 294,687	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 455,391	12.00%	$ 151,797	4.00%	N/A	N/A
Bank Only	$ 421,952	11.12%	$ 151,772	4.00%	$ 189,715	5.00%

December 31, 2019
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 202,218	7.00%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 202,203	7.00%	$ 187,760	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 448,445	15.52%	$ 245,550	8.50%	N/A	N/A
Bank Only	$ 406,675	14.08%	$ 245,532	8.50%	$ 231,089	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 474,104	16.41%	$ 303,327	10.50%	N/A	N/A
Bank Only	$ 432,334	14.97%	$ 303,304	10.50%	$ 288,861	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 448,445	13.11%	$ 136,798	4.00%	N/A	N/A
Bank Only	$ 406,675	11.90%	$ 136,754	4.00%	$ 170,943	5.00%

NOTE 20: INCOME TAXES

The components of the provision for income tax expense for the periods listed below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current federal income tax	$9,419	$12,988	$11,908
Current state income tax	240	240	190
Deferred income tax	(3,625)	(1,657)	(734)
Total income tax expense	$6,034	$11,571	$11,364

Table

Income tax expense for the periods listed below differs from the applicable statutory rate of 21% for the years ended December 31, 2020, 2019 and 2018 as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Tax expense calculated at statutory rate	$6,803	$13,038	$12,317
Increase (decrease) resulting from:
State income tax	190	190	150
Tax exempt interest income	(832)	(807)	(834)
Bank-owned life insurance	(506)	(1,047)	(381)
Other	379	197	112
Total income tax expense	$6,034	$11,571	$11,364
Effective tax rate	18.63%	18.64%	19.37%

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

Deferred income taxes are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The components of the net deferred tax asset for the periods shown below were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$8,534	$5,308
Compensation related	2,427	3,068
Deferred loan origination fees and loan costs	2,025	1,261
Loan related	1,254	253
Operating lease liabilities	3,454	3,298
Other	29	8
Total deferred tax assets	17,723	13,196
Deferred tax liabilities:
Accumulated depreciation	(1,550)	(1,140)
Operating lease right-to-use assets	(2,790)	(2,714)
Compensation 481(a) adjustment	—	(238)
Core deposit intangibles	(836)	(997)
Unrealized gain on securities available for sale	(1,801)	(634)
Other	(46)	(41)
Total deferred tax liabilities	(7,023)	(5,764)
Net deferred tax asset	$10,700	$7,432

As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2016 forward for the State of Texas and from the year 2017 forward for federal. When necessary, the Company would include interest expense assessed by taxing authorities in interest expense and penalties related to income taxes in other expense in its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020 and 2019, management has determined there were no material uncertain tax positions.

Table

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown is below.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Net income for common shareholders	$26,361	$50,517	$47,289
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,761	24,926	24,859
Dilutive effect of outstanding stock options and unvested restricted stock awards	42	127	159
Diluted weighted-average shares outstanding	24,803	25,053	25,018
Earnings per share:
Basic	$1.06	$2.03	$1.90
Diluted	$1.06	$2.02	$1.89

For the years ended December 31, 2020, 2019 and 2018, the Company excluded from diluted weighted-average shares, the impact of 117,790, 2,400 and 3,000 shares of unvested non-performance based restricted stock as they are anti-dilutive and 2,250, 18,000 and 24,000 shares of performance-based restricted stock, respectively, as they are contingently issuable and the performance conditions for these issuances have not been met. For the year ended December 31, 2020, the Company excluded from diluted weighted-average shares, the impact of 80,000 stock options as they are anti-dilutive. No stock options were anti-dilutive at December 31, 2019 or 2018.

NOTE 22: PARENT COMPANY

The following balance sheets, statements of income and statements of cash flows for CBTX, Inc. should be read in conjunction with the consolidated financial statements and the related notes.

Balance Sheets	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and due from banks	$35,645	$44,130
Investment in subsidiary	513,012	493,951
Deferred tax asset, net	130	131
Other assets	548	438
Total assets	$549,335	$538,650

Liabilities:
Other liabilities	$2,884	$2,929
Total liabilities	2,884	2,929
Shareholders’ equity:
Common stock	255	258
Additional paid-in capital	339,334	346,559
Retained earnings	214,456	201,080
Treasury stock	(14,369)	(14,562)
Accumulated other comprehensive income	6,775	2,386
Total shareholders’ equity	546,451	535,721
Total liabilities and shareholders’ equity	$549,335	$538,650

Table

Statements of Income	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest income
Other	$—	$5	$187
Interest expense
Note payable	15	15	15
Junior subordinated debt	—	4	420
Total interest expense	15	19	435
Net interest expense	(15)	(14)	(248)
Noninterest income
Dividend income from subsidiary	10,350	8,901	7,800
Total noninterest income	10,350	8,901	7,800
Noninterest expense
Salaries and employee benefits	698	673	755
Professional and director fees	1,107	652	728
Data processing	100	13	44
Advertising, marketing and business development	45	—	—
Other expenses	206	209	208
Total noninterest expense	2,156	1,547	1,735
Income before income tax benefit and equity in undistributed income of subsidiary	8,179	7,340	5,817
Income tax benefit	(465)	(341)	(437)
Income before equity in undistributed income of subsidiary	8,644	7,681	6,254
Equity in undistributed income of subsidiary	17,717	42,836	41,035
Net income	$26,361	$50,517	$47,289

Statements of Cash Flows	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$26,361	$50,517	$47,289
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in undistributed net income loss of subsidiary	(17,717)	(42,836)	(41,035)
Stock-based compensation expense	1,935	2,402	1,601
Deferred tax benefit (provision)	1	14	(4)
Change in operating assets and liabilities:
Other assets	(110)	473	1,549
Other liabilities	(23)	(180)	(836)
Total adjustments	(15,914)	(40,127)	(38,725)
Net cash provided by operating activities	10,447	10,390	8,564
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:
Redemption of trust preferred securities	—	(1,571)	(5,155)
Dividends paid on common stock	(9,962)	(8,757)	(4,979)
Payments to tax authorities for stock-based compensation	(198)	(239)	(171)
Proceeds from exercise of stock options	133	121	294
Repurchase of common stock	(8,905)	(3)	—
Net cash used in financing activities	(18,932)	(10,449)	(10,011)
Net decrease in cash and cash equivalents	(8,485)	(59)	(1,447)
Cash and cash equivalents, beginning	44,130	44,189	45,636
Cash and cash equivalents, ending	$35,645	$44,130	$44,189

Table

NOTE 23: QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the periods indicated below was as follows:

	Year Ended December 31, 2020
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$36,211	$34,425	$33,763	$34,294
Interest expense	3,991	2,267	2,055	1,774
Net interest income	32,220	32,158	31,708	32,520
Provision (recapture) for credit losses	5,049	9,870	4,108	(135)
Net interest income after provision (recapture) for credit losses	27,171	22,288	27,600	32,655
Noninterest income	4,327	2,909	4,023	3,522
Noninterest expense	22,089	22,495	23,858	23,658
Income before income taxes	9,409	2,702	7,765	12,519
Income tax expense	1,868	539	1,344	2,283
Net income	$7,541	$2,163	$6,421	$10,236
Earnings per share:
Basic	$0.30	$0.09	$0.26	$0.42
Diluted	$0.30	$0.09	$0.26	$0.41

	Year Ended December 31, 2019
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$36,985	$38,649	$39,193	$38,568
Interest expense	3,657	4,350	4,618	4,782
Net interest income	33,328	34,299	34,575	33,786
Provision (recapture) for credit losses	1,147	807	579	(148)
Net interest income after provision (recapture) for credit losses	32,181	33,492	33,996	33,934
Noninterest income	3,493	7,303	4,115	3,717
Noninterest expense	22,585	23,403	22,045	22,110
Income before income taxes	13,089	17,392	16,066	15,541
Income tax expense	2,599	3,077	2,990	2,905
Net income	$10,490	$14,315	$13,076	$12,636
Earnings per share:
Basic	$0.42	$0.57	$0.52	$0.51
Diluted	$0.42	$0.57	$0.52	$0.50