Form 10-Q
period 2021-03-31
CBTX, Inc.
filed 2021-04-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were 24,594,299 shares of the registrant’s common stock outstanding, including 151,833 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$52,472	$46,814
Interest-bearing deposits at other financial institutions	552,199	491,193
Total cash and cash equivalents	604,671	538,007
Securities	289,091	237,281
Equity investments	18,786	18,652
Loans held for sale	1,005	2,673
Loans, net of allowance for credit losses of $40,874 and $40,637 at March 31, 2021 and December 31, 2020, respectively	2,850,758	2,883,480
Premises and equipment, net of accumulated depreciation of $36,666 and $35,826 at March 31, 2021 and December 31, 2020, respectively	60,551	61,152
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,798 and $16,607 at March 31, 2021 and December 31, 2020, respectively	3,991	4,171
Bank-owned life insurance	72,728	72,338
Operating lease right-to-use assets	12,900	13,285
Deferred tax assets, net	11,000	10,700
Other assets	22,208	26,528
Total assets	$4,028,639	$3,949,217

Liabilities:
Noninterest-bearing deposits	$1,621,408	$1,476,425
Interest-bearing deposits	1,763,339	1,825,369
Total deposits	3,384,747	3,301,794
Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	16,060	16,447
Other liabilities	32,483	34,525
Total liabilities	3,483,290	3,402,766
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,288,454 and 25,458,816 shares issued at March 31, 2021 and December 31, 2020, respectively; 24,442,466 and 24,612,828 shares outstanding at March 31, 2021 and December 31, 2020, respectively	253	255
Additional paid-in capital	334,839	339,334
Retained earnings	221,279	214,456
Treasury stock, at cost, 845,988 shares held at both March 31, 2021 and December 31, 2020, respectively	(14,369)	(14,369)
Accumulated other comprehensive income, net of tax of $890 and $1,801 at March 31, 2021 and December 31, 2020, respectively	3,347	6,775
Total shareholders’ equity	545,349	546,451
Total liabilities and shareholders’ equity	$4,028,639	$3,949,217

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$33,165	$33,617
Securities	1,173	1,363
Other interest-earning assets	177	1,055
Equity investments	146	176
Total interest income	34,661	36,211
Interest expense:
Deposits	1,350	3,766
Federal Home Loan Bank advances	221	221
Other interest-bearing liabilities	—	4
Total interest expense	1,571	3,991
Net interest income	33,090	32,220
Provision for credit losses:
Provision for credit losses for loans	286	4,739
Provision for credit losses for unfunded commitments	126	310
Total provision for credit losses	412	5,049
Net interest income after provision for credit losses	32,678	27,171
Noninterest income:
Deposit account service charges	1,193	1,485
Card interchange fees	976	922
Earnings on bank-owned life insurance	390	416
Net gain on sales of assets	192	123
Other	360	1,381
Total noninterest income	3,111	4,327
Noninterest expense:
Salaries and employee benefits	14,188	14,223
Occupancy expense	2,521	2,424
Professional and director fees	1,703	1,152
Data processing and software	1,576	1,222
Regulatory fees	556	103
Advertising, marketing and business development	285	364
Telephone and communications	463	419
Security and protection expense	390	374
Amortization of intangibles	191	221
Other expenses	1,412	1,587
Total noninterest expense	23,285	22,089
Net income before income tax expense	12,504	9,409
Income tax expense	2,485	1,868
Net income	$10,019	$7,541
Earnings per common share
Basic	$0.41	$0.30
Diluted	$0.41	$0.30

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$10,019	$7,541

Change in unrealized gains (losses) on securities available for sale arising during the period	(4,339)	5,023
Reclassification adjustments for net realized gains included in net income	—	10
Change in related deferred income tax	911	(1,058)
Other comprehensive income (loss), net of tax	(3,428)	3,975
Total comprehensive income	$6,591	$11,516

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721
Net income	—	—	—	7,541	—	—	—	7,541
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.10 per share	—	—	—	(2,496)	—	—	—	(2,496)
Stock-based compensation expense	—	—	557	—	—	—	—	557
Vesting of restricted stock, net of shares withheld for employee tax liabilities	5,232	—	(35)	—	—	—	—	(35)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	1,524	26	—	16
Shares repurchased	(240,445)	(2)	(5,358)	—	—	—	—	(5,360)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,975	3,975
Balance at March 31, 2020	25,601,835	$256	$341,713	$203,080	(855,822)	$(14,536)	$6,361	$536,874

Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451
Net income	—	—	—	10,019	—	—	—	10,019
Dividends on common stock, $0.13 per share	—	—	—	(3,196)	—	—	—	(3,196)
Stock-based compensation expense	—	—	541	—	—	—	—	541
Vesting of restricted stock, net of shares withheld for employee tax liabilities	10,727	—	(70)	—	—	—	—	(70)
Shares repurchased	(181,089)	(2)	(4,966)	—	—	—	—	(4,968)
Other comprehensive income, net of tax	—	—	—	—	—	—	(3,428)	(3,428)
Balance at March 31, 2021	25,288,454	$253	$334,839	$221,279	(845,988)	$(14,369)	$3,347	$545,349

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$10,019	$7,541
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for credit losses	412	5,049
Depreciation expense	863	775
Amortization of intangibles	191	221
Amortization of premiums on securities	400	368
Amortization of lease right-to-use assets	385	349
Accretion of lease liabilities	100	133
Earnings on bank-owned life insurance	(390)	(416)
Stock-based compensation expense	541	557
Deferred income tax provision	611	158
Net gain on sales of assets	(192)	(123)
Earnings on securities	16	(24)
Change in operating assets and liabilities:
Loans held for sale	1,900	670
Other assets	4,426	(6,625)
Other liabilities	(3,382)	1,759
Total adjustments	5,881	2,851
Net cash provided by operating activities	15,900	10,392
Cash flows from investing activities:
Purchases of securities	(227,793)	(160,580)
Proceeds from sales, calls and maturities of securities	152,530	153,005
Principal repayments of securities	18,698	9,522
Net (increase) decrease in loans	31,956	(30,168)
Purchases of loan participations	—	(2,500)
Proceeds from sales of Small Business Administration loans	374	508
Net contributions to equity investments	(134)	(97)
Net purchases of premises and equipment	(313)	(143)
Net cash used in investing activities	(24,682)	(30,453)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	144,983	10,680
Net decrease in interest-bearing deposits	(62,030)	(70,835)
Net increase in securities sold under agreements to repurchase	—	930
Dividends paid on common stock	(2,469)	(2,501)
Payments to tax authorities for stock-based compensation	(70)	(35)
Proceeds from exercise of stock options	—	16
Repurchase of common stock	(4,968)	(5,360)
Net cash provided by financing activities	75,446	(67,105)
Net increase (decrease) in cash, cash equivalents and restricted cash	66,664	(87,166)
Cash, cash equivalents and restricted cash, beginning	538,007	372,064
Cash, cash equivalents and restricted cash, ending	$604,671	$284,898

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—CBTX, Inc., or the Company or CBTX, operates 35 branches, 19 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas, through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and mid-sized businesses and professionals with operations within the Bank’s markets.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2021 and December 31, 2020, consolidated results of operations, consolidated cash flow and consolidated shareholders’ equity for the three months ended March 31, 2021 and 2020.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included within the Company’s Annual Report on Form 10-K.

Reclassification—Within interest expense for 2020, repurchase agreements and note payable and junior subordinated debt have been combined together under the caption “other interest-bearing liabilities”. These reclassifications were made to conform to the 2021 financial statement presentation in the condensed consolidated statements of income.

Share Repurchase Program—During the three months ended March 31, 2021, 181,089 shares were repurchased under the Company’s share repurchase program at an average price of $27.44 per share and during the three months ended March 31, 2020, 240,445 shares were repurchased at an average price of $22.29. Shares repurchased during 2021 and 2020 were retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted—Accounting standards update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for a majority of the Company’s interest-rate swaps and 7.5% of the Company’s loans as of March 31, 2021.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished resulting in the acceleration of previously deferred fees and costs. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company began modifying LIBOR based loans during 2020 and applied the expedients and exceptions.

Cash Flow Reporting—Historically, the Bank has been required to maintain regulatory reserves with the Federal Reserve Bank of Dallas, or the Federal Reserve Bank. On March 15, 2020, the Board of Governors of the Federal Reserve System announced that it had reduced the required regulatory reserve balance to 0% effective on March 26, 2020 in reaction to the economic dislocation caused by the COVID-19 pandemic.

As of March 31, 2021 and December 31, 2020, the Company had $4.5 million and $8.4 million, respectively, in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions. Reserves maintained with the Federal Reserve Bank and cash held as collateral for interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	March 31,
(Dollars in thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	1,688	3,944
Supplemental disclosures of non-cash flow information:
Change in liability for dividends accrued	(727)	5
Repossessed real estate and other assets	106	—

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2021
Debt securities available for sale:
State and municipal securities	$103,358	$3,391	$(564)	$106,185
U.S. Treasury securities	11,878	—	(57)	11,821
U.S. agency securities:
Callable debentures	3,000	—	(49)	2,951
Collateralized mortgage obligations	34,166	233	(405)	33,994
Mortgage-backed securities	131,275	2,725	(1,036)	132,964
Equity securities	1,180	—	(4)	1,176
Total	$284,857	$6,349	$(2,115)	$289,091
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
March 31, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$989	$—	$9,542	$92,827	$103,358
U.S. Treasury securities	—	—	11,878	—	11,878
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,729	29,437	34,166
Mortgage-backed securities	16	1,302	726	129,231	131,275
Equity securities	1,180	—	—	—	1,180
Total	$2,185	$1,302	$29,875	$251,495	$284,857
Fair value:
Debt securities available for sale:
State and municipal securities	$994	$—	$10,007	$95,184	$106,185
U.S. Treasury securities	—	—	11,821	—	11,821
U.S. agency securities:
Callable debentures	—	—	2,951	—	2,951
Collateralized mortgage obligations	—	—	4,867	29,127	33,994
Mortgage-backed securities	16	1,371	758	130,819	132,964
Equity securities	1,176	—	—	—	1,176
Total	$2,186	$1,371	$30,404	$255,130	$289,091

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2020
Amortized cost:
Debt securities available for sale:
State and municipal securities	$509	$1,292	$9,154	$77,786	$88,741
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,910	30,175	35,085
Mortgage-backed securities	33	1,485	798	101,370	103,686
Equity securities	1,176	—	—	—	1,176
Total	$1,718	$2,777	$14,862	$209,331	$228,688
Fair value:
Debt securities available for sale:
State and municipal securities	$512	$1,298	$9,540	$81,687	$93,037
U.S. agency securities:
Collateralized mortgage obligations	—	—	5,075	30,327	35,402
Mortgage-backed securities	33	1,565	829	105,222	107,649
Equity securities	1,193	—	—	—	1,193
Total	$1,738	$2,863	$15,444	$217,236	$237,281

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, securities with a carrying amount of $28.8 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There are multiple qualitative factors the Company considers to determine if an allowance for credit losses, or ACL, is necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held at March 31, 2021 or December 31, 2020 were impaired due to reasons of credit quality and believed any unrealized losses were temporary. No ACL for available for sale securities was recorded in the Company’s condensed consolidated balance sheets at March 31, 2021 or during 2020.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Accrued interest receivable for securities was $797,000 and $1.2 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 101 and 18 securities at March 31, 2021 and December 31, 2020, respectively, that were in a gross unrealized loss position. Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
March 31, 2021
Debt securities available for sale:
State and municipal securities	$29,712	$(564)	$—	$—
U.S. Treasury securities	11,821	(57)	—	—
U.S. agency securities:
Callable debentures	2,951	(49)	—	—
Collateralized mortgage obligations	20,975	(405)	—	—
Mortgage-backed securities	53,680	(1,036)	—	—
Equity securities	1,176	(4)	—	—
	$120,315	$(2,115)	$—	$—
December 31, 2020
Debt securities available for sale:
State and municipal securities	$263	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	6,913	(30)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$7,176	$(30)	$—	$—

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	5,948	5,941
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,426	3,299
	$18,786	$18,652

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At March 31, 2021 and December 31, 2020, the Company had $4.2 million and $4.4 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of March 31, 2021.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2021		December 31, 2020
Commercial and industrial	$756,707	26.1%	$742,957	25.3%
Real estate:
Commercial real estate	1,072,263	36.9%	1,041,998	35.5%
Construction and development	464,091	16.0%	522,705	17.8%
1-4 family residential	224,880	7.7%	239,872	8.2%
Multi-family residential	271,719	9.4%	258,346	8.8%
Consumer	32,767	1.1%	33,884	1.1%
Agriculture	6,974	0.2%	8,670	0.3%
Other	74,387	2.6%	88,238	3.0%
Total gross loans	2,903,788	100.0%	2,936,670	100.0%
Less allowance for credit losses for loans	(40,874)		(40,637)
Less deferred loan fees and unearned discounts	(11,151)		(9,880)
Less loans held for sale	(1,005)		(2,673)
Loans, net	$2,850,758		$2,883,480

Accrued interest receivable for loans was $11.8 million and $12.1 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. The Company did not purchase or sell loan participations during the three months ended March 31, 2021. Loan participations purchased and sold during the three months ending March 31, 2020, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
March 31, 2020
Commercial real estate	$2,500	$—

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the three months ended March 31, 2021 and 2020, totaled $374,000 and $508,000, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
March 31, 2021
Commercial and industrial	$154	$241	$3,913	$4,308	$752,399	$756,707	$—
Real estate:
Commercial real estate	285	—	—	285	1,071,978	1,072,263	—
Construction and development	—	236	—	236	463,855	464,091	—
1-4 family residential	938	18	106	1,062	223,818	224,880	—
Multi-family residential	—	—	—	—	271,719	271,719	—
Consumer	—	—	—	—	32,767	32,767	—
Agriculture	—	—	—	—	6,974	6,974	—
Other	—	—	—	—	74,387	74,387	—
Total loans	$1,377	$495	$4,019	$5,891	$2,897,897	$2,903,788	$—
December 31, 2020
Commercial and industrial	$51	$2,055	$2,269	$4,375	$738,582	$742,957	$—
Real estate:
Commercial real estate	—	—	—	—	1,041,998	1,041,998	—
Construction and development	—	—	—	—	522,705	522,705	—
1-4 family residential	1,357	19	106	1,482	238,390	239,872	—
Multi-family residential	—	—	—	—	258,346	258,346	—
Consumer	5	—	—	5	33,879	33,884	—
Agriculture	50	—	—	50	8,620	8,670	—
Other	—	—	—	—	88,238	88,238	—
Total loans	$1,463	$2,074	$2,375	$5,912	$2,930,758	$2,936,670	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$12,230	$12,588
Real estate:
Commercial real estate	10,664	10,665
Construction and development	236	238
1-4 family residential	378	526
Total nonaccrual loans	$23,508	$24,017

Interest income that would have been earned under the original terms of the nonaccrual loans was $191,000 and $33,000 for the three months ended March 31, 2021 and 2020, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the periods indicated below which remain outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2021
Real estate:
Commercial real estate	1	$1,206	$1,206	$—	$—	$—
1-4 family residential	1	1,548	1,548	—	—	—
Total	2	$2,754	$2,754	$—	$—	$—
March 31, 2020
Commercial and industrial	3	$657	$426	$—	$231	$—
Real estate:
Commercial real estate	3	4,813	4,813	—	—	—
Total	6	$5,470	$5,239	$—	$231	$—

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

A troubled debt restructuring is considered in default when a payment in accordance with the terms of the restructuring is more than 30 days past due. All loans restructured in a troubled debt restructuring are individually evaluated based on the underlying collateral for the determination of an ACL. See Note 6: Allowance for Credit Losses for further discussions on specific reserves.

Troubled debt restructuring during the twelve months ended indicated below with payment defaults were as follows:

	March 31, 2021		March 31, 2020
	Number		Number
(Dollars in thousands)	of Loans	Balance	of Loans	Balance
Commercial and industrial	5	$7,904	1	$231
Real estate:
Commercial real estate	4	8,114	—	—
Construction and development	3	11,882	—	—
1-4 family residential	2	102	1	109
Total	14	$28,002	2	$340

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Total Loans Individually Evaluated
March 31, 2021
Commercial and industrial	$2,537	$7,886	$10,423	$4,344	$746	$15,513
Real estate:
Commercial real estate	7,265	10,601	17,866	63	—	17,929
Construction and development	12,498	236	12,734	—	—	12,734
1-4 family residential	3,150	190	3,340	188	—	3,528
Consumer	—	—	—	—	90	90
Other	2,259	—	2,259	—	—	2,259
Total	$27,709	$18,913	$46,622	$4,595	$836	$52,053
December 31, 2020
Commercial and industrial	$2,594	$8,228	$10,822	$4,360	$746	$15,928
Real estate:
Commercial real estate	8,103	10,601	18,704	64	—	18,768
Construction and development	12,648	238	12,886	—	—	12,886
1-4 family residential	1,684	106	1,790	420	—	2,210
Other	7,851	—	7,851	—	—	7,851
Total	$32,880	$19,173	$52,053	$4,844	$746	$57,643

At March 31, 2021 and December 31, 2020, the Company had an outstanding commitment to fund $6.0 million and $593,000, respectively, for loans that were previously restructured.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Company primarily manages credit quality and credit risk associated with its loan portfolio based on the risk grading assigned to each individual loan within the loan class. Each loan class is a grouping of loan receivables within the portfolio based on risk characteristics and the method for monitoring and assessing the associated credit risks. The Company’s ACL for the loan portfolio has two main components: (i) a reserve based on expected losses on loans with similar risk characteristics, or general reserve; and (ii) an ACL for individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserve. To determine the specific ACL, the Company utilizes various methods including discounted cash flow analysis and appraisal valuation on collateral to determine any expected credit losses requiring an ACL.

To estimate the general ACL, the Company utilizes an age-based vintage model, or the Vintage Model, where it has divided the loan portfolio into portfolio segments of loans with similar risk characteristics and further subdivided the portfolio segments by the age of the loan or vintage. The vintage of a loan is determined based on the credit decision date, which is defined as the more recent of the origination date or the last renewal date. The factors considered to determine portfolio segments include: (i) loan class or major category of loans based on call codes; (ii) vintage; (iii) interest rate; (iv) loan size; (v) payment structure or term; (vi) risk ratings; (vii) loan to value; (viii) collateral type; (ix) geographical pattern; and (x) industrial sector. The Company has limited specific historical loss experience to directly tie to an attribute and thus the use of one factor over another is based on management’s perceived risk of the identified factor in combination with the data analyzed. The Company believes that this segmentation best represents the portfolio segments at a level to develop the systematic methodology in the determination of the ACL.

Historical loss rates are adjusted for internal and external qualitative risk factors to determine a total expected loss rate for each vintage within each portfolio segment. The various internal factors that may be considered include, among other things: (i) effectiveness of loan policies, procedures and internal controls; (ii) portfolio growth and changes in loan concentrations; (iii) changes in loan quality; (iv) experience, ability and effectiveness of lending management and staff; (v) legal and regulatory compliance requirements associated with underwriting, originating and servicing a loan and the impact of exceptions; and (vi) the effectiveness of the internal loan review function. The various external factors that may be considered include, among other things: (i) current national and local economic conditions; (ii) changes in the political, legal and regulatory landscape; (iii) industry trends, in particular those related to loan quality; and (iv) forecasted changes in the economy. The economic indicators and indexes the Company use include, but are not limited to: (i) inflation indexes; (ii) unemployment rates; (iii) fluctuations of interest rates, economic growth and government expenditure; (iv) gross domestic product indexes; (v) productivity indicators; (vi) leading indexes including debt levels; and (vii) narratives such as those supplied by the Federal Reserve’s beige book and Moody’s Analytics that provide information for determining an appropriate impact ratio for macro-economic conditions. The Company determined that a two-year forecast period provides a balance between the level of forecast periods reasonably available and forecast accuracy and choose to revert to historical levels immediately afterward as adjusted current loss history is the more relevant indicator of expected losses beyond the forecast period. For portfolio segments of loans with no historical losses, the Company uses the weighted average of its annual historical loss rates as a proxy loss rate floor, or specifically, for oil and gas and oil and gas real estate portfolio segments, historical average loss rate based on peer group data.

The Company excludes accrued interest and deferred fees and costs in the determination of an ACL and reverses previously accrued interest when it has been deemed uncollectible. Loans held for sale are excluded from the computation of expected credit losses as they are carried at the lower of cost or market value.

At March 31, 2021 and December 31, 2020, the ratio of the ACL for loans to loans excluding loans held for sale was 1.41% and 1.39%, respectively. The ACL continues to reflect the impact of the COVID-19 pandemic and the sustained instability in the oil and gas industry on the local and national economy and on current and forecasted expected credit losses. At March 31, 2021, there were minimal adjustments to the qualitative factors utilized in calculating the ACL. The increase in the ACL from December 31, 2020 to March 31, 2021 was primarily due to an increase in specific reserves for loans individually evaluated within the portfolio and a slight increase in the general reserve. Although the collectively evaluated loan portfolio decreased $27.3 million compared to December 31, 2020, the general reserve increased $14,000 because balances in certain portfolio segments with higher historical loss rates and higher qualitative factor rates increased as a component of the overall portfolio resulting in an increase in the ACL. The total of the Company’s qualitative and quantitative factors ranged from 0.99% to 2.41% and 0.92% to 2.48% at March 31, 2021 and December 31, 2020, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at March 31, 2021, reflects the Company’s assessment based on the information available at that time.

Risk Grading

  The credit quality of the loan portfolio is assessed through different processes. At origination, a risk grade is assigned to each loan based on underwriting procedures and criteria. The risk grades used are described below. The Company monitors the credit quality of the loan portfolio on an on-going basis by performing loan reviews, both internally and through a third-party vendor, on loans meeting certain risk and exposure criteria. Any risk grade changes determined based on these loan reviews, including those related to criticized and classified loans, and any changes to specific reserves related to individually evaluated loans are approved by executive management.

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

Loss—Credits in this category are considered “loss” in accordance with regulatory guidelines and are considered uncollectible and of little value. Such credits are to be charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. This category does not intend to imply that the debt or some portion of it will never be paid, nor does it in any way imply that the debt will be forgiven.

The Company had no loans graded “loss” or “doubtful” at March 31, 2021 and December 31, 2020.

The loans by risk grades, loan class and vintage, at March 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$165,037	$223,735	$75,534	$42,431	$11,942	$10,078	$202,063	$3,810	$734,630
Special mention	—	—	—	29	—	—	3,144	—	3,173
Substandard	—	1,000	2,332	5,980	10	2,083	1,168	6,331	18,904
Total commercial and industrial	165,037	224,735	77,866	48,440	11,952	12,161	206,375	10,141	756,707
Commercial real estate:
Pass	43,076	245,780	222,588	202,685	135,414	133,357	37,718	4,556	1,025,174
Special mention	—	—	889	—	—	154	4,721	—	5,764
Substandard	—	1,334	11,475	14,867	371	2,278	11,000	—	41,325
Total commercial real estate	43,076	247,114	234,952	217,552	135,785	135,789	53,439	4,556	1,072,263
Construction and development:
Pass	35,351	144,641	137,884	47,309	19,280	4,343	60,521	486	449,815
Substandard	—	—	236	3,042	10,382	616	—	—	14,276
Total construction and development	35,351	144,641	138,120	50,351	29,662	4,959	60,521	486	464,091
1-4 family residential:
Pass	5,098	23,698	33,598	41,763	31,356	75,089	5,972	625	217,199
Special mention	—	—	—	—	—	1,571	—	—	1,571
Substandard	83	1,548	529	996	293	1,155	—	1,506	6,110
Total 1-4 family residential	5,181	25,246	34,127	42,759	31,649	77,815	5,972	2,131	224,880
Multi-family residential:
Pass	11,177	20,734	3,071	52,102	10,376	174,178	81	—	271,719
Total multi-family residential	11,177	20,734	3,071	52,102	10,376	174,178	81	—	271,719
Consumer:
Pass	2,607	6,609	2,461	1,580	1,674	80	17,245	421	32,677
Substandard	—	—	—	—	—	—	90	—	90
Total consumer	2,607	6,609	2,461	1,580	1,674	80	17,335	421	32,767
Agriculture:
Pass	385	1,791	60	134	78	13	4,254	192	6,907
Substandard	—	—	—	—	—	22	45	—	67
Total agriculture	385	1,791	60	134	78	35	4,299	192	6,974
Other:
Pass	6,319	9,950	1,979	2,835	20	1,300	49,724	—	72,127
Substandard	—	1,037	—	—	—	1,223	—	—	2,260
Total other	6,319	10,987	1,979	2,835	20	2,523	49,724	—	74,387
Total
Pass	269,050	676,938	477,175	390,839	210,140	398,438	377,578	10,090	2,810,248
Special mention	—	—	889	29	—	1,725	7,865	—	10,508
Substandard	83	4,919	14,572	24,885	11,056	7,377	12,303	7,837	83,032
Total	$269,133	$681,857	$492,636	$415,753	$221,196	$407,540	$397,746	$17,927	$2,903,788

The loans by risk grades, loan class and vintage, at December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$349,697	$81,131	$46,973	$13,161	$8,349	$3,432	$214,160	$3,562	$720,465
Special mention	—	—	33	—	—	—	3,371	—	3,404
Substandard	1,001	2,633	6,177	15	20	2,021	779	6,442	19,088
Total commercial and industrial	350,698	83,764	53,183	13,176	8,369	5,453	218,310	10,004	742,957
Commercial real estate:
Pass	262,072	210,954	196,630	138,424	68,468	84,453	30,020	9,482	1,000,503
Special mention	—	1,224	—	—	—	1,390	—	4,905	7,519
Substandard	—	11,532	9,599	476	1,059	1,985	9,325	—	33,976
Total commercial real estate	262,072	223,710	206,229	138,900	69,527	87,828	39,345	14,387	1,041,998
Construction and development:
Pass	165,894	163,658	92,455	20,146	6,707	273	53,800	—	502,933
Substandard	—	238	8,386	10,532	—	616	—	—	19,772
Total construction and development	165,894	163,896	100,841	30,678	6,707	889	53,800	—	522,705
1-4 family residential:
Pass	27,002	30,978	48,561	34,970	24,386	57,122	7,004	631	230,654
Special mention	1,548	—	—	—	1,617	—	—	—	3,165
Substandard	—	534	1,211	1,571	15	1,215	—	1,507	6,053
Total 1-4 family residential	28,550	31,512	49,772	36,541	26,018	58,337	7,004	2,138	239,872
Multi-family residential:
Pass	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Total multi-family residential	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Consumer:
Pass	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Total consumer	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Agriculture:
Pass	3,937	105	338	86	16	—	4,108	7	8,597
Substandard	—	—	—	—	—	23	50	—	73
Total agriculture	3,937	105	338	86	16	23	4,158	7	8,670
Other:
Pass	14,624	3,239	3,562	24	84	1,250	57,603	—	80,386
Substandard	1,211	—	—	—	1,232	—	5,409	—	7,852
Total other	15,835	3,239	3,562	24	1,316	1,250	63,012	—	88,238
Total
Pass	852,986	496,257	427,345	219,341	110,309	331,092	384,354	14,084	2,835,768
Special mention	1,548	1,224	33	—	1,617	1,390	3,371	4,905	14,088
Substandard	2,212	14,937	25,373	12,594	2,326	5,860	15,563	7,949	86,814
Total	$856,746	$512,418	$452,751	$231,935	$114,252	$338,342	$403,288	$26,938	$2,936,670

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2021
Commercial and industrial	$734,630	$3,173	$18,904	$756,707
Real estate:
Commercial real estate	1,025,174	5,764	41,325	1,072,263
Construction and development	449,815	—	14,276	464,091
1-4 family residential	217,199	1,571	6,110	224,880
Multi-family residential	271,719	—	—	271,719
Consumer	32,677	—	90	32,767
Agriculture	6,907	—	67	6,974
Other	72,127	—	2,260	74,387
Total loans	$2,810,248	$10,508	$83,032	$2,903,788
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total loans	$2,835,768	$14,088	$86,814	$2,936,670

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	March 31, 2021			December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$15,513	$741,194	$756,707	$15,928	$727,029	$742,957
Real estate:
Commercial real estate	17,929	1,054,334	1,072,263	18,768	1,023,230	1,041,998
Construction and development	12,734	451,357	464,091	12,886	509,819	522,705
1-4 family residential	3,528	221,352	224,880	2,210	237,662	239,872
Multi-family residential	—	271,719	271,719	—	258,346	258,346
Consumer	90	32,677	32,767	—	33,884	33,884
Agriculture	—	6,974	6,974	—	8,670	8,670
Other	2,259	72,128	74,387	7,851	80,387	88,238
Total	$52,053	$2,851,735	$2,903,788	$57,643	$2,879,027	$2,936,670

Nonaccrual loans are included in individually evaluated loans and $10.8 million and $11.2 million of nonaccrual loans had no related ACL at March 31, 2021 and December 31, 2020, respectively.

The Company had collateral dependent loans totaling $366,000 pending foreclosure at March 31, 2021.

Activity in the ACL for loans, segregated by loan class for the three months ended March 31, 2021 and 2020, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other		Total
March 31, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137		$2,047	$40,637
Provision (recapture)	872	482	(644)	(120)	201	(10)	(72)		(423)	286
Charge-offs	(309)	—	—	—	—	—	—		—	(309)
Recoveries	214	—	—	—	—	4	42		—	260
Net (charge-offs) recoveries	(95)	—	—	—	—	4	42		—	(49)
Ending balance	$13,812	$14,280	$5,445	$2,458	$2,714	$434	$107		$1,624	$40,874
Period-end amount allocated to:
Specific reserve	$5,476	$274	$—	$—	$—	$6	$—	$		$5,756
General reserve	8,336	14,006	5,445	2,458	2,714	428	107		1,624	35,118
Total	$13,812	$14,280	$5,445	$2,458	$2,714	$434	$107		$1,624	$40,874
March 31, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74		$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64		4	874
Provision (recapture)	614	1,741	1,249	447	420	213	(9)		64	4,739
Charge-offs	(30)	—	—	—	—	(103)	—		—	(133)
Recoveries	428	—	—	1	—	4	—		1	434
Net (charge-offs) recoveries	398	—	—	1	—	(99)	—		1	301
Ending balance	$9,535	$9,576	$5,795	$2,430	$2,413	$477	$129		$839	$31,194
Period-end amount allocated to:
Specific reserve	$409	$—	$—	$—	$—	$—	$—		$—	$409
General reserve	9,126	9,576	5,795	2,430	2,413	477	129		839	30,785
Total	$9,535	$9,576	$5,795	$2,430	$2,413	$477	$129		$839	$31,194

The ACL for loans by loan class as of the periods indicated was as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$13,812	33.8%	$13,035	32.1%
Real estate:
Commercial real estate	14,280	34.9%	13,798	34.0%
Construction and development	5,445	13.3%	6,089	15.0%
1-4 family residential	2,458	6.0%	2,578	6.3%
Multi-family residential	2,714	6.6%	2,513	6.2%
Consumer	434	1.1%	440	1.1%
Agriculture	107	0.3%	137	0.3%
Other	1,624	4.0%	2,047	5.0%
Total allowance for credit losses for loans	$40,874	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,891,632		2,924,117
Allowance for credit losses for loans excluding loans held for sale	1.41%		1.39%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Charge-offs and recoveries by loan class and vintage for the three months ended March 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(74)	$—	$—	$(44)	$—	$(309)
Recovery	—	—	1	13	33	158	9	—	214
Total commercial and industrial	—	—	(190)	(61)	33	158	(35)	—	(95)
Consumer:
Charge-off	—	—	—	—	—	—	—	—	—
Recovery	3	—	1	—	—	—	—	—	4
Total consumer	3	—	1	—	—	—	—	—	4
Agriculture:
Recovery	—	—	—	—	—	42	—	—	42
Total agriculture	—	—	—	—	—	42	—	—	42
Total:
Charge-off	—	—	(191)	(74)	—	—	(44)	—	(309)
Recovery	3	—	2	13	33	200	9	—	260
Total	$3	$—	$(189)	$(61)	$33	$200	$(35)	$—	$(49)

Charge-offs and recoveries by loan class and vintage for the three months ended March 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$—	$(29)	$—	$—	$(1)	$(30)
Recovery	—	2	87	16	10	133	180	428
Total commercial and industrial	—	2	87	(13)	10	133	179	398
1-4 family residential:
Charge-off	—	—	—	—	—	—	—	—
Recovery	—	—	—	—	—	1	—	1
Total 1-4 family residential	—	—	—	—	—	1	—	1
Consumer:
Charge-off	—	—	(8)	(95)	—	—	—	(103)
Recovery	3	—	—	—	—	1	—	4
Total consumer	3	—	(8)	(95)	—	1	—	(99)
Other:
Charge-off	—	—	—	—	—	—	—	—
Recovery	—	—	—	1	—	—	—	1
Total other	—	—	—	1	—	—	—	1
Total:
Charge-off	—	—	(8)	(124)	—	—	(1)	(133)
Recovery	3	2	87	17	10	135	180	434
Total	$3	$2	$79	$(107)	$10	$135	$179	$301

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as loans and their ACL was determined using the model and methodology for loans noted above as well as historical and expected utilization levels.

Activity in the ACL for unfunded commitments for the three months ended March 31, 2021 and 2020, was as follows:

	March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$4,177	$378
Impact of CECL adoption	—	2,981
Provision for credit losses for unfunded commitments	126	310
Ending balance	$4,303	$3,669

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Land	$15,484	$15,484
Buildings and leasehold improvements	64,113	64,113
Furniture and equipment	16,852	16,777
Vehicles	211	216
Construction in progress	556	388
	97,216	96,978
Less accumulated depreciation	(36,665)	(35,826)
Premises and equipment, net	$60,551	$61,152

Depreciation expense was $863,000 and $775,000 for the three months ended March 31, 2021 and 2020, respectively, which is included in net occupancy expense in the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at March 31, 2021 and December 31, 2020 and there were no changes in goodwill during the three months ended March 31, 2021 or the year ended December 31, 2020. During the three months ended March 31, 2021, the Company continued to evaluate potential triggering events, including the economic disruption and uncertainties related to the COVID-19 pandemic and the sustained instability in the oil and gas industry, that could be indicators of impairment. Based on the results of the Company’s evaluation, management does not believe any triggering events occurred that would indicate there was a potential impairment of goodwill or other intangible assets at March 31, 2021.

Other intangibles were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
March 31, 2021
Core deposits	3.0 years	$13,750	$(13,372)	$378
Customer relationships	7.8 years	6,629	(3,204)	3,425
Servicing assets	10.7 years	410	(222)	188
Total other intangible assets, net		$20,789	$(16,798)	$3,991
December 31, 2020
Core deposits	3.2 years	$13,750	$(13,305)	$445
Customer relationships	8.0 years	6,629	(3,093)	3,536
Servicing assets	10.4 years	399	(209)	190
Total other intangible assets, net		$20,778	$(16,607)	$4,171

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$190	$189
Increase from loan sales	11	9
Decrease from serviced loans paid off or foreclosed	—	(26)
Amortization	(13)	(20)
Balance at end of period	$188	$152

NOTE 9: BANK-OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$72,338	$71,881
Purchases	—	—
Redemptions	—	—
Net change in cash surrender value	390	416
Balance at end of period	$72,728	$72,297

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Interest-bearing demand accounts	$368,124	$380,175
Money market accounts	995,945	1,039,617
Saving accounts	112,467	108,167
Certificates and other time deposits, $100,000 or greater	145,762	152,592
Certificates and other time deposits, less than $100,000	141,041	144,818
Total interest-bearing deposits	1,763,339	1,825,369
Noninterest-bearing deposits	1,621,408	1,476,425
Total deposits	$3,384,747	$3,301,794

At March 31, 2021 and December 31, 2020, the Company had $30.9 million and $29.3 million in deposits from public entities and brokered deposits of $84.7 million and $88.0 million, respectively. At March 31, 2021 and December 31, 2020, overdrafts of $391,000 and $336,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $208,000 and $324,000 at March 31, 2021 and December 31, 2020, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at March 31, 2021 or December 31, 2020 from any single or related groups of depositors. At March 31, 2021, $70.5 million of certificates of deposits or other time deposits were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with Frost Bank, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At March 31, 2021, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2021 or 2020. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2021.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at both March 31, 2021 and December 31, 2020. Federal Home Loan Bank advances outstanding totaled $50.0 million at both March 31, 2021 and December 31, 2020, and these borrowings were on a long-term basis. See maturity information below. At March 31, 2021 and December 31, 2020, there was a $10.8 million letter of credit outstanding that was issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letter of credit, the net capacity available under the Federal Home Loan Bank facility was $1.1 billion at March 31, 2021 and $1.0 billion at December 31, 2020.

The Company does borrow under this agreement on a short-term basis as needed but did not during the three months ended March 31, 2021 and 2020.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	March 31, 2021
2021	$—
2022	10,000
2023	20,000
2024	20,000
2025	—
Thereafter	—
Total	$50,000

At March 31, 2021 and December 31, 2020, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million. There were no funds under these lines of credit outstanding at March 31, 2021 or December 31, 2020.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $172.6 million and $167.6 million in loans to related parties at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At March 31, 2021 and December 31, 2020, the Company had approximately $45.4 million and $47.3 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $212.8 million and $210.1 million at March 31, 2021 and December 31, 2020, respectively.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale—Debt securities classified as available for sale are recorded at fair value. For those debt securities classified as Level 1 and Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies for reasonableness.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,176	$1,193
Debt securities available for sale - U.S. Treasury securities	11,821	—
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	106,185	93,037
U.S. agency securities:
Callable debentures	2,951	—
Collateralized mortgage obligations	33,994	35,402
Mortgage-backed securities	132,964	107,649
Interest rate swaps	5,902	8,618
Level 3 inputs:
Credit risk participation agreement	11	40
Total fair value of financial assets	$295,004	$245,939
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$5,902	$8,618
Total fair value of financial liabilities	$5,902	$8,618

Financial Instruments Measured at Fair Value on a Non-recurring Basis

A portion of financial instruments are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the dates shown below include certain loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or a discounted cash flow method if not. Prior to foreclosure, estimated fair values for collateral is estimated based on Level 3 inputs based on customized discounting criteria. The Company’s financial assets measured at fair value on a non-recurring basis are certain individually evaluated loans and as of the dates shown below were as follows:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$10,373	$5,476	$4,897	$10,509	$5,004	$5,505
Commercial real estate	5,727	274	5,453	5,727	323	5,404
Consumer	90	6	84	—	—	—
Other	—	—	—	1,232	205	1,027
Total	$16,190	$5,756	$10,434	$17,468	$5,532	$11,936

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the three months ended March 31, 2021 or during 2020.  Foreclosed assets were $106,000 at March 31, 2021 and there were no outstanding foreclosed assets at December 31, 2020.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	March 31, 2021		December 31, 2020
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$604,671	$604,671	$538,007	$538,007
Level 2 inputs:
Bank-owned life insurance	72,728	72,728	72,338	72,338
Accrued interest receivable	12,719	12,719	13,350	13,350
Servicing asset	188	188	190	190
Level 3 inputs:
Loans, including held for sale, net	2,889,936	2,851,763	2,919,854	2,886,153
Other investments	18,786	18,786	18,652	18,652
Total financial assets	$3,599,028	$3,560,855	$3,562,391	$3,528,690
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,621,408	$1,621,408	$1,476,425	$1,476,425
Level 2 inputs:
Interest-bearing deposits	1,775,351	1,763,339	1,894,558	1,825,369
Federal Home Loan Bank advances	51,390	50,000	51,726	50,000
Accrued interest payable	281	281	398	398
Total financial liabilities	$3,448,430	$3,435,028	$3,423,107	$3,352,192

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2021 and December 31, 2020, management determined there was no such deterioration.

At March 31, 2021 and December 31, 2020, the Company had 23 and 23 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

The Company has a credit risk participation agreement with another financial institution that is associated with an interest rate swap related to a loan for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreement. The fair value of the agreement is determined based on the market value of the underlying interest rate swap adjusted for credit spreads and recovery rates.

Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
March 31, 2021
Interest rate swaps with customers	Other assets	$102,973	$4,568	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.77
Interest rate swaps with financial institutions	Other assets	37,210	1,105	3.50%	LIBOR 1M + 2.50%	8.99
Interest rate swaps with customers	Other assets	5,223	229	4.99%	U.S. Prime	6.71
Interest rate swaps with financial institutions	Other liabilities	5,223	(229)	4.99%	U.S. Prime	6.71
Interest rate swaps with financial institutions	Other liabilities	102,973	(4,568)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.77
Interest rate swaps with customers	Other liabilities	37,210	(1,105)	3.50%	LIBOR 1M + 2.50%	8.99
Credit risk participation agreement with financial institution	Other assets	13,954	11	3.50%	LIBOR 1M + 2.50%	8.99
Total derivatives		$304,766	$11
December 31, 2020
Interest rate swaps with customers	Other assets	$141,241	$8,146	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Interest rate swaps with customers	Other assets	5,250	472	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	5,250	(472)	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	141,241	(8,146)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Credit risk participation agreement with financial institution	Other assets	14,084	40	3.50%	LIBOR 1M + 2.50%	9.24
Total derivatives		$307,066	$40

NOTE 15: OPERATING LEASES

The Company leases certain office space, stand-alone buildings and land, which are recognized as operating lease right-of-use assets in the consolidated balance sheets and operating lease liabilities in the consolidated balance sheets represent the Company’s liability to make lease payments under these operating leases, on a discounted basis. The Company excludes short-term leases, defined as lease terms of 12 months or less from its operating lease right-of-use assets and operating lease liabilities.

Lease costs for the period shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$485	$481
Short-term lease cost	4	17
Sublease income	(161)	(25)
Total lease cost	$328	$473

Other information related to operating leases for the periods shown below was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Amortization of lease right-to-use asset	$385	$349
Accretion of lease liabilities	100	133
Cash paid for amounts included in the measurement of lease liabilities	487	481
Weighted-average discount rate	2.64%	3.50%
Weighted-average remaining lease term in years	10.7	11.1

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	March 31, 2021
2021	$2,036
2022	2,233
2023	2,220
2024	1,826
2025	1,807
Thereafter	8,907
Total undiscounted lease liability	19,029
Less:
Discount on cash flows	(2,969)
Total operating lease liability	$16,060

NOTE 16: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial Instruments with Off-Balance-Sheet Risk

The Company enters into commitments to extend credit and standby letters of credit to meet customer financing needs and, in accordance with GAAP, these commitments are not reflected as liabilities in the consolidated balance sheets. Due to the nature of these commitments, the amounts disclosed in the tables below do not necessarily represent future cash requirements.

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, variable interest rate	$656,809	$659,385
Commitments to extend credit, fixed interest rate	67,233	80,346
Total commitments	$724,042	$739,731
Standby letters of credit	$27,200	$26,078

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, generally have fixed expiration dates or other termination clauses and may expire without being fully drawn upon.

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the three months ended March 31, 2021 and 2020, the Company contributed $726,000 and $758,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At March 31, 2021 and December 31, 2020, the amount payable, including interest, for this deferred plan was approximately $2.1 million and $2.0 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $223,000 and $246,000 at March 31, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $694,000 and $640,000 at March 31, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of March 31, 2021, there were options outstanding to acquire 45,720 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of March 31, 2021, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of March 31, 2021, 278,214 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Three Months Ended March 31,
	2021		2020
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	201,720	$17.22	213,078	$16.92
Granted	—	—	—	—
Exercised	—	—	(1,524)	10.34
Forfeited/expired	—	—	—	—
Outstanding at end of period	201,720	$17.22	211,554	$16.97

A summary of stock options as of the date shown below was as follows:

	March 31, 2021
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	169,721	31,999	201,720
Weighted-average exercise price per share	$16.51	21.00	17.22
Aggregate intrinsic value (in thousands)	$2,412	311	2,723
Weighted-average remaining contractual term (years)	4.0	6.3	4.4

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	37,107	29.55	—	—
Vested	(6,450)	32.11	—	—
Forfeited	(204)	30.64	—	—
Outstanding at March 31, 2020	191,896	$28.33	18,000	$34.46

Outstanding at December 31, 2020	129,667	28.22	2,250	34.40
Granted	33,285	26.32	—	—
Vested	(13,369)	30.72	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	149,583	$27.58	2,250	$34.40

A summary of restricted stock as of the date shown below was as follows:

	March 31, 2021
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	149,583	2,250
Weighted-average grant date fair value per share	$27.58	$34.40
Aggregate fair value (in thousands)	$4,595	$69
Weighted-average remaining vesting period (years)	1.8	2.5

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Three Months Ended March 31, 2021
Stock options	—	—	—
Non-performance based restricted stock	13,369	(2,642)	10,727
Three Months Ended March 31, 2020
Stock options	1,524	—	1,524
Non-performance based restricted stock	6,450	(1,218)	5,232

For the three months ended March 31, 2021 and 2020, stock compensation expense was $541,000 and $557,000, respectively. As of March 31, 2021, there was approximately $3.5 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.8 years.

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

In November 2019, the federal bank regulatory agencies published a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9.0%, are considered qualifying community banking organizations and are eligible to opt into the Framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a Tier 1 capital-to-adjusted total assets ratio, or leverage capital ratio, of greater than 9.0% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the year ended December 31, 2020. In April 2020, the federal bank regulatory agencies announced two interim final rules to provide relief associated with Section 4012 of the Coronavirus Aid Relief and Economic Security Act, or CARES Act. For institutions that elect the Framework, the interim rules temporarily lowered the leverage ratio requirement to 8.0% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9.0% leverage ratio requirement is re-established. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In September 2020, the federal bank regulatory agencies finalized an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. The rule permits banking organizations that were required to adopt CECL for purposes of GAAP (as in effect January 1, 2020) for a fiscal year beginning during the calendar year 2020, the option to delay for up to two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (i.e., a transition period of five years in total). The Company determined not to use the transition provision and has reported the full effect of CECL upon adoption and for each reporting period thereafter in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject.

On June 18, 2020, the Bank and the OCC entered into a formal agreement, or the Agreement, with regard to Bank Secrecy Act, or BSA, and anti-money laundering, or AML, compliance matters. The Agreement generally requires that the Bank enhance its policies and procedures to comply with BSA/AML laws and regulations. Specifically, the Agreement requires the Bank to take certain actions, including, but not limited to: (i) establishing a Compliance Committee to oversee the Bank’s compliance with the Agreement; (ii) ensuring that the BSA/AML staff has sufficient authority and resources to fulfill its responsibilities; (iii) developing, implementing, and adhering to a written program of policies and procedures to provide for compliance with the BSA, including with respect to model risk management for automated monitoring systems; (iv) establishing policies and procedures for performing customer due diligence/enhanced due diligence and customer risk identification processes; (v) adopting and adhering to an independent BSA/AML audit program; (vi) developing, implementing, and adhering to a comprehensive training program for all appropriate Bank employees to ensure their awareness of their responsibility for compliance with the requirements of the BSA, the Bank’s relevant policies, procedures, and processes, and of relevant examples of red flags for money laundering, terrorist financing, and suspicious activity; and (vii) performing a review of account and transaction activity for certain time periods.

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

At March 31, 2021 and December 31, 2020, the Company and the Bank, were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 457,859	15.75%	$ 203,495	7.00%	N/A	N/A
Bank Only	$ 430,055	14.79%	$ 203,477	7.00%	$ 188,943	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 457,859	15.75%	$ 247,101	8.50%	N/A	N/A
Bank Only	$ 430,055	14.79%	$ 247,080	8.50%	$ 232,546	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 494,307	17.00%	$ 305,242	10.50%	N/A	N/A
Bank Only	$ 466,499	16.05%	$ 305,216	10.50%	$ 290,682	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 457,859	11.90%	$ 153,895	4.00%	N/A	N/A
Bank Only	$ 430,055	11.18%	$ 153,825	4.00%	$ 192,282	5.00%

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 206,296	7.00%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 206,281	7.00%	$ 191,547	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 250,502	8.50%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 250,484	8.50%	$ 235,750	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 492,328	16.71%	$ 309,444	10.50%	N/A	N/A
Bank Only	$ 458,886	15.57%	$ 309,421	10.50%	$ 294,687	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 455,391	12.00%	$ 151,797	4.00%	N/A	N/A
Bank Only	$ 421,952	11.12%	$ 151,772	4.00%	$ 189,715	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Income tax expense	$ 2,485	$ 1,868
Effective tax rate	19.87%	19.85%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown below was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Net income for common shareholders	$10,019	$7,541
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,508	24,926
Dilutive effect of outstanding stock options and unvested restricted stock awards	108	127
Diluted weighted-average shares outstanding	24,616	25,053
Earnings per share:
Basic	$0.41	$0.30
Diluted	$0.41	$0.30

For the three months ended March 31, 2021 and 2020, the Company excluded the impact of 1,800 and 47,007 shares of unvested restricted stock, respectively, from diluted weighted-average shares as they are anti-dilutive. For the three months ended March 31, 2021 and 2020, the Company also excluded the impact of 2,250 and 18,000 performance based restricted stock awards, respectively, as they are contingently issuable and the performance conditions for these issuances have not been met.

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather (including the effects of recent hurricanes, tropical storms, tropical depressions and winter storms on the Company’s market area), acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of the COVID-19 pandemic and the sustained instability in the oil and gas industry (including risks related to its customers’ credit quality, deferrals and modifications to loans, the Company’s ability to borrow, and the impact of a resultant recession generally);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general and in the financial services industry and within the Company’s primary markets;
●	volatility and direction of oil prices, including risks related to the collapse and instability in oil prices, and the strength of the energy industry, generally and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries, including the creditworthiness of energy company borrowers;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for Paycheck Protection Program, or PPP, loans and the risk of holding such loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;

●	the failure of certain third-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the Financial Crimes Enforcement Network of the U.S. Department of Treasury, or FinCEN, or reviews or the ability to obtain required regulatory approvals;
●	the Company’s ability to meet the requirements of the Agreement with the OCC, and the risk that such Agreement may have a negative impact on the Company’s financial performance and results of operations;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to the COVID-19 pandemic and newly enacted fiscal stimulus that impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals; and
●	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Additionally, many of these risks and uncertainties are currently elevated by and may continue to be elevated by the COVID-19 pandemic and the sustained instability of the oil and gas industry. Undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and analysis presents what the Company believes is the material information relevant to and assessment of its financial condition and results of operations for the periods presented and should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes included in “Part I—Item 1—Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K.

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

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, have negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. As a result of these factors and the impact on the loan portfolio, the Company increased the ACL and provision for credit losses during 2020, which negatively impacted the Company’s net income. The COVID-19 pandemic is ongoing, and the future impact cannot be determined at this point, but it could materially affect the Company’s future financial and operational results. See “Part II—Item 1A.—Risk Factors.”

The risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators, as of the dates indicated below were as follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2021	2020	2020	2020	2020
Risk Grades:
Pass	$2,810,248	$2,835,768	$2,883,026	$2,874,412	$2,613,087
Special mention	10,508	14,088	5,953	3,245	14,155
Substandard	83,032	86,814	89,348	70,110	51,169
Gross loans	$2,903,788	$2,936,670	$2,978,327	$2,947,767	$2,678,411
Past due loans:
30 to 59 days past due	$1,377	$1,463	$14,629	$5,329	$6,202
60 to 89 days past due	495	2,074	7,464	—	7
90 days or greater past due	4,019	2,375	5,103	57	32
Total past due loans	$5,891	$5,912	$27,196	$5,386	$6,241
Loans individually evaluated:
Accruing troubled debt restructurings	$27,709	$32,880	$35,494	$33,781	$14,858
Non-accrual troubled debt restructurings	18,913	19,173	10,123	1,019	1,044
Total troubled debt restructurings	46,622	52,053	45,617	34,800	15,902
Other non-accrual	4,595	4,844	5,453	10,149	404
Other accruing	836	746	9,844	2,458	3,530
Total loans individually evaluated	$52,053	$57,643	$60,914	$47,407	$19,836
Nonperforming assets:
Nonaccrual loans	$23,508	$24,017	$15,576	$11,168	$1,448
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	23,508	24,017	15,576	11,168	1,448
Foreclosed assets	106	—	—	—	—
Total nonperforming assets	$23,614	$24,017	$15,576	$11,168	$1,448

The table above shows the trend of loan performance indicators over the past five reporting periods. Loan performance indicators reflected worsening loan performance during 2020, primarily as a result of the impact of the COVID-19 pandemic and sustained instability in the oil and gas industry on the Company’s borrowers. All of the loan performance indicators have shown improvement somewhat in the three months ended March 31, 2021. As the COVID-19 pandemic is ongoing, and the oil and gas industry is still experiencing instability, the Company cannot predict the future trends of loan performance indicators. If loan performance indicators worsen in the future this could result in the need to increase the ACL through additional provisions for credit losses which would negatively impact net income.

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020 and the first quarter of 2021. As of March 31, 2021, the Company had 16 loans subject to such deferral arrangements with total outstanding principal balances of $34.3 million and at December 31, 2020, the Company had 21 loans subject to deferral arrangements with total outstanding principal balances of $38.4 million.

The Company participated in PPP lending under the CARES Act, which facilitates loans to small businesses. See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Results of Operations

The increase in net income of $2.5 million during the three months ended March 31, 2021, compared to the three  months ended March 31, 2020, were primarily due to the decrease in the provision for credit losses and an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands, except per share data and percentages)	2021	2020	Increase (Decrease)
Interest income	$34,661	$36,211	$(1,550)	(4.3)%
Interest expense	1,571	3,991	(2,420)	(60.6)%
Net interest income	33,090	32,220	870	2.7%
Provision for credit losses	412	5,049	(4,637)	(91.8)%
Noninterest income	3,111	4,327	(1,216)	(28.1)%
Noninterest expense	23,285	22,089	1,196	5.4%
Income before income taxes	12,504	9,409	3,095	32.9%
Income tax expense	2,485	1,868	617	33.0%
Net income	$10,019	$7,541	$2,478	32.9%
Earnings per share - basic	$0.41	$0.30
Earnings per share - diluted	0.41	0.30
Dividends per share	0.13	0.10

Net Interest Income for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net interest income increased $870,000 during the first quarter of 2021, compared to the first quarter of 2020, primarily due to higher average loans, securities and other interest-earning assets and lower deposit rates, partially offset by lower rates on loans, securities and other interest-earning assets and the impact of one less day in the first quarter of 2021.

The yield on interest-earning assets was 3.85% for the first quarter of 2021, compared to 4.56% for the first quarter of 2020. The cost of interest-bearing liabilities was 0.34% for the first quarter of 2021 and 0.94% for the first quarter of 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.71% for the first quarter of 2021, compared to 4.06% for the first quarter of 2020. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates for interest-earning assets, they remain a low-cost source of funds, as compared to other sources of funds.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,901,291	$33,165	4.64%	$2,634,507	$33,617	5.13%
Securities	259,341	1,173	1.84%	233,917	1,363	2.34%
Other interest-earning assets	475,279	177	0.15%	315,099	1,055	1.35%
Equity investments	15,353	146	3.86%	13,661	176	5.18%
Total interest-earning assets	3,651,264	$34,661	3.85%	3,197,184	$36,211	4.56%
Allowance for credit losses for loans	(41,078)			(25,831)
Noninterest-earning assets	321,334			296,698
Total assets	$3,931,520			$3,468,051
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,802,175	$1,350	0.30%	$1,650,064	$3,766	0.92%
Federal Home Loan Bank advances	50,000	221	1.79%	50,000	221	1.78%
Other interest-bearing liabilities	—	—	—	763	4	—
Total interest-bearing liabilities	1,852,175	$1,571	0.34%	1,700,827	$3,991	0.94%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,478,183			1,184,776
Other liabilities	51,634			44,620
Total noninterest-bearing liabilities	1,529,817			1,229,396
Shareholders’ equity	549,528			537,828
Total liabilities and shareholders’ equity	$3,931,520			$3,468,051
Net interest income		$33,090			$32,220
Net interest spread(3)			3.51%			3.62%
Net interest margin(4)			3.68%			4.05%
Net interest margin - tax equivalent(5)			3.71%			4.06%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $299,000 and $81,000 for the three months ended March 31, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31, 2021,
	Compared to Three Months Ended March 31, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(3,484)	$3,403	$(371)	$(452)
Securities	(322)	148	(16)	(190)
Other interest-earning assets	(1,404)	538	(12)	(878)
Equity investments	(50)	22	(2)	(30)
Total increase (decrease) in interest income	(5,260)	4,111	(401)	(1,550)
Interest-bearing liabilities:
Interest-bearing deposits	(2,722)	348	(42)	(2,416)
Federal Home Loan Bank advances	2	—	(2)	—
Other interest-bearing liabilities	(4)	—	—	(4)
Total increase (decrease) in interest expense	(2,724)	348	(44)	(2,420)
Increase (decrease) in net interest income	$(2,536)	$3,763	$(357)	$870

Provision for Credit Losses

The provision for credit losses was $412,000 for the first quarter of 2021, compared to $5.0 million for the first quarter of 2020.

The provision for credit losses for the first quarter of 2021 was primarily due to increases of $237,000 and $126,000 in the ACL for loans and unfunded commitments, respectively, in addition to $49,000 in net loan charge-offs. At March 31, 2021, there were minimal adjustments to the qualitative factors utilized in calculating the ACL. The increase in the ACL from December 31, 2020 to March 31, 2021 was primarily due to an increase in specific reserves for loans individually evaluated within the portfolio and a slight increase in the general reserve. Although the collectively evaluated loan portfolio decreased $27.3 million compared to December 31, 2020, the general reserve increased $14,000 because balances in certain portfolio segments with higher historical loss rates and higher qualitative factor rates increased as a component of the overall portfolio resulting in an increase in the ACL.

The provision for credit losses for the first quarter of 2020 was impacted by the uncertainties associated with the COVID-19 pandemic, sustained instability in the oil and gas industry, resultant economic conditions and the impact on the Company’s loan portfolio, which led the Company to adjust certain factors utilized to determine the ACL. As a result of these factors, the Company increased the ACL and the related provision for credit losses, which negatively impacted the Company’s net income during 2020.

Further or prolonged deterioration of the national and local economies and the oil and gas industry, a prolonged COVID-19 pandemic and increases in the Company’s adversely graded loans could result in additional increases in the ACL and additional provisions for credit losses.

Noninterest Income

The following table presents components of noninterest income for the first quarters of 2021 and 2020 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Deposit account service charges	$1,193	$1,485	$(292)	(19.7)%
Card interchange fees	976	922	54	5.9%
Earnings on bank-owned life insurance	390	416	(26)	(6.3)%
Net gain on sales of assets	192	123	69	56.1%
Other	360	1,381	(1,021)	(73.9)%
Total noninterest income	$3,111	$4,327	$(1,216)	(28.1)%

The decrease in noninterest income of $1.2 million during the first quarter of 2021, compared to the first quarter of 2020, was primarily due to swap fee income recognized in the first quarter of 2020. There were no swap transactions in the first quarter of 2021.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Salaries and employee benefits	$14,188	$14,223	$(35)	(0.2)%
Occupancy expense	2,521	2,424	97	4.0%
Professional and director fees	1,703	1,152	551	47.8%
Data processing and software	1,576	1,222	354	29.0%
Regulatory fees	556	103	453	439.8%
Advertising, marketing and business development	285	364	(79)	(21.7)%
Telephone and communications	463	419	44	10.5%
Security and protection expense	390	374	16	4.3%
Amortization of intangibles	191	221	(30)	(13.6)%
Other expenses	1,412	1,587	(175)	(11.0)%
Total noninterest expense	$23,285	$22,089	$1,196	5.4%

The increase in noninterest expense of $1.2 million during the first quarter of 2021, compared to the first quarter of 2020, was primarily due to a $551,000 increase in professional and director fees, a $354,000 increase in data processing and software costs and a $453,000 increase in regulatory fees. The increase in professional and director fees during the first quarter of 2021 was primarily due to $661,000 in consulting related fees associated with BSA/AML compliance matters with no such fees being incurred in the first quarter of 2020.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Income tax expense	$ 2,485	$ 1,868
Effective tax rate	19.87%	19.85%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest and bank-owned life insurance.

Financial Condition

Total assets were $4.0 billion as of March 31, 2021, compared to $3.9 billion as of December 31, 2020. The increase of $79.4 million, or 2.0%, was primarily due to a $66.7 million increase in cash and cash equivalents and a $51.8 million increase in securities, partially offset by a $32.7 million decrease in loans. Total liabilities were $3.5 billion as of March 31, 2021, compared to $3.4 billion as of December 31, 2020, an increase of $80.5 million, or 2.4%, primarily due to an increase in deposits of $83.0 million. See further analysis in the related discussions that follow.

	March 31,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$2,891,632	$2,924,117	$(32,485)	(1.1)%
Allowance for credit losses	(40,874)	(40,637)	237	0.6%
Loans, net	2,850,758	2,883,480	(32,722)	(1.1)%
Cash and equivalents	604,671	538,007	66,664	12.4%
Securities	289,091	237,281	51,810	21.8%
Premises and equipment, net	60,551	61,152	(601)	(1.0)%
Goodwill	80,950	80,950	—	—
Other intangibles	3,991	4,171	(180)	(4.3)%
Loans held for sale	1,005	2,673	(1,668)	(62.4)%
Operating lease right-to-use asset	12,900	13,285	(385)	(2.9)%
Other assets	124,722	128,218	(3,496)	(2.7)%
Total assets	$4,028,639	$3,949,217	$79,422	2.0%
Liabilities:
Deposits	$3,384,747	$3,301,794	$82,953	2.5%
Federal Home Loan Bank advances	50,000	50,000	—	—
Operating lease liabilities	16,060	16,447	(387)	(2.4)%
Other liabilities	32,483	34,525	(2,042)	(5.9)%
Total liabilities	3,483,290	3,402,766	80,524	2.4%
Shareholders' equity	545,349	546,451	(1,102)	(0.2)%
Total liabilities and shareholders' equity	$4,028,639	$3,949,217	$79,422	2.0%

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Commercial and industrial	$756,707	$742,957	$13,750	1.9%
Real estate:
Commercial real estate	1,072,263	1,041,998	30,265	2.9%
Construction and development	464,091	522,705	(58,614)	(11.2)%
1-4 family residential	224,880	239,872	(14,992)	(6.3)%
Multi-family residential	271,719	258,346	13,373	5.2%
Consumer	32,767	33,884	(1,117)	(3.3)%
Agriculture	6,974	8,670	(1,696)	(19.6)%
Other	74,387	88,238	(13,851)	(15.7)%
Gross loans	2,903,788	2,936,670	(32,882)	(1.1)%
Less deferred fees and unearned discount	(11,151)	(9,880)	1,271	12.9%
Less loans held for sale	(1,005)	(2,673)	(1,668)	62.4%
Loans excluding loans held for sale	2,891,632	2,924,117	(32,485)	(1.1)%
Less allowance for credit losses for loans	(40,874)	(40,637)	237	0.6%
Loans, net	$2,850,758	$2,883,480	$(32,722)	(1.1)%

As of March 31, 2021, loans excluding loans held for sale were $2.9 billion, a decrease of $32.7 million, or 1.1%, compared to December 31, 2020, primarily due to paydowns during the first quarter of 2021 of $460.5 million, partially offset by originations and line of credit drawdowns of $427.5 million during the same period.

At March 31, 2021, the Company had 1,642 PPP loans totaling $268.8 million, net of deferred loan fees and unearned discounts, and at December 31, 2020, the Company had 1,766 PPP loans totaling $271.2 million, net of deferred loan fees and unearned discounts. The Company recognized a net yield of 6.21% during the first quarter of 2021 on PPP loans, including $3.2 million of origination fee income. During the quarter ended March 31, 2021, there were payments received totaling $123.4 million associated with PPP loans and $122.3 million of PPP loans originated.

The Company’s PPP loans have either a two-year term or a five-year term, earn interest at 1.00% and are fully guaranteed by the SBA. PPP loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit the Company’s ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, the Company is at heightened risk of holding these loans at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent.

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
March 31, 2021
Commercial and industrial:
Fixed rate	$60,229	$378,649	$19,675	$—	$458,553
Variable rate	188,512	95,682	13,451	509	298,154
	248,741	474,331	33,126	509	756,707
Real estate:
Commercial real estate:
Fixed rate	55,518	434,611	18,944	—	509,073
Variable rate	98,165	281,080	161,117	22,828	563,190
	153,683	715,691	180,061	22,828	1,072,263
Construction and development:
Fixed rate	60,784	81,590	4,998	—	147,372
Variable rate	87,740	201,704	15,374	11,901	316,719
	148,524	283,294	20,372	11,901	464,091
1-4 family residential:
Fixed rate	6,626	33,003	22,329	15,424	77,382
Variable rate	5,001	3,735	14,618	124,144	147,498
	11,627	36,738	36,947	139,568	224,880
Multi-family residential:
Fixed rate	4,218	5,092	186,523	—	195,833
Variable rate	44,304	29,568	2,014	—	75,886
	48,522	34,660	188,537	—	271,719
Consumer:
Fixed rate	8,543	9,735	64	—	18,342
Variable rate	12,195	2,196	34	—	14,425
	20,738	11,931	98	—	32,767
Agriculture:
Fixed rate	3,272	1,009	—	—	4,281
Variable rate	2,643	50	—	—	2,693
	5,915	1,059	—	—	6,974
Other:
Fixed rate	2,604	2,367	448	—	5,419
Variable rate	24,234	44,734	—	—	68,968
	26,838	47,101	448	—	74,387
Total:
Fixed rate loans	201,794	946,056	252,981	15,424	1,416,255
Variable rate loans	462,794	658,749	206,608	159,382	1,487,533
	$664,588	$1,604,805	$459,589	$174,806	$2,903,788

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$23,508	$24,017
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	23,508	24,017
Foreclosed assets	106	—
Total nonperforming assets	$23,614	$24,017
Total assets	$4,028,639	$3,949,217
Loans excluding loans held for sale	2,891,632	2,924,117
Allowance for credit losses for loans	40,874	40,637
Allowance for credit losses for loans to nonaccrual loans	173.87%	169.20%
Nonperforming loans to loans excluding loans held for sale	0.81%	0.82%
Nonperforming assets to total assets	0.59%	0.61%

Nonperforming assets remain relatively low at $23.6 million, or 0.59%, of total assets at March 31, 2021 and $24.0 million, or 0.61% of total assets, at December 31, 2020. The nonperforming assets decreased $403,000 during the first quarter of 2021 due largely to repayments. Further or prolonged deterioration of the national and local economies and the oil and gas industry and a prolonged COVID-19 pandemic could cause nonperforming loans to increase during 2021. Please see “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the periods indicated below which remain outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2021
Real estate:
Commercial real estate	1	$1,206	$1,206	$—	$—	$—
1-4 family residential	1	1,548	1,548	—	—	—
Total	2	$2,754	$2,754	$—	$—	$—
March 31, 2020
Commercial and industrial	3	$657	$426	$—	$231	$—
Real estate:
Commercial real estate	3	4,813	4,813	—	—	—
Total	6	$5,470	$5,239	$—	$231	$—

Further or prolonged deterioration of the national and local economies and the oil and gas industry and a prolonged COVID-19 pandemic could cause troubled debt restructurings to increase during 2021. Please see “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades as described below that are used as credit quality indicators. See description of the risk grades in “Part I—Item 1.—Financial Statements—Note 6.”

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
March 31, 2021
Commercial and industrial	$734,630	$3,173	$18,904	$756,707
Real estate:
Commercial real estate	1,025,174	5,764	41,325	1,072,263
Construction and development	449,815	—	14,276	464,091
1-4 family residential	217,199	1,571	6,110	224,880
Multi-family residential	271,719	—	—	271,719
Consumer	32,677	—	90	32,767
Agriculture	6,907	—	67	6,974
Other	72,127	—	2,260	74,387
Gross loans	$2,810,248	$10,508	$83,032	$2,903,788

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Gross loans	$2,835,768	$14,088	$86,814	$2,936,670

During the first quarter of 2021, loans with an internal rating of pass decreased $25.5 million primarily due to loan payoffs and payments collected. Loans with an internal rating of special mention decreased $3.6 million and loans with an internal rating of substandard decreased $3.8 million during the same period.

Further or prolonged deterioration of the national and local economies and the oil and gas industry and a prolonged COVID-19 pandemic could cause loans with adverse risk grades to increase during 2021. Please see “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding COVID-19 and Uncertain Economic Outlook.”

Allowance for Credit Losses

The Company maintains an ACL that represents management’s best estimate of the expected credit losses and risks inherent in the loan portfolio. The amount of the ACLs should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please refer to “Part I—Item 1.—Financial Statements—Note 6” for a description of the model, factors and the methodology used by the Company to determine the ACL. Also see “Part I—Item 2.—Management’s Discussion and Analysis—Critical Accounting Policies—Allowance for Credit Losses for Loans.”

The ACL by loan category as of the dates indicated was as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$13,812	33.8%	$13,035	32.1%
Real estate:
Commercial real estate	14,280	34.9%	13,798	34.0%
Construction and development	5,445	13.3%	6,089	15.0%
1-4 family residential	2,458	6.0%	2,578	6.3%
Multi-family residential	2,714	6.6%	2,513	6.2%
Consumer	434	1.1%	440	1.1%
Agriculture	107	0.3%	137	0.3%
Other	1,624	4.0%	2,047	5.0%
Total allowance for credit losses for loans	$40,874	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,891,632		2,924,117
Allowance for credit losses for loans excluding loans held for sale	1.41%		1.39%

The ACL for loans was $40.9 million, or 1.41% of loans excluding loans held for sale, at March 31, 2021, compared to $40.6 million, or 1.39% of loans excluding loans held for sale, at December 31, 2020. At March 31, 2021, there were minimal adjustments to the qualitative factors utilized in calculating the ACL. The increase in the ACL from December 31, 2020 to March 31, 2021 was primarily due to an increase in specific reserves for loans individually evaluated within the portfolio and a slight increase in the general reserve. Although the collectively evaluated loan portfolio decreased $27.3 million compared to December 31, 2020, the general reserve increased $14,000 because balances in certain portfolio segments with higher historical loss rates and higher qualitative factor rates increased as a component of the overall portfolio resulting in an increase in the ACL.

Activity in the ACL for loans for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$40,637	$25,280
Impact of CECL adoption	—	874
Provision (recapture):
Commercial and industrial	872	614
Real estate:
Commercial real estate	482	1,741
Construction and development	(644)	1,249
1-4 family residential	(120)	447
Multi-family residential	201	420
Consumer	(10)	213
Agriculture	(72)	(9)
Other	(423)	64
Total provision (recapture)	286	4,739
Net (charge-offs) recoveries:
Commercial and industrial	(95)	398
Real estate:
1-4 family residential	—	1
Consumer	4	(99)
Agriculture	42	—
Other	—	1
Total net (charge-offs) recoveries	(49)	301
Ending balance	$40,874	$31,194
Total average loans	2,901,291	2,634,507
Annualized net charge-offs (recoveries) to total average loans	0.01%	(0.05)%

Annualized net charge-off recoveries to average loans by loan category for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	0.05%	(0.30)%
Consumer	(0.05)%	1.06%
Agriculture	(2.18)%	—

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2021
Debt securities available for sale:
State and municipal securities	$103,358	$3,391	$(564)	$106,185
U.S. Treasury securities	11,878	—	(57)	11,821
U.S. agency securities:
Callable debentures	3,000	—	(49)	2,951
Collateralized mortgage obligations	34,166	233	(405)	33,994
Mortgage-backed securities	131,275	2,725	(1,036)	132,964
Equity securities	1,180	—	(4)	1,176
Total	$284,857	$6,349	$(2,115)	$289,091
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

As of March 31, 2021, the fair value of the Company’s securities totaled $289.1 million, compared to $237.3 million as of December 31, 2020, an increase of $51.8 million, or 21.8%. Amortized cost increased $56.2 million during 2021 primarily as a result of purchases totaling $227.8 million outpacing maturities, sales, calls and paydowns totaling $171.2 million. Net unrealized gains on the securities portfolio was $4.2 million at March 31, 2021, compared to $8.6 million at December 31, 2020. This decrease of $4.4 million was due to a reduction in fair value as a result of market fluctuations.

The Company’s mortgage-backed securities at March 31, 2021 and December 31, 2020, were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 5.3 years with an estimated modified duration of 4.9 years as of March 31, 2021. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
(Dollars in thousands)
March 31, 2021
Debt securities:
State and municipal securities	2.47%	—	2.81%	2.32%	2.37%
U.S. Treasury securities	—	—	1.13%	—	1.13%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	2.59%	1.41%	1.57%
Mortgage-backed securities	3.84%	3.58%	2.46%	2.00%	2.02%
Equity securities:	1.36%	—	—	—	1.36%
Total securities	1.88%	3.58%	1.95%	2.05%	2.04%

At March 31, 2021 and December 31, 2020, securities with a carrying amount of approximately $28.8 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of March 31, 2021 were $3.4 billion, an increase of $83.0 million, or 2.5%, compared to December 31, 2020. Noninterest-bearing deposits as of March 31, 2021 were $1.6 billion, an increase of $145.0 million, or 9.8%, compared to December 31, 2020. Total interest-bearing account balances as of March 31, 2021 were $1.8 billion, a decrease of $62.0 million, or 3.4%, from December 31, 2020, primarily due to decreases in interest-bearing demand accounts, money market accounts and certificates and other time deposits, partially offset by an increase in savings accounts.

The components of deposits as of the dates shown below were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020	Increase (Decrease)
Interest-bearing demand accounts	$368,124	$380,175	$(12,051)	(3.2)%
Money market accounts	995,945	1,039,617	(43,672)	(4.2)%
Saving accounts	112,467	108,167	4,300	4.0%
Certificates and other time deposits, $100,000 or greater	145,762	152,592	(6,830)	(4.5)%
Certificates and other time deposits, less than $100,000	141,041	144,818	(3,777)	(2.6)%
Total interest-bearing deposits	1,763,339	1,825,369	(62,030)	(3.4)%
Noninterest-bearing deposits	1,621,408	1,476,425	144,983	9.8%
Total deposits	$3,384,747	$3,301,794	$82,953	2.5%

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	March 31, 2021
Three months or less	$8,528
Over three months through six months	11,522
Over six months through 12 months	35,034
Over 12 months	15,454
Total	$70,538

Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Other Assets

Other assets decreased $3.5 million from December 31, 2020 to March 31, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $2.7 million and a decrease in interest receivable of $631,000. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Other Liabilities

Other liabilities decreased $2.0 million from December 31, 2020 to March 31, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $2.7 million. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

At March 31, 2021, the Company had $604.7 million in cash and cash equivalents and $289.1 million of securities, which are considered to be liquid assets, compared to $538.0 million in cash and cash equivalents and $237.3 million of securities at December 31, 2020. This increase in liquid assets of $118.5 million during the first quarter of 2021 was primarily due to a $83.0 million increase in deposits and a decrease of $32.5 million in loans excluding loans held for sale.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the three months ended March 31, 2021 were computed on an annualized basis.

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$368,000	0.05%	$363,014	0.10%
Money market accounts	1,032,062	0.26%	868,915	0.42%
Savings accounts	108,231	0.03%	97,982	0.04%
Certificates and other time deposits, $100,000 or greater	149,586	0.56%	192,268	1.27%
Certificates and other time deposits, less than $100,000	144,296	1.17%	181,364	1.50%
Total interest-bearing deposits	1,802,175	0.30%	1,703,543	0.54%
Noninterest-bearing deposits	1,478,183	—	1,404,027	—
Total deposits	$3,280,358	0.17%	$3,107,570	0.30%

The ratio of average noninterest-bearing deposits to average total deposits was 45.1% for the three months ended March 31, 2021 and 45.2% for the year ended December 31, 2020.

In addition to the liquid assets discussed above, the Company had $1.2 billion and $1.1 billion of available funds under various borrowing arrangements at March 31, 2021 and December 31, 2020, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At March 31, 2021, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding	Availability
Federal Home Loan Bank Facility(1)	$1,126,145	$(60,800)	$1,065,345
Frost Facility	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,221,145	$(60,800)	$1,160,345

(1)	Outstanding amount includes $50.0 million of Federal Home Loans Bank advances and a $10.8 million letter of credit.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	March 31,	December 31,
	2021	2020
Sources of funds:
Deposits:
Interest-bearing	45.8%	45.3%
Noninterest-bearing	37.6%	37.4%
Federal Home Loan Bank advances	1.3%	1.5%
Other liabilities	1.3%	1.3%
Shareholders’ equity	14.0%	14.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	73.8%	76.2%
Securities	6.6%	6.3%
Other interest-earning assets	12.1%	9.7%
Equity securities	0.4%	0.4%
Other noninterest-earning assets	7.1%	7.4%
Total uses	100.0%	100.0%
Average loans to average deposits	88.4%	92.1%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 Year to	Greater
(Dollars in thousands)	1 Year	3 Years	than 3 Years	Total
March 31, 2021
Federal Home Loan Bank advances	$—	$30,000	$20,000	$50,000
Non-cancellable future operating leases	2,036	4,453	12,540	19,029
Certificates of deposit	197,352	68,709	20,742	286,803
Total	$199,388	$103,162	$53,282	$355,832
December 31, 2020
Federal Home Loan Bank advances	$—	$30,000	$20,000	$50,000
Non-cancellable future operating leases	1,968	4,452	13,092	19,512
Certificates of deposit	204,165	74,708	18,537	297,410
Total	$206,133	$109,160	$51,629	$366,922

As of March 31, 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

The Company also enters into commitments to extend credit and standby letters of credit to meet customer financing needs and, in accordance with GAAP, these commitments are not reflected as liabilities in the consolidated balance sheets. Due to the nature of these commitments, the amounts disclosed in the table below do not necessarily represent future cash requirements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, generally have fixed expiration dates or other termination clauses and may expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to the Company’s customers.

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	Less than	1 Year to	Greater
(Dollars in thousands)	1 Year	3 Years	than 3 Years	Total
March 31, 2021
Commitments to extend credit	$459,133	$213,866	$51,043	$724,042
Standby letters of credit	19,799	7,401	—	27,200
Total	$478,932	$221,267	$51,043	$751,242
December 31, 2020
Commitments to extend credit	$498,238	$177,710	$63,783	$739,731
Standby letters of credit	18,713	7,365	—	26,078
Total	$516,951	$185,075	$63,783	$765,809

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At March 31, 2021 and December 31, 2020, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

Interest Rate Sensitivity and Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices. As a financial institution, the Company’s primary component of market risk is interest rate risk due to future interest rate changes. Fluctuations in interest rates impact both income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity period.

The Company manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts to reduce interest rate risk. The Company enters into interest rate swaps as an accommodation to customers. The Company is not subject to foreign exchange or commodity price risk and does not own any trading assets.

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

The Company uses interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results may differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

On a quarterly basis, two simulation models are run, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. The results from these models are impacted by the behavior of interest-rate sensitive assets and liabilities as well as the mixture of those assets and liabilities. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. The Company’s internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100 basis-point shift, 20.0% for a 200-basis point shift and 30.0% for a 300-basis point shift. Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	March 31, 2021		December 31, 2020
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	24.6%	16.9%	21.5%	35.7%
+ 200	16.1%	18.2%	14.1%	32.8%
+ 100	7.3%	12.7%	6.5%	21.0%
Base	—%	—%	—%	—%
−100	(1.5)%	(32.8)%	(1.5)%	(37.0)%

The model simulation as of March 31, 2021 indicates that the Company’s projected balance sheet was more asset sensitive in comparison to December 31, 2020. The shift to a more asset sensitive position during the first quarter of 2021 was primarily due to a decrease in interest-bearing deposits of $62.0 million, an increase in interest-bearing deposits held at other financial institutions of $61.0 million and an increase in securities of $51.8 million. The increase of $145.0 million in noninterest-bearing deposits contributed to the increase in interest-earning assets during 2021, which had the effect of creating a higher economic value of equity. Subsequent rate shocks due to the change in interest rates result in differing percentages given the level of economic equity.

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for a majority of the Company’s interest-rate swaps and approximately 7.5% of the Company’s loans at March 31, 2021. It is expected that a number of private-sector banks that have been reporting information used to set LIBOR will stop doing so after June 30, 2023 when their reporting commitment ends and bank regulatory agencies have issued guidance that banks should generally cease entering into new contracts with LIBOR as an index rate by the end of 2021.

The Company has created a taskforce to identify and evaluate loans and interest-rate swaps that are indexed to LIBOR. For new loan originations and interest-rate swaps, the Company has transitioned away from utilizing LIBOR as a variable rate index and has started utilizing U.S. prime rate or other appropriate reference rates. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2022.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluates its performance based on certain additional non-GAAP financial measures. The Company classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the U.S. in the statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating, other statistical measures or ratios calculated using exclusively financial measures calculated in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way the Company calculates non-GAAP financial measures may differ from that of other companies reporting measures with similar names.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	March 31,	December 31,
(Dollars in thousands, except per share data)	2021	2020
Tangible Equity
Total shareholders’ equity	$545,349	$546,451
Adjustments:
Goodwill	80,950	80,950
Other intangibles	3,991	4,171
Tangible equity	$460,408	$461,330
Tangible Assets
Total assets	$4,028,639	$3,949,217
Adjustments:
Goodwill	80,950	80,950
Other intangibles	3,991	4,171
Tangible assets	$3,943,698	$3,864,096
Common shares outstanding	24,442	24,613
Book value per share	$22.31	$22.20
Tangible book value per share	$18.84	$18.74
Total shareholders’ equity to total assets	13.54%	13.84%
Tangible equity to tangible assets	11.67%	11.94%

Critical Accounting Policies

The Company’s accounting policies are described in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s accounting policies that it considers critical because they involve a higher degree of judgment and complexity are described in “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Issued Accounting Pronouncements

See “Part I—Item 1.—Financial Statements—Note 1.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures—As of the end of the period covered by this Quarterly Report on Form 10-Q , the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2020, the Company’s Board of Directors authorized a share repurchase program, or the 2020 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting October 1, 2020 through September 30, 2021. Repurchases under the 2020 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended March 31, 2021 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum
			Shares Purchased	Number of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan
January 1, 2021 - January 31, 2021	—	$ 27.57	74,821	1,435,632
February 1, 2021 - February 28, 2021	2,553	$ 27.32	106,268	1,195,640
March 1, 2021 - March 31, 2021	89	$ 30.70	—	1,135,313
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2020 Repurchase Program described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above and reflects the additional shares that may be repurchased at the end of the designated period based on the 2020 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1

First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

3.2	Second Amended and Restated Bylaws of CBTX, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

CBTX, INC.
(Registrant)

Date: April 28, 2021	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)