Form 10-Q
period 2021-06-30
CBTX, Inc.
filed 2021-07-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 26, 2021, there were 24,593,071 shares of the registrant’s common stock outstanding, including 142,674 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$49,709	$46,814
Interest-bearing deposits at other financial institutions	738,700	491,193
Total cash and cash equivalents	788,409	538,007
Securities	309,233	237,281
Equity investments	16,793	18,652
Loans held for sale	808	2,673
Loans, net of allowance for credit losses of $37,183 and $40,637 at June 30, 2021 and December 31, 2020, respectively	2,692,313	2,883,480
Premises and equipment, net of accumulated depreciation of $37,460 and $35,826 at June 30, 2021 and December 31, 2020, respectively	59,987	61,152
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $16,984 and $16,607 at June 30, 2021 and December 31, 2020, respectively	3,846	4,171
Bank-owned life insurance	73,118	72,338
Operating lease right-to-use assets	12,514	13,285
Deferred tax assets, net	9,755	10,700
Other assets	18,808	26,528
Total assets	$4,066,534	$3,949,217

Liabilities:
Noninterest-bearing deposits	$1,556,784	$1,476,425
Interest-bearing deposits	1,860,002	1,825,369
Total deposits	3,416,786	3,301,794
Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	15,590	16,447
Other liabilities	27,931	34,525
Total liabilities	3,510,307	3,402,766
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,296,385 and 25,458,816 shares issued at June 30, 2021 and December 31, 2020, respectively; 24,450,397 and 24,612,828 shares outstanding at June 30, 2021 and December 31, 2020, respectively	253	255
Additional paid-in capital	335,399	339,334
Retained earnings	229,785	214,456
Treasury stock, at cost, 845,988 shares held at both June 30, 2021 and December 31, 2020, respectively	(14,369)	(14,369)
Accumulated other comprehensive income, net of tax of $1,371 and $1,801 at June 30, 2021 and December 31, 2020, respectively	5,159	6,775
Total shareholders’ equity	556,227	546,451
Total liabilities and shareholders’ equity	$4,066,534	$3,949,217

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$30,793	$32,857	$63,958	$66,474
Securities	1,332	1,228	2,505	2,591
Interest-bearing deposits at other financial institutions	223	169	400	1,224
Equity investments	158	171	304	347
Total interest income	32,506	34,425	67,167	70,636
Interest expense:
Deposits	1,267	2,022	2,617	5,788
Federal Home Loan Bank advances	221	240	442	461
Other interest-bearing liabilities	—	5	—	9
Total interest expense	1,488	2,267	3,059	6,258
Net interest income	31,018	32,158	64,108	64,378
Provision (recapture) for credit losses:
Provision (recapture) for credit losses for loans	(4,190)	8,537	(3,904)	13,276
Provision (recapture) for credit losses for unfunded commitments	(893)	1,333	(767)	1,643
Total provision (recapture) for credit losses	(5,083)	9,870	(4,671)	14,919
Net interest income after provision (recapture) for credit losses	36,101	22,288	68,779	49,459
Noninterest income:
Deposit account service charges	1,167	1,095	2,360	2,580
Card interchange fees	1,095	915	2,071	1,837
Earnings on bank-owned life insurance	390	412	780	828
Net gain on sales of assets	366	139	558	262
Other	473	348	833	1,729
Total noninterest income	3,491	2,909	6,602	7,236
Noninterest expense:
Salaries and employee benefits	14,734	14,012	28,922	28,235
Occupancy expense	2,597	2,558	5,118	4,982
Professional and director fees	2,441	1,541	4,144	2,693
Data processing and software	1,661	1,292	3,237	2,514
Regulatory fees	501	476	1,057	579
Advertising, marketing and business development	510	269	795	633
Telephone and communications	550	392	1,013	811
Security and protection expense	537	351	927	725
Amortization of intangibles	186	230	377	451
Other expenses	1,480	1,374	2,892	2,961
Total noninterest expense	25,197	22,495	48,482	44,584
Net income before income tax expense	14,395	2,702	26,899	12,111
Income tax expense	2,692	539	5,177	2,407
Net income	$11,703	$2,163	$21,722	$9,704
Earnings per common share
Basic	$0.48	$0.09	$0.89	$0.39
Diluted	$0.48	$0.09	$0.88	$0.39

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$11,703	$2,163	$21,722	$9,704

Change in unrealized gains (losses) on securities available for sale arising during the period	2,292	313	(2,047)	5,336
Reclassification adjustments for net realized gains included in net income	—	—	—	10
Change in related deferred income tax	(480)	(65)	431	(1,123)
Other comprehensive income (loss), net of tax	1,812	248	(1,616)	4,223
Total comprehensive income	$13,515	$2,411	$20,106	$13,927

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Six Months Ended June 30, 2020:
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721
Net income	—	—	—	9,704	—	—	—	9,704
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.20 per share	—	—	—	(4,985)	—	—	—	(4,985)
Stock-based compensation expense	—	—	1,109	—	—	—	—	1,109
Vesting of restricted stock, net of shares withheld for employee tax liabilities	12,853	—	(44)	—	—	—	—	(44)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	2,524	43	—	33
Shares repurchased	(240,445)	(2)	(5,358)	—	—	—	—	(5,360)
Other comprehensive income, net of tax	—	—	—	—	—	—	4,223	4,223
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356

Six Months Ended June 30, 2021:
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451
Net income	—	—	—	21,722	—	—	—	21,722
Dividends on common stock, $0.26 per share	—	—	—	(6,393)	—	—	—	(6,393)
Stock-based compensation expense	—	—	1,115	—	—	—	—	1,115
Vesting of restricted stock, net of shares withheld for employee tax liabilities	18,658	—	(84)	—	—	—	—	(84)
Shares repurchased	(181,089)	(2)	(4,966)	—	—	—	—	(4,968)
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,616)	(1,616)
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	25,601,835	$256	$341,713	$203,080	(855,822)	$(14,536)	$6,361	$536,874
Net income	—	—	—	2,163	—	—	—	2,163
Dividends on common stock, $0.10 per share	—	—	—	(2,489)	—	—	—	(2,489)
Stock-based compensation expense	—	—	552	—	—	—	—	552
Vesting of restricted stock, net of shares withheld for employee tax liabilities	7,621	—	(9)	—	—	—	—	(9)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	—	—	1,000	17	—	17
Shares repurchased	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	248	248
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356

Three Months Ended June 30, 2021:
Balance at March 31, 2021	25,288,454	$253	$334,839	$221,279	(845,988)	$(14,369)	$3,347	$545,349
Net income	—	—	—	11,703	—	—	—	11,703
Dividends on common stock, $0.13 per share	—	—	—	(3,197)	—	—	—	(3,197)
Stock-based compensation expense	—	—	574	—	—	—	—	574
Vesting of restricted stock, net of shares withheld for employee tax liabilities	7,931	—	(14)	—	—	—	—	(14)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,812	1,812
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$21,722	$9,704
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	(4,671)	14,919
Depreciation expense	1,731	1,520
Amortization of intangibles	377	451
Amortization of premiums on securities	805	835
Amortization of lease right-to-use assets	771	743
Accretion of lease liabilities	199	249
Earnings on bank-owned life insurance	(780)	(828)
Stock-based compensation expense	1,115	1,109
Deferred income tax provision	1,376	(4,321)
Net gain on sales of assets	(558)	(262)
Net (earnings) loss on securities	9	(40)
Change in operating assets and liabilities:
Loans held for sale	2,390	1,665
Other assets	7,614	(11,390)
Other liabilities	(7,622)	10,664
Total adjustments	2,756	15,314
Net cash provided by operating activities	24,478	25,018
Cash flows from investing activities:
Purchases of securities	(412,971)	(329,452)
Proceeds from sales, calls and maturities of securities	303,155	303,005
Principal repayments of securities	35,003	26,832
Net (increase) decrease in loans	193,049	(294,088)
Net sales (purchases) of loan participations	22	(1,934)
Proceeds from sales of Small Business Administration loans	2,000	508
Net contributions to equity investments	1,859	(1,659)
Net purchases of premises and equipment	(591)	(1,374)
Proceeds from sales of repossessed real estate and other assets	112	—
Net cash provided by (used) in investing activities	121,638	(298,162)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	80,359	328,887
Net increase in interest-bearing deposits	34,633	72,928
Net increase in securities sold under agreements to repurchase	—	2,015
Dividends paid on common stock	(5,654)	(4,979)
Payments to tax authorities for stock-based compensation	(84)	(44)
Proceeds from exercise of stock options	—	33
Repurchase of common stock	(4,968)	(5,360)
Net cash provided by financing activities	104,286	393,480
Net increase in cash, cash equivalents and restricted cash	250,402	120,336
Cash, cash equivalents and restricted cash, beginning	538,007	372,064
Cash, cash equivalents and restricted cash, ending	$788,409	$492,400

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2021 and December 31, 2020, consolidated results of operations and consolidated shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and consolidated cash flows for the six months ended June 30, 2021 and 2020.

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

Share Repurchase Program—During the six months ended June 30, 2021, 181,089 shares were repurchased under the Company’s share repurchase program at an average price of $27.44 per share. During the six months ended June 30, 2020, 240,445 shares were repurchased at an average price of $22.29. Shares repurchased during 2021 and 2020 were retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted—Accounting standards update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued if certain criteria are met. LIBOR is used as an index rate for a majority of the Company’s interest-rate swaps and 7.5% of the Company’s loans as of June 30, 2021.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished resulting in the acceleration of previously deferred fees and costs. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company began modifying LIBOR based loans during 2020 and applied the expedients and exceptions. The adoption of this ASU did not have a material effect on the Company, nor does the Company expect it to have a material effect in the future.

Cash Flow Reporting—Historically, the Bank has been required to maintain regulatory reserves with the Federal Reserve Bank of Dallas, or the Federal Reserve Bank. On March 15, 2020, the Board of Governors of the Federal Reserve System announced that it had reduced the required regulatory reserve balance to 0% effective on March 26, 2020 in reaction to the economic dislocation caused by the COVID-19 pandemic. As such, the Bank did not have any reserve requirement balances as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company had $4.3 million and $8.4 million, respectively, in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions. Reserves maintained with the Federal Reserve Bank and cash held as collateral for interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,059	$3,707
Cash paid for interest	3,198	6,444
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset obtained in exchange for lease	—	1,898
Change in liability for dividends accrued	(739)	(6)

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2021
Debt securities available for sale:
State and municipal securities	$122,667	$4,543	$(103)	$127,107
U.S. Treasury securities	11,882	79	—	11,961
U.S. agency securities:
Callable debentures	3,000	2	—	3,002
Collateralized mortgage obligations	34,740	165	(316)	34,589
Mortgage-backed securities	129,232	2,662	(502)	131,392
Equity securities	1,183	—	(1)	1,182
Total	$302,704	$7,451	$(922)	$309,233
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
June 30, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$986	$—	$9,405	$112,276	$122,667
U.S. Treasury securities	—	—	11,882	—	11,882
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,559	30,181	34,740
Mortgage-backed securities	2	1,239	1,577	126,414	129,232
Equity securities	1,183	—	—	—	1,183
Total	$2,171	$1,239	$30,423	$268,871	$302,704
Fair value:
Debt securities available for sale:
State and municipal securities	$990	$—	$9,914	$116,203	$127,107
U.S. Treasury securities	—	—	11,961	—	11,961
U.S. agency securities:
Callable debentures	—	—	3,002	—	3,002
Collateralized mortgage obligations	—	—	4,668	29,921	34,589
Mortgage-backed securities	2	1,305	1,673	128,412	131,392
Equity securities	1,182	—	—	—	1,182
Total	$2,174	$1,305	$31,218	$274,536	$309,233

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2020
Amortized cost:
Debt securities available for sale:
State and municipal securities	$509	$1,292	$9,154	$77,786	$88,741
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,910	30,175	35,085
Mortgage-backed securities	33	1,485	798	101,370	103,686
Equity securities	1,176	—	—	—	1,176
Total	$1,718	$2,777	$14,862	$209,331	$228,688
Fair value:
Debt securities available for sale:
State and municipal securities	$512	$1,298	$9,540	$81,687	$93,037
U.S. agency securities:
Collateralized mortgage obligations	—	—	5,075	30,327	35,402
Mortgage-backed securities	33	1,565	829	105,222	107,649
Equity securities	1,193	—	—	—	1,193
Total	$1,738	$2,863	$15,444	$217,236	$237,281

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, securities with a carrying amount of $27.8 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company considers qualitative factors in determining if an allowance for credit losses, or ACL, is necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held at June 30, 2021 or December 31, 2020 were impaired due to reasons of credit quality and believed any unrealized losses were temporary. No ACL for available for sale securities was recorded in the Company’s condensed consolidated balance sheets at June 30, 2021 or during 2020.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Accrued interest receivable for securities was $1.4 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 80 and 18 securities at June 30, 2021 and December 31, 2020, respectively, that were in a gross unrealized loss position. Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2021
Debt securities available for sale:
State and municipal securities	$16,253	$(103)	$—	$—
U.S. Treasury securities	—	—	—	—
U.S. agency securities:
Callable debentures	—	—	—	—
Collateralized mortgage obligations	20,184	(315)	107	(1)
Mortgage-backed securities	40,748	(502)	—	—
Equity securities	1,183	(1)	—	—
	$78,368	$(921)	$107	$(1)
December 31, 2020
Debt securities available for sale:
State and municipal securities	$263	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	6,913	(30)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$7,176	$(30)	$—	$—

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,955	5,941
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,426	3,299
	$16,793	$18,652

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At June 30, 2021 and December 31, 2020, the Company had $4.2 million and $4.4 million, respectively, in callable outstanding unfunded commitments to these funds.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of June 30, 2021.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2021		December 31, 2020
Commercial and industrial	$658,733	24.0%	$742,957	25.3%
Real estate:
Commercial real estate	1,060,968	38.7%	1,041,998	35.5%
Construction and development	426,007	15.5%	522,705	17.8%
1-4 family residential	211,328	7.7%	239,872	8.2%
Multi-family residential	265,252	9.7%	258,346	8.8%
Consumer	31,444	1.1%	33,884	1.1%
Agriculture	8,283	0.4%	8,670	0.3%
Other	78,607	2.9%	88,238	3.0%
Total gross loans	2,740,622	100.0%	2,936,670	100.0%
Less allowance for credit losses for loans	(37,183)		(40,637)
Less deferred loan fees and unearned discounts	(10,318)		(9,880)
Less loans held for sale	(808)		(2,673)
Loans, net	$2,692,313		$2,883,480

Accrued interest receivable for loans was $10.0 million and $12.1 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the six months ending June 30, 2021 and 2020, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
June 30, 2021
Construction and development	$—	$22
June 30, 2020
Commercial and industrial	—	566
Commercial real estate	2,500	—

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the six months ended June 30, 2021 and 2020, totaled $2.0 million and $508,000, respectively. The Company recognized gains on these sales of $223,000 and $41,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
June 30, 2021
Commercial and industrial	$—	$—	$—	$—	$658,733	$658,733	$—
Real estate:
Commercial real estate	—	—	—	—	1,060,968	1,060,968	—
Construction and development	—	—	—	—	426,007	426,007	—
1-4 family residential	17	—	217	234	211,094	211,328	—
Multi-family residential	—	—	—	—	265,252	265,252	—
Consumer	22	—	—	22	31,422	31,444	—
Agriculture	—	—	—	—	8,283	8,283	—
Other	—	—	—	—	78,607	78,607	—
Total loans	$39	$—	$217	$256	$2,740,366	$2,740,622	$—
December 31, 2020
Commercial and industrial	$51	$2,055	$2,269	$4,375	$738,582	$742,957	$—
Real estate:
Commercial real estate	—	—	—	—	1,041,998	1,041,998	—
Construction and development	—	—	—	—	522,705	522,705	—
1-4 family residential	1,357	19	106	1,482	238,390	239,872	—
Multi-family residential	—	—	—	—	258,346	258,346	—
Consumer	5	—	—	5	33,879	33,884	—
Agriculture	50	—	—	50	8,620	8,670	—
Other	—	—	—	—	88,238	88,238	—
Total loans	$1,463	$2,074	$2,375	$5,912	$2,930,758	$2,936,670	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$10,038	$12,588
Real estate:
Commercial real estate	10,572	10,665
Construction and development	—	238
1-4 family residential	363	526
Total nonaccrual loans	$20,973	$24,017

Interest income that would have been earned under the original terms of the nonaccrual loans was $366,000 and $121,000 for the six months ended June 30, 2021 and 2020, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the six months ended June 30, 2021 and 2020, that remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Total	5	$6,010	$6,010	$—	$—	$—
June 30, 2020
Commercial and industrial	17	$3,131	$2,899	$—	$—	$232
Real estate:
Commercial real estate	8	9,715	9,715	—	—	—
Construction and development	5	12,564	12,032	—	—	532
1-4 family residential	5	1,629	1,651	—	—	—
Total	35	$27,039	$26,297	$—	$—	$764

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

Troubled debt restructuring during the twelve months ended indicated below with payment defaults were as follows:

	June 30, 2021		June 30, 2020
	Number		Number
(Dollars in thousands)	of Loans	Balance	of Loans	Balance
Commercial and industrial	3	$5,892	—	$—
Real estate:
Commercial real estate	1	4,722	—	—
Construction and development	—	—	2	506
Total	4	$10,614	2	$506

At June 30, 2021 and December 31, 2020, the Company had an outstanding commitment to fund $4.8 million and $593,000, respectively, for loans that were previously restructured.

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Total Loans Individually Evaluated
June 30, 2021
Commercial and industrial	$5,728	$7,497	$13,225	$2,541	$746	$16,512
Real estate:
Commercial real estate	7,192	10,512	17,704	60	—	17,764
Construction and development	12,323	—	12,323	—	—	12,323
1-4 family residential	3,142	187	3,329	176	—	3,505
Consumer	—	—	—	—	90	90
Other	3,404	—	3,404	—	—	3,404
Total	$31,789	$18,196	$49,985	$2,777	$836	$53,598
December 31, 2020
Commercial and industrial	$2,594	$8,228	$10,822	$4,360	$746	$15,928
Real estate:
Commercial real estate	8,103	10,601	18,704	64	—	18,768
Construction and development	12,648	238	12,886	—	—	12,886
1-4 family residential	1,684	106	1,790	420	—	2,210
Other	7,851	—	7,851	—	—	7,851
Total	$32,880	$19,173	$52,053	$4,844	$746	$57,643

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Company primarily manages credit quality and credit risk associated with its loan portfolio based on the risk grading assigned to each individual loan within the loan class. Each loan class is a grouping of loan receivables within the portfolio based on risk characteristics and the method for monitoring and assessing the associated credit risks. The Company’s ACL for the loan portfolio has two main components: (i) a reserve based on expected losses on collectively evaluated loans with similar risk characteristics, or general reserve, utilizing an age-based vintage model; and (ii) an ACL for individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserve. To determine the specific ACL, the Company utilizes various methods including discounted cash flow analysis and appraisal valuation on collateral to determine any expected credit losses requiring an ACL.

The Company excludes accrued interest and deferred fees and costs in the determination of an ACL and reverses previously accrued interest when it has been deemed uncollectible. Loans held for sale are excluded from the computation of expected credit losses as they are carried at the lower of cost or market value.

At June 30, 2021 and December 31, 2020, the ratio of the ACL for loans to loans excluding loans held for sale was 1.36% and 1.39%, respectively. The decrease in the ACL from December 31, 2020 to June 30, 2021 was primarily due to improvements in the national economy and economic forecasts, the reduction in the loan portfolio and an improvement in loan quality. The improvements in the national economic forecasts resulted from the recovery from the impact of the COVID-19 pandemic. The total of the Company’s qualitative and quantitative factors ranged from 0.90% to 2.63% and 0.92% to 2.48% at June 30, 2021 and December 31, 2020, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at June 30, 2021, reflects the Company’s assessment based on the information available at that time.

Loans by risk grades, loan class and vintage, at June 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$201,597	$108,681	$71,587	$30,328	$10,764	$8,500	$199,757	$5,806	$637,020
Special mention	—	—	—	24	—	—	3,256	—	3,280
Substandard	—	1,000	2,102	7,310	5	426	1,531	6,059	18,433
Total commercial and industrial	201,597	109,681	73,689	37,662	10,769	8,926	204,544	11,865	658,733
Commercial real estate:
Pass	81,102	234,312	246,001	193,682	102,879	113,556	34,626	4,504	1,010,662
Special mention	—	1,844	879	—	—	1,915	4,834	—	9,472
Substandard	—	1,317	11,349	14,751	359	2,208	10,850	—	40,834
Total commercial real estate	81,102	237,473	258,229	208,433	103,238	117,679	50,310	4,504	1,060,968
Construction and development:
Pass	67,028	124,652	89,754	38,963	18,892	3,313	70,596	486	413,684
Substandard	—	—	—	1,500	10,207	616	—	—	12,323
Total construction and development	67,028	124,652	89,754	40,463	29,099	3,929	70,596	486	426,007
1-4 family residential:
Pass	14,385	22,825	29,942	38,592	25,978	66,800	5,024	973	204,519
Special mention	—	—	—	—	—	1,524	—	—	1,524
Substandard	—	1,547	525	912	165	630	—	1,506	5,285
Total 1-4 family residential	14,385	24,372	30,467	39,504	26,143	68,954	5,024	2,479	211,328
Multi-family residential:
Pass	10,280	20,490	2,370	51,712	10,236	168,587	1,577	—	265,252
Total multi-family residential	10,280	20,490	2,370	51,712	10,236	168,587	1,577	—	265,252
Consumer:
Pass	4,915	5,441	2,045	1,325	1,532	68	15,444	484	31,254
Substandard	—	—	—	—	—	—	190	—	190
Total consumer	4,915	5,441	2,045	1,325	1,532	68	15,634	484	31,444
Agriculture:
Pass	2,979	1,063	54	111	72	12	3,736	191	8,218
Substandard	—	—	—	—	—	21	44	—	65
Total agriculture	2,979	1,063	54	111	72	33	3,780	191	8,283
Other:
Pass	10,798	7,439	1,393	1,850	16	1,243	52,463	—	75,202
Substandard	—	977	—	—	—	1,214	1,214	—	3,405
Total other	10,798	8,416	1,393	1,850	16	2,457	53,677	—	78,607
Total
Pass	393,084	524,903	443,146	356,563	170,369	362,079	383,223	12,444	2,645,811
Special mention	—	1,844	879	24	—	3,439	8,090	—	14,276
Substandard	—	4,841	13,976	24,473	10,736	5,115	13,829	7,565	80,535
Total	$393,084	$531,588	$458,001	$381,060	$181,105	$370,633	$405,142	$20,009	$2,740,622

Loans by risk grades, loan class and vintage, at December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$349,697	$81,131	$46,973	$13,161	$8,349	$3,432	$214,160	$3,562	$720,465
Special mention	—	—	33	—	—	—	3,371	—	3,404
Substandard	1,001	2,633	6,177	15	20	2,021	779	6,442	19,088
Total commercial and industrial	350,698	83,764	53,183	13,176	8,369	5,453	218,310	10,004	742,957
Commercial real estate:
Pass	262,072	210,954	196,630	138,424	68,468	84,453	30,020	9,482	1,000,503
Special mention	—	1,224	—	—	—	1,390	—	4,905	7,519
Substandard	—	11,532	9,599	476	1,059	1,985	9,325	—	33,976
Total commercial real estate	262,072	223,710	206,229	138,900	69,527	87,828	39,345	14,387	1,041,998
Construction and development:
Pass	165,894	163,658	92,455	20,146	6,707	273	53,800	—	502,933
Substandard	—	238	8,386	10,532	—	616	—	—	19,772
Total construction and development	165,894	163,896	100,841	30,678	6,707	889	53,800	—	522,705
1-4 family residential:
Pass	27,002	30,978	48,561	34,970	24,386	57,122	7,004	631	230,654
Special mention	1,548	—	—	—	1,617	—	—	—	3,165
Substandard	—	534	1,211	1,571	15	1,215	—	1,507	6,053
Total 1-4 family residential	28,550	31,512	49,772	36,541	26,018	58,337	7,004	2,138	239,872
Multi-family residential:
Pass	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Total multi-family residential	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Consumer:
Pass	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Total consumer	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Agriculture:
Pass	3,937	105	338	86	16	—	4,108	7	8,597
Substandard	—	—	—	—	—	23	50	—	73
Total agriculture	3,937	105	338	86	16	23	4,158	7	8,670
Other:
Pass	14,624	3,239	3,562	24	84	1,250	57,603	—	80,386
Substandard	1,211	—	—	—	1,232	—	5,409	—	7,852
Total other	15,835	3,239	3,562	24	1,316	1,250	63,012	—	88,238
Total
Pass	852,986	496,257	427,345	219,341	110,309	331,092	384,354	14,084	2,835,768
Special mention	1,548	1,224	33	—	1,617	1,390	3,371	4,905	14,088
Substandard	2,212	14,937	25,373	12,594	2,326	5,860	15,563	7,949	86,814
Total	$856,746	$512,418	$452,751	$231,935	$114,252	$338,342	$403,288	$26,938	$2,936,670

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2021
Commercial and industrial	$637,020	$3,280	$18,433	$658,733
Real estate:
Commercial real estate	1,010,662	9,472	40,834	1,060,968
Construction and development	413,684	—	12,323	426,007
1-4 family residential	204,519	1,524	5,285	211,328
Multi-family residential	265,252	—	—	265,252
Consumer	31,254	—	190	31,444
Agriculture	8,218	—	65	8,283
Other	75,202	—	3,405	78,607
Total loans	$2,645,811	$14,276	$80,535	$2,740,622
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total loans	$2,835,768	$14,088	$86,814	$2,936,670

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	June 30, 2021			December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$16,512	$642,221	$658,733	$15,928	$727,029	$742,957
Real estate:
Commercial real estate	17,764	1,043,204	1,060,968	18,768	1,023,230	1,041,998
Construction and development	12,323	413,684	426,007	12,886	509,819	522,705
1-4 family residential	3,505	207,823	211,328	2,210	237,662	239,872
Multi-family residential	—	265,252	265,252	—	258,346	258,346
Consumer	90	31,354	31,444	—	33,884	33,884
Agriculture	—	8,283	8,283	—	8,670	8,670
Other	3,404	75,203	78,607	7,851	80,387	88,238
Total	$53,598	$2,687,024	$2,740,622	$57,643	$2,879,027	$2,936,670

Nonaccrual loans are included in individually evaluated loans and $8.8 million and $11.2 million of nonaccrual loans had no related ACL at June 30, 2021 and December 31, 2020, respectively.

The Company had collateral dependent loans totaling $105,000 pending foreclosure at June 30, 2021.

Activity in the ACL for loans, segregated by loan class for the six months ended June 30, 2021 and 2020, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
June 30, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	(1,083)	(538)	(1,636)	(406)	(131)	(46)	(64)	—	(3,904)
Charge-offs	(495)	—	—	—	—	(3)	—	—	(498)
Recoveries	803	—	—	—	—	103	42	—	948
Net recoveries	308	—	—	—	—	100	42	—	450
Ending balance	$12,260	$13,260	$4,453	$2,172	$2,382	$494	$115	$2,047	$37,183
Period-end amount allocated to:
Specific reserve	$4,803	$252	$—	$—	$—	$90	$—	$536	$5,681
General reserve	7,457	13,008	4,453	2,172	2,382	404	115	1,511	31,502
Total	$12,260	$13,260	$4,453	$2,172	$2,382	$494	$115	$2,047	$37,183
June 30, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision (recapture)	3,169	4,613	2,504	1,256	887	258	(16)	605	13,276
Charge-offs	(79)	(24)	—	(66)	—	(103)	—	—	(272)
Recoveries	495	—	—	1	—	11	12	1	520
Net (charge-offs) recoveries	416	(24)	—	(65)	—	(92)	12	1	248
Ending balance	$12,108	$12,424	$7,050	$3,173	$2,880	$529	$134	$1,380	$39,678
Period-end amount allocated to:
Specific reserve	$2,403	$—	$—	$—	$—	$—	$—	$468	$2,871
General reserve	9,705	12,424	7,050	3,173	2,880	529	134	912	36,807
Total	$12,108	$12,424	$7,050	$3,173	$2,880	$529	$134	$1,380	$39,678

The ACL for loans by loan class as of the periods indicated was as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$12,260	33.0%	$13,035	32.1%
Real estate:
Commercial real estate	13,260	35.7%	13,798	34.0%
Construction and development	4,453	12.0%	6,089	15.0%
1-4 family residential	2,172	5.8%	2,578	6.3%
Multi-family residential	2,382	6.4%	2,513	6.2%
Consumer	494	1.3%	440	1.1%
Agriculture	115	0.3%	137	0.3%
Other	2,047	5.5%	2,047	5.0%
Total allowance for credit losses for loans	$37,183	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,729,496		2,924,117
ACL for loans to loans excluding loans held for sale	1.36%		1.39%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Charge-offs and recoveries by loan class and vintage for the six months ended June 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(260)	$—	$—	$—	$(44)	$(495)
Recovery	—	—	3	29	40	703	—	28	803
Total commercial and industrial	—	—	(188)	(231)	40	703	—	(16)	308
Consumer:
Charge-off	—	—	(3)	—	—	—	—	—	(3)
Recovery	2	—	—	2	—	99	—	—	103
Total consumer	2	—	(3)	2	—	99	—	—	100
Agriculture:
Recovery	—	—	—	—	—	42	—	—	42
Total agriculture	—	—	—	—	—	42	—	—	42
Total:
Charge-off	—	—	(194)	(260)	—	—	—	(44)	(498)
Recovery	2	—	3	31	40	844	—	28	948
Total	$2	$—	$(191)	$(229)	$40	$844	$—	$(16)	$450

Charge-offs and recoveries by loan class and vintage for the six months ended June 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$—	$(36)	$(42)	$—	$(1)	$(79)
Recovery	—	2	92	33	19	155	194	495
Total commercial and industrial	—	2	92	(3)	(23)	155	193	416
Commercial real estate:
Charge-off	—	—	—	—	—	(24)	—	(24)
Total commercial real estate	—	—	—	—	—	(24)	—	(24)
1-4 family residential:
Charge-off	—	(65)	—	—	—	(1)	—	(66)
Recovery	—	—	—	—	—	1	—	1
Total 1-4 family residential	—	(65)	—	—	—	—	—	(65)
Consumer:
Charge-off	—	—	(8)	(95)	—	—	—	(103)
Recovery	10	—	—	—	—	1	—	11
Total consumer	10	—	(8)	(95)	—	1	—	(92)
Agriculture:
Recovery	—	—	—	—	12	—	—	12
Total agriculture	—	—	—	—	12	—	—	12
Other:
Recovery	—	—	—	1	—	—	—	1
Total other	—	—	—	1	—	—	—	1
Total:
Charge-off	—	(65)	(8)	(131)	(42)	(25)	(1)	(272)
Recovery	10	2	92	34	31	157	194	520
Total	$10	$(63)	$84	$(97)	$(11)	$132	$193	$248

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

Activity in the ACL for unfunded commitments for the six months ended June 30, 2021 and 2020, was as follows:

	June 30,
(Dollars in thousands)	2021	2020
Beginning balance	$4,177	$378
Impact of CECL adoption	—	2,981
Provision (recapture)	(767)	1,643
Ending balance	$3,410	$5,002

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$15,484	$15,484
Buildings and leasehold improvements	64,120	64,113
Furniture and equipment	17,014	16,777
Vehicles	248	216
Construction in progress	581	388
	97,447	96,978
Less accumulated depreciation	(37,460)	(35,826)
Premises and equipment, net	$59,987	$61,152

Depreciation expense was $1.7 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively, and $868,000 and $745,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense is included in net occupancy expense in the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at June 30, 2021 and December 31, 2020 and there were no changes in goodwill during the six months ended June 30, 2021 or the year ended December 31, 2020. During the six months ended June 30, 2021, the Company continued to evaluate potential triggering events, including the economic disruption and uncertainties related to the COVID-19 pandemic and the sustained instability in the oil and gas industry, that could be indicators of impairment. Based on the results of the Company’s evaluation, management does not believe any triggering events occurred that would indicate there was a potential impairment of goodwill or other intangible assets at June 30, 2021.

Other intangibles were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
June 30, 2021
Core deposits	2.8 years	$13,750	$(13,433)	$317
Customer relationships	7.5 years	6,629	(3,314)	3,315
Servicing assets	11.4 years	451	(237)	214
Total other intangible assets, net		$20,830	$(16,984)	$3,846
December 31, 2020
Core deposits	3.2 years	$13,750	$(13,305)	$445
Customer relationships	8.0 years	6,629	(3,093)	3,536
Servicing assets	10.4 years	399	(209)	190
Total other intangible assets, net		$20,778	$(16,607)	$4,171

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	June 30,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$190	$189
Increase from loan sales	53	9
Decrease from serviced loans paid off or foreclosed	(1)	—
Amortization	(28)	(55)
Balance at end of period	$214	$143

NOTE 9: BANK-OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	June 30,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$72,338	$71,881
Net change in cash surrender value	780	828
Balance at end of period	$73,118	$72,709

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Interest-bearing demand accounts	$375,543	$380,175
Money market accounts	1,101,091	1,039,617
Savings accounts	115,823	108,167
Certificates and other time deposits, $100,000 or greater	142,343	152,592
Certificates and other time deposits, less than $100,000	125,202	144,818
Total interest-bearing deposits	1,860,002	1,825,369
Noninterest-bearing deposits	1,556,784	1,476,425
Total deposits	$3,416,786	$3,301,794

At June 30, 2021 and December 31, 2020, the Company had $34.5 million and $29.3 million in deposits from public entities and brokered deposits of $69.9 million and $88.0 million, respectively. At June 30, 2021 and December 31, 2020, overdrafts of $293,000 and $336,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $186,000 and $324,000 at June 30, 2021 and December 31, 2020, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at June 30, 2021 or December 31, 2020 from any single or related groups of depositors. At June 30, 2021, $72.1 million of certificates of deposits or other time deposits were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Frost Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At June 30, 2021, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2021 or 2020. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2021.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at both June 30, 2021 and December 31, 2020. Federal Home Loan Bank advances outstanding totaled $50.0 million at both June 30, 2021 and December 31, 2020, and these borrowings were on a long-term basis. See maturity information below. At December 31, 2020, there was a $10.8 million letter of credit outstanding that was issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letter of credit, the net capacity available under the Federal Home Loan Bank facility was $1.1 billion at June 30, 2021 and $1.0 billion at December 31, 2020.

During the six months ended June 30, 2020, the Company also borrowed under this agreement on a short-term basis but did not during the six months ended June 30, 2021. The average outstanding balance for Federal Home Loan Bank advances for the six months ended June 30, 2021 and 2020 was $50.0 million and $60.4 million, respectively, and the weighted-average interest rate for the same periods was 1.78% and 1.54%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	June 30, 2021
2021	$—
2022	10,000
2023	20,000
2024	20,000
2025	—
Thereafter	—
Total	$50,000

At June 30, 2021 and December 31, 2020, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million. There were no funds under these lines of credit outstanding at June 30, 2021 or December 31, 2020.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $149.2 million and $167.6 million in loans to related parties at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At June 30, 2021 and December 31, 2020, the Company had approximately $44.8 million and $47.3 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $219.5 million and $210.1 million at June 30, 2021 and December 31, 2020, respectively.

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,182	$1,193
Debt securities available for sale - U.S. Treasury securities	11,961	—
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	127,107	93,037
U.S. agency securities:
Callable debentures	3,002	—
Collateralized mortgage obligations	34,589	35,402
Mortgage-backed securities	131,392	107,649
Interest rate swaps	5,064	8,618
Level 3 inputs:
Credit risk participation agreement	17	40
Total fair value of financial assets	$314,314	$245,939
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$5,064	$8,618
Total fair value of financial liabilities	$5,064	$8,618

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

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$9,860	$4,803	$5,057	$10,509	$5,004	$5,505
Commercial real estate	5,705	252	5,453	5,727	323	5,404
Consumer	90	90	—	—	—	—
Other	2,190	536	1,654	1,232	205	1,027
Total	$17,845	$5,681	$12,164	$17,468	$5,532	$11,936

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the six months ended June 30, 2021 or during 2020. There were no outstanding foreclosed assets at June 30, 2021 or December 31, 2020.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	June 30, 2021		December 31, 2020
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$788,409	$788,409	$538,007	$538,007
Level 2 inputs:
Bank-owned life insurance	73,118	73,118	72,338	72,338
Accrued interest receivable	11,509	11,509	13,350	13,350
Servicing asset	214	214	190	190
Level 3 inputs:
Loans, including held for sale, net	2,723,450	2,693,121	2,919,854	2,886,153
Other investments	16,793	16,793	18,652	18,652
Total financial assets	$3,613,493	$3,583,164	$3,562,391	$3,528,690
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,556,784	$1,556,784	$1,476,425	$1,476,425
Level 2 inputs:
Interest-bearing deposits	1,896,430	1,860,002	1,894,558	1,825,369
Federal Home Loan Bank advances	51,222	50,000	51,726	50,000
Accrued interest payable	260	260	398	398
Total financial liabilities	$3,504,696	$3,467,046	$3,423,107	$3,352,192

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2021 and December 31, 2020, management determined there was no such deterioration.

At June 30, 2021 and December 31, 2020, the Company had 22 and 23 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

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

Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
June 30, 2021
Interest rate swaps with customers	Other assets	$99,006	$4,453	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.42
Interest rate swaps with financial institutions	Other assets	36,862	321	3.50%	LIBOR 1M + 2.50%	8.75
Interest rate swaps with customers	Other assets	5,196	290	4.99%	U.S. Prime	6.46
Interest rate swaps with financial institutions	Other liabilities	5,196	(290)	4.99%	U.S. Prime	6.46
Interest rate swaps with financial institutions	Other liabilities	99,006	(4,453)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.42
Interest rate swaps with customers	Other liabilities	36,862	(321)	3.50%	LIBOR 1M + 2.50%	8.75
Credit risk participation agreement with financial institution	Other assets	13,823	17	3.50%	LIBOR 1M + 2.50%	8.75
Total derivatives		$295,951	$17
December 31, 2020
Interest rate swaps with customers	Other assets	$141,241	$8,146	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Interest rate swaps with customers	Other assets	5,250	472	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	5,250	(472)	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	141,241	(8,146)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Credit risk participation agreement with financial institution	Other assets	14,084	40	3.50%	LIBOR 1M + 2.50%	9.24
Total derivatives		$307,066	$40

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

Lease costs for the period shown below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Operating lease cost	$970	$993
Short-term lease cost	9	28
Sublease income	(314)	(63)
Total lease cost	$665	$958

Other information related to operating leases for the periods shown below was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Amortization of lease right-to-use asset	$771	$743
Accretion of lease liabilities	199	249
Cash paid for amounts included in the measurement of lease liabilities	1,055	1,143
Weighted-average discount rate	2.64%	2.70%
Weighted-average remaining lease term in years	10.7	11.3

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	June 30, 2021
2021	$2,021
2022	2,241
2023	2,138
2024	1,798
2025	1,786
Thereafter	8,476
Total undiscounted lease liability	18,460
Less:
Discount on cash flows	(2,870)
Total operating lease liability	$15,590

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, variable interest rate	$625,824	$659,385
Commitments to extend credit, fixed interest rate	66,757	80,346
Total commitments	$692,581	$739,731
Standby letters of credit	$23,022	$26,078

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the six months ended June 30, 2021 and 2020, the Company contributed $1.2 million and $1.2 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At June 30, 2021 and December 31, 2020, the amount payable, including interest, for this deferred plan was approximately $1.7 million and $2.0 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $200,000 and $246,000 at June 30, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $778,000 and $640,000 at June 30, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of June 30, 2021, there were options outstanding to acquire 45,720 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of June 30, 2021, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of June 30, 2021, 279,156 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Six Months Ended June 30,
	2021		2020
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	201,720	$17.22	213,078	$16.92
Granted	—	—	—	—
Exercised	—	—	(2,524)	12.90
Forfeited/expired	—	—	—	—
Outstanding at end of period	201,720	$17.22	210,554	$16.97

A summary of stock options as of the date shown below was as follows:

	June 30, 2021
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	179,721	21,999	201,720
Weighted-average exercise price per share	$16.76	21.00	17.22
Aggregate intrinsic value (in thousands)	$1,896	139	2,035
Weighted-average remaining contractual term (years)	3.9	6.0	4.1

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	40,594	28.55	—	—
Vested	(14,550)	31.71	—	—
Forfeited	(8,656)	27.22	(750)	31.79
Outstanding at June 30, 2020	178,831	$28.04	17,250	$34.57

Outstanding at December 31, 2020	129,667	28.22	2,250	34.40
Granted	33,285	26.32	—	—
Vested	(21,749)	30.71	—	—
Forfeited	(493)	28.80	—	—
Outstanding at June 30, 2021	140,710	$27.39	2,250	$34.40

A summary of restricted stock as of the date shown below was as follows:

	June 30, 2021
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	140,710	2,250
Weighted-average grant date fair value per share	$27.39	$34.40
Aggregate fair value (in thousands)	$3,843	$61
Weighted-average remaining vesting period (years)	1.7	2.3

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Six Months Ended June 30, 2021
Stock options	—	—	—
Non-performance based restricted stock	21,749	(3,091)	18,658
Six Months Ended June 30, 2020
Stock options	2,524	—	2,524
Non-performance based restricted stock	14,550	(1,697)	12,853

For the six months ended June 30, 2021 and 2020, stock compensation expense was $1.1 million and $1.1 million, respectively, and for the three months ended June 30, 2021 and 2020, stock compensation expense was $574,000 and $552,000, respectively. As of June 30, 2021, there was approximately $2.8 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.6 years.

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

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

At June 30, 2021 and December 31, 2020, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 467,035	16.46%	$ 198,581	7.00%	N/A	N/A
Bank Only	$ 438,337	15.45%	$ 198,565	7.00%	$ 184,382	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 467,035	16.46%	$ 241,134	8.50%	N/A	N/A
Bank Only	$ 438,337	15.45%	$ 241,114	8.50%	$ 226,931	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 502,559	17.72%	$ 297,872	10.50%	N/A	N/A
Bank Only	$ 473,858	16.70%	$ 297,847	10.50%	$ 283,664	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 467,035	11.63%	$ 160,747	4.00%	N/A	N/A
Bank Only	$ 438,337	10.91%	$ 160,664	4.00%	$ 200,830	5.00%

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 206,296	7.00%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 206,281	7.00%	$ 191,547	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 250,502	8.50%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 250,484	8.50%	$ 235,750	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 492,328	16.71%	$ 309,444	10.50%	N/A	N/A
Bank Only	$ 458,886	15.57%	$ 309,421	10.50%	$ 294,687	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 455,391	12.00%	$ 151,797	4.00%	N/A	N/A
Bank Only	$ 421,952	11.12%	$ 151,772	4.00%	$ 189,715	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$ 2,692	$ 539	$ 5,177	$ 2,407
Effective tax rate	18.70%	19.95%	19.25%	19.87%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income for common shareholders	$11,703	$2,163	$21,722	$9,704
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,447	24,752	24,477	24,839
Dilutive effect of outstanding stock options and unvested restricted stock awards	124	28	114	46
Diluted weighted-average shares outstanding	24,571	24,780	24,591	24,885
Earnings per share:
Basic	$0.48	$0.09	$0.89	$0.39
Diluted	$0.48	$0.09	$0.88	$0.39

For the six months ended June 30, 2021, the Company excluded the impact of 1,800 shares of unvested restricted stock from diluted weighted-average shares as they were anti-dilutive. For the three and six months ended June 30, 2020, the Company excluded the impact of 80,000 stock options as they were anti-dilutive. The Company also excluded the impact of the performance based restricted stock awards for all periods as they are contingently issuable and the performance conditions for these issuances have not been met.

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of the COVID-19 pandemic (including risks related to its customers’ credit quality, deferrals and modifications to loans);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general, in the financial services industry and within the Company’s primary markets;
●	sustained instability of the oil and gas industry in general and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for Paycheck Protection Program, or PPP, loans and the risk of holding such loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;
●	the failure of certain third-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;

●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by the Financial Crimes Enforcement Network of the U.S. Department of Treasury, or FinCEN, or reviews or the ability to obtain required regulatory approvals;
●	the Company’s ability to meet the requirements of the Agreement with the OCC, and the risk that such Agreement may have a negative impact on the Company’s financial performance and results of operations;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to the COVID-19 pandemic that may impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals; and
●	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Additionally, many of these risks and uncertainties have been elevated by and may continue to be elevated by the COVID-19 pandemic and the sustained instability of the oil and gas industry. Undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

The Company operates through one segment. The Company’s primary source of funds is deposits and its primary use of funds is loans. Most of the Company’s revenue is generated from interest on loans and investments. The Company incurs interest expense on deposits and other borrowed funds as well as noninterest expense, such as salaries and employee benefits and occupancy expenses.

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

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

The COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. As a result of these factors and the impact on the loan portfolio, the Company increased the ACL and provision for credit losses during 2020, which negatively impacted the Company’s net income. As a result of improvements in the national economy and economic forecasts, reduction of the loan portfolio and an improvement in loan quality, the Company reduced the ACL in the second quarter of 2021. The future impact of the COVID-19 pandemic is uncertain but could materially affect the Company’s future financial and operational results. See “Part II—Item 1A.—Risk Factors.”

The risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators, as of the dates indicated below were as follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2020	2020
Risk grades:
Pass	$2,645,811	$2,810,248	$2,835,768	$2,883,026	$2,874,412
Special mention	14,276	10,508	14,088	5,953	3,245
Substandard	80,535	83,032	86,814	89,348	70,110
Gross loans	$2,740,622	$2,903,788	$2,936,670	$2,978,327	$2,947,767
Past due loans:
30 to 59 days past due	$39	$1,377	$1,463	$14,629	$5,329
60 to 89 days past due	—	495	2,074	7,464	—
90 days or greater past due	217	4,019	2,375	5,103	57
Total past due loans	$256	$5,891	$5,912	$27,196	$5,386
Loans individually evaluated:
Accruing troubled debt restructurings	$31,789	$27,709	$32,880	$35,494	$33,781
Non-accrual troubled debt restructurings	18,196	18,913	19,173	10,123	1,019
Total troubled debt restructurings	49,985	46,622	52,053	45,617	34,800
Other non-accrual	2,777	4,595	4,844	5,453	10,149
Other accruing	836	836	746	9,844	2,458
Total loans individually evaluated	$53,598	$52,053	$57,643	$60,914	$47,407
Nonperforming assets:
Nonaccrual loans	$20,973	$23,508	$24,017	$15,576	$11,168
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	20,973	23,508	24,017	15,576	11,168
Foreclosed assets	—	106	—	—	—
Total nonperforming assets	$20,973	$23,614	$24,017	$15,576	$11,168

The table above shows the trend of loan performance indicators over the past five reporting periods. Loan performance indicators reflected worsening loan performance during 2020, primarily as a result of the impact of the COVID-19 pandemic and sustained instability in the oil and gas industry on the Company’s borrowers.  All of the loan performance indicators have shown improvement in the six months ended June 30, 2021. The impact of the COVID-19 pandemic is ongoing and the oil and gas industry is still experiencing instability. If loan performance indicators worsen in the future this could result in the need to increase the ACL through additional provisions for credit losses which would negatively impact net income.

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020 and the first six months of 2021. As of June 30, 2021, the Company had 9 loans subject to such deferral arrangements with total outstanding principal balances of $20.5 million, compared to 16 loans totaling $34.3 million at March 31, 2021 and 689 loans totaling $545.0 million at June 30, 2020.

The Company participated in PPP lending under the CARES Act, which facilitates loans to small businesses. See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Results of Operations

The increase in net income during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, were primarily due to fluctuations in the provision (recapture) for credit losses, partially offset by the decrease in net interest income and an increase in noninterest expense. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Interest income	$32,506	$34,425	$(1,919)	(5.6)%	$67,167	$70,636	$(3,469)	(4.9)%
Interest expense	1,488	2,267	(779)	(34.4)%	3,059	6,258	(3,199)	(51.1)%
Net interest income	31,018	32,158	(1,140)	(3.5)%	64,108	64,378	(270)	(0.4)%
Provision (recapture) for credit losses	(5,083)	9,870	(14,953)	(151.5)%	(4,671)	14,919	(19,590)	(131.3)%
Noninterest income	3,491	2,909	582	20.0%	6,602	7,236	(634)	(8.8)%
Noninterest expense	25,197	22,495	2,702	12.0%	48,482	44,584	3,898	8.7%
Income before income taxes	14,395	2,702	11,693	432.8%	26,899	12,111	14,788	122.1%
Income tax expense	2,692	539	2,153	399.4%	5,177	2,407	2,770	115.1%
Net income	$11,703	$2,163	$9,540	441.1%	$21,722	$9,704	$12,018	123.8%

Net Interest Income for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net interest income decreased $270,000 during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to lower rates on interest-earning assets, partially offset by lower rates on deposits and higher average loans and securities.

The yield on interest-earning assets was 3.62% for the six months ended June 30, 2021, compared to 4.22% for the six months ended June 30, 2020. The cost of interest-bearing liabilities was 0.33% for the six months ended June 30, 2021 and 0.73% for the six months ended June 30, 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.49% for the six months ended June 30, 2021, compared to 3.87% for the six months ended June 30, 2020.

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

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,868,463	$63,958	4.50%	$2,771,355	$66,474	4.82%
Securities	281,196	2,505	1.80%	237,130	2,591	4.20%
Interest-bearing deposits at other financial institutions	573,433	400	0.14%	346,753	1,224	0.71%
Equity investments	15,346	304	3.99%	14,404	347	4.84%
Total interest-earning assets	3,738,438	$67,167	3.62%	3,369,642	$70,636	4.22%
Allowance for credit losses for loans	(40,941)			(28,637)
Noninterest-earning assets	318,520			301,281
Total assets	$4,016,017			$3,642,286
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,821,098	$2,617	0.29%	$1,669,031	$5,788	0.70%
Federal Home Loan Bank advances	50,000	442	1.78%	60,385	461	1.54%
Other interest-bearing liabilities	—	—	—	1,432	9	1.26%
Total interest-bearing liabilities	1,871,098	$3,059	0.33%	1,730,848	$6,258	0.73%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,545,242			1,323,520
Other liabilities	48,503			45,595
Total noninterest-bearing liabilities	1,593,745			1,369,115
Shareholders’ equity	551,174			542,323
Total liabilities and shareholders’ equity	$4,016,017			$3,642,286
Net interest income		$64,108			$64,378
Net interest spread(3)			3.29%			3.49%
Net interest margin(4)			3.46%			3.84%
Net interest margin - tax equivalent(5)			3.49%			3.87%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $621,000 and $496,000 for the six months ended June 30, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Six Months Ended June 30, 2021,
	Compared to Six Months Ended June 30, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(4,478)	$2,328	$(366)	$(2,516)
Securities	(554)	482	(14)	(86)
Interest-bearing deposits at other financial institutions	(1,618)	800	(6)	(824)
Equity investments	(64)	23	(2)	(43)
Total increase (decrease) in interest income	(6,714)	3,633	(388)	(3,469)
Interest-bearing liabilities:
Interest-bearing deposits	(3,669)	529	(31)	(3,171)
Federal Home Loan Bank advances	64	(80)	(3)	(19)
Other interest-bearing liabilities	—	(9)	—	(9)
Total increase (decrease) in interest expense	(3,605)	440	(34)	(3,199)
Increase (decrease) in net interest income	$(3,109)	$3,193	$(354)	$(270)

Net Interest Income for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net interest income decreased $1.1 million during the second quarter of 2021, compared to the second quarter of 2020, primarily due to lower rates on interest-earning assets, lower average loans and higher average interest-bearing deposits, partially offset by lower rates on interest-bearing deposits and higher average securities and other interest-earning assets.

The yield on interest-earning assets was 3.41% for the second quarter of 2021, compared to 3.91% for the second quarter of 2020. The cost of interest-bearing liabilities was 0.32% for the second quarter of 2021 and 0.52% for the second quarter of 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.29% for the second quarter of 2021, compared to 3.68% for the second quarter of 2020.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,835,995	$30,793	4.36%	$2,908,204	$32,857	4.54%
Securities	302,808	1,332	1.76%	240,343	1,228	2.05%
Interest-bearing deposits at other financial institutions	670,508	223	0.13%	378,405	169	0.18%
Equity investments	15,338	158	4.13%	15,147	171	4.54%
Total interest-earning assets	3,824,649	$32,506	3.41%	3,542,099	$34,425	3.91%
Allowance for credit losses for loans	(40,806)			(31,443)
Noninterest-earning assets	317,115			305,821
Total assets	$4,100,958			$3,816,477
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,839,812	$1,267	0.28%	$1,687,991	$2,022	0.48%
Federal Home Loan Bank advances	50,000	221	1.77%	70,769	240	1.36%
Other interest-bearing liabilities	—	—	—	2,101	5	0.96%
Total interest-bearing liabilities	1,889,812	$1,488	0.32%	1,760,861	$2,267	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,611,565			1,462,271
Other liabilities	46,774			49,958
Total noninterest-bearing liabilities	1,658,339			1,512,229
Shareholders’ equity	552,807			543,387
Total liabilities and shareholders’ equity	$4,100,958			$3,816,477
Net interest income		$31,018			$32,158
Net interest spread(3)			3.09%			3.39%
Net interest margin(4)			3.25%			3.65%
Net interest margin - tax equivalent(5)			3.29%			3.68%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $321,000 and $247,000 for the three months ended June 30, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended June 30, 2021,
	Compared to Three Months Ended June 30, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(1,249)	$(815)	$—	$(2,064)
Securities	(214)	318	—	104
Interest-bearing deposits at other financial institutions	(77)	131	—	54
Equity investments	(15)	2	—	(13)
Total decrease in interest income	(1,555)	(364)	—	(1,919)
Interest-bearing liabilities:
Interest-bearing deposits	(936)	181	—	(755)
Federal Home Loan Bank advances	51	(70)	—	(19)
Other interest-bearing liabilities	(5)	—	—	(5)
Total increase (decrease) in interest expense	(890)	111	—	(779)
Decrease in net interest income	$(665)	$(475)	$—	$(1,140)

Provision (Recapture) for Credit Losses

The provision for credit losses was a recapture of credit losses of $4.7 million for the six months ended June 30, 2021, compared to a provision for credit losses of $14.9 million for the six months ended June 30, 2020 and the provision for credit losses was a recapture of credit losses of $5.1 million for the second quarter of 2021, compared to a provision for credit losses of $9.9 million for the second quarter of 2020.

The recapture of credit losses for the three and six months ended June 30, 2021 were primarily the result of certain qualitative factor adjustments made on the ACL. Due to the continued improvements in the national economy, economic forecasts and improved loan quality, the Company adjusted its economic forecasts and certain loan quality factors. A decrease in the Company’s collectively evaluated loan portfolio also resulted in a decrease in the ACL.

The provisions for credit losses for the three and six months ended June 30, 2020 were impacted by the uncertainties associated with the COVID-19 pandemic, instability in the oil and gas industry, resultant economic conditions and the impact on the Company’s loan portfolio.

Noninterest Income

The following table presents components of noninterest income for the second quarters of 2021 and 2020, the six months ended June 30, 2021 and 2020 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Deposit account service charges	$1,167	$1,095	$72	6.6%	$2,360	$2,580	$(220)	(8.5)%
Card interchange fees	1,095	915	180	19.7%	2,071	1,837	234	12.7%
Earnings on bank-owned life insurance	390	412	(22)	(5.3)%	780	828	(48)	(5.8)%
Net gain on sales of assets	366	139	227	163.3%	558	262	296	113.0%
Other	473	348	125	35.9%	833	1,729	(896)	(51.8)%
Total noninterest income	$3,491	$2,909	$582	20.0%	$6,602	$7,236	$(634)	(8.8)%

The decrease in noninterest income of $634,000 during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to swap fee income recognized in the six months ended June 30, 2020 based on the volume of such transactions in that period.

Noninterest income increased $582,000 during the second quarter of 2021, compared to the second quarter of 2020 primarily due to gains on sales of assets and higher card interchange fees during 2021.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Salaries and employee benefits	$14,734	$14,012	$722	5.2%	$28,922	$28,235	$687	2.4%
Occupancy expense	2,597	2,558	39	1.5%	5,118	4,982	136	2.7%
Professional and director fees	2,441	1,541	900	58.4%	4,144	2,693	1,451	53.9%
Data processing and software	1,661	1,292	369	28.6%	3,237	2,514	723	28.8%
Regulatory fees	501	476	25	5.3%	1,057	579	478	82.6%
Advertising, marketing and business development	510	269	241	89.6%	795	633	162	25.6%
Telephone and communications	550	392	158	40.3%	1,013	811	202	24.9%
Security and protection expense	537	351	186	53.0%	927	725	202	27.9%
Amortization of intangibles	186	230	(44)	(19.1)%	377	451	(74)	(16.4)%
Other expenses	1,480	1,374	106	7.7%	2,892	2,961	(69)	(2.3)%
Total noninterest expense	$25,197	$22,495	$2,702	12.0%	$48,482	$44,584	$3,898	8.7%

The increase in noninterest expense of $3.9 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a $1.5 million increase in professional and director fees, a $687,000 increase in salaries and employee benefits, a $723,000 increase in data processing and software and a $478,000 increase in regulatory fees. The increase in professional and director fees in the second quarter of 2021 was due mainly to consulting and legal fees related to BSA/AML compliance matters. Consulting fees associated with BSA/AML compliance matters were $1.5 million for the six months ended June 30, 2021 and $214,000 for the six months ended June 30, 2020. Legal fees related to the BSA/AML compliance matters were $546,000 for the six months ended June 30, 2021 and $592,000 for the six months ended June 30, 2020.

The increase in noninterest expense of $2.7 million for the second quarter of 2021, compared to the second quarter of 2020, was primarily due to a $900,000 increase in professional and director fees, a $722,000 increase in salaries and employee benefits, a $369,000 increase in data processing and software, a $241,000 increase in  advertising, marketing and business development expense and a $186,000 increase in security and protection expense. The increase in professional and director fees in the second quarter of 2021 was mainly related to consulting and legal fees related to

BSA/AML compliance matters. Consulting fees associated with BSA/AML compliance matters were $796,000 for the second quarter of 2021 and $214,000 in the second quarter of 2020. Legal fees related to the BSA/AML compliance matters were $592,000 for the second quarter of 2021 and $290,000 for the second quarter of 2020.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$ 2,692	$ 539	$ 5,177	$ 2,407
Effective tax rate	18.70%	19.95%	19.25%	19.87%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest income and bank-owned life insurance.

Financial Condition

Total assets were $4.1 billion as of June 30, 2021, compared to $3.9 billion as of December 31, 2020. The increase of $117.3 million, or 3.0%, was primarily due to a $250.4 million increase in cash and cash equivalents and a $72.0 million increase in securities, partially offset by a $191.2 million decrease in loans. Total liabilities were $3.5 billion as of June 30, 2021, compared to $3.4 billion as of December 31, 2020, an increase of $107.5 million primarily due to an increase in deposits of $115.0 million. See further analysis in the related discussions that follow.

	June 30,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$2,729,496	$2,924,117	$(194,621)	(6.7)%
Allowance for credit losses	(37,183)	(40,637)	(3,454)	(8.5)%
Loans, net	2,692,313	2,883,480	(191,167)	(6.6)%
Cash and equivalents	788,409	538,007	250,402	46.5%
Securities	309,233	237,281	71,952	30.3%
Premises and equipment, net	59,987	61,152	(1,165)	(1.9)%
Goodwill	80,950	80,950	—	—
Other intangibles	3,846	4,171	(325)	(7.8)%
Loans held for sale	808	2,673	(1,865)	(69.8)%
Operating lease right-to-use asset	12,514	13,285	(771)	(5.8)%
Other assets	118,474	128,218	(9,744)	(7.6)%
Total assets	$4,066,534	$3,949,217	$117,317	3.0%
Liabilities:
Deposits	$3,416,786	$3,301,794	$114,992	3.5%
Federal Home Loan Bank advances	50,000	50,000	—	—
Operating lease liabilities	15,590	16,447	(857)	(5.2)%
Other liabilities	27,931	34,525	(6,594)	(19.1)%
Total liabilities	3,510,307	3,402,766	107,541	3.2%
Shareholders' equity	556,227	546,451	9,776	1.8%
Total liabilities and shareholders' equity	$4,066,534	$3,949,217	$117,317	3.0%

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Commercial and industrial	$658,733	$742,957	$(84,224)	(11.3)%
Real estate:
Commercial real estate	1,060,968	1,041,998	18,970	1.8%
Construction and development	426,007	522,705	(96,698)	(18.5)%
1-4 family residential	211,328	239,872	(28,544)	(11.9)%
Multi-family residential	265,252	258,346	6,906	2.7%
Consumer	31,444	33,884	(2,440)	(7.2)%
Agriculture	8,283	8,670	(387)	(4.5)%
Other	78,607	88,238	(9,631)	(10.9)%
Gross loans	2,740,622	2,936,670	(196,048)	(6.7)%
Less deferred fees and unearned discount	(10,318)	(9,880)	438	4.4%
Less loans held for sale	(808)	(2,673)	(1,865)	69.8%
Loans excluding loans held for sale	2,729,496	2,924,117	(194,621)	(6.7)%
Less allowance for credit losses for loans	(37,183)	(40,637)	(3,454)	(8.5)%
Loans, net	$2,692,313	$2,883,480	$(191,167)	(6.6)%

As of  June 30, 2021, loans excluding loans held for sale were $2.7 billion, a decrease of $194.6 million, or 6.7%, compared to December 31, 2020, primarily due to paydowns during the six months ended June 30, 2021 of $955.1 million, partially offset by originations and line of credit drawdowns of $759.4 million during the same period.

At June 30, 2021, the Company had 1,426 PPP loans totaling $179.1 million, net of deferred loan fees and unearned discounts, and at December 31, 2020, the Company had 1,766 PPP loans totaling $271.2 million, net of deferred loan fees and unearned discounts. The Company recognized a net yield of 4.94% during the six months ended June 30, 2021 on PPP loans, including $4.7 million of origination fee income. During the six months ended June 30, 2021, payments for PPP loans totaled $233.8 million and PPP loans originated totaled $142.7 million.

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

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
June 30, 2021
Commercial and industrial:
Fixed rate	$112,259	$262,268	$4,515	$—	$379,042
Variable rate	179,744	85,706	13,736	505	279,691
	292,003	347,974	18,251	505	658,733
Real estate:
Commercial real estate:
Fixed rate	55,857	438,062	9,464	—	503,383
Variable rate	83,887	300,337	149,851	23,510	557,585
	139,744	738,399	159,315	23,510	1,060,968
Construction and development:
Fixed rate	54,030	64,848	9,690	—	128,568
Variable rate	99,993	179,585	6,396	11,465	297,439
	154,023	244,433	16,086	11,465	426,007
1-4 family residential:
Fixed rate	6,134	34,509	20,659	14,494	75,796
Variable rate	3,231	3,604	13,766	114,931	135,532
	9,365	38,113	34,425	129,425	211,328
Multi-family residential:
Fixed rate	2,218	5,150	178,532	2,793	188,693
Variable rate	45,576	30,983	—	—	76,559
	47,794	36,133	178,532	2,793	265,252
Consumer:
Fixed rate	7,748	9,826	91	—	17,665
Variable rate	11,672	2,107	—	—	13,779
	19,420	11,933	91	—	31,444
Agriculture:
Fixed rate	5,104	827	—	—	5,931
Variable rate	2,306	46	—	—	2,352
	7,410	873	—	—	8,283
Other:
Fixed rate	1,894	2,248	675	—	4,817
Variable rate	20,272	53,518	—	—	73,790
	22,166	55,766	675	—	78,607
Total:
Fixed rate loans	245,244	817,738	223,626	17,287	1,303,895
Variable rate loans	446,681	655,886	183,749	150,411	1,436,727
	$691,925	$1,473,624	$407,375	$167,698	$2,740,622

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$20,973	$24,017
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	20,973	24,017
Foreclosed assets	—	—
Total nonperforming assets	$20,973	$24,017
Total assets	$4,066,534	$3,949,217
Loans excluding loans held for sale	2,729,496	2,924,117
Allowance for credit losses for loans	37,183	40,637
Allowance for credit losses for loans to nonaccrual loans	177.29%	169.20%
Nonperforming loans to loans excluding loans held for sale	0.77%	0.82%
Nonperforming assets to total assets	0.52%	0.61%

Nonperforming assets remain relatively low at $21.0 million, or 0.52% of total assets, at June 30, 2021 and $24.0 million, or 0.61% of total assets, at December 31, 2020. The nonperforming assets decreased $3.0 million during the first six months of 2021 primarily due to repayments.

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the six months ended June 30, 2021 and 2020, which remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Total	5	$6,010	$6,010	$—	$—	$—
June 30, 2020
Commercial and industrial	17	$3,131	$2,899	$—	$—	$232
Real estate:
Commercial real estate	8	9,715	9,715	—	—	—
Construction and development	5	12,564	12,032	—	—	532
1-4 family residential	5	1,629	1,651	—	—	—
Total	35	$27,039	$26,297	$—	$—	$764

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks risk gradings as described below that are used as credit quality indicators.

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
June 30, 2021
Commercial and industrial	$637,020	$3,280	$18,433	$658,733
Real estate:
Commercial real estate	1,010,662	9,472	40,834	1,060,968
Construction and development	413,684	—	12,323	426,007
1-4 family residential	204,519	1,524	5,285	211,328
Multi-family residential	265,252	—	—	265,252
Consumer	31,254	—	190	31,444
Agriculture	8,218	—	65	8,283
Other	75,202	—	3,405	78,607
Gross loans	$2,645,811	$14,276	$80,535	$2,740,622

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Gross loans	$2,835,768	$14,088	$86,814	$2,936,670

During the first six months of 2021, loans with an internal rating of pass decreased $190.0 million primarily due to loan payoffs and payments collected. Loans with an internal rating of special mention increased $188,000 and loans with an internal rating of substandard decreased $6.3 million during the same period, primarily due to loan payoffs and payments collected.

Allowance for Credit Losses

The Company maintains an ACL that represents management’s best estimate of the expected credit losses and risks inherent in the loan portfolio. The amount of the ACLs should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please refer to “Part I—Item 1.—Financial Statements—Note 6.”

The ACL by loan category as of the dates indicated was as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$12,260	33.0%	$13,035	32.1%
Real estate:
Commercial real estate	13,260	35.7%	13,798	34.0%
Construction and development	4,453	12.0%	6,089	15.0%
1-4 family residential	2,172	5.8%	2,578	6.3%
Multi-family residential	2,382	6.4%	2,513	6.2%
Consumer	494	1.3%	440	1.1%
Agriculture	115	0.3%	137	0.3%
Other	2,047	5.5%	2,047	5.0%
Total allowance for credit losses for loans	$37,183	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,729,496		2,924,117
ACL for loans to loans excluding loans held for sale	1.36%		1.39%

The ACL for loans was $37.2 million, or 1.36% of loans excluding loans held for sale, at June 30, 2021, compared to $40.6 million, or 1.39% of loans excluding loans held for sale, at December 31, 2020. The ACL was reduced during the six months ended June 30, 2021 due to improvements in the national economy and economic forecasts, the reduction of the loan portfolio and an improvement in loan quality.

The ACL for unfunded commitments was $3.4 million at June 30, 2021 and $4.2 million at December 31, 2020. Th decrease in the ACL for unfunded commitments was primarily due to the reduction in unfunded commitments from $765.8 million at December 31, 2020 to $715.6 million at June 30, 2021.

Activity in the ACL for loans for the periods indicated was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Beginning balance	$40,637	$25,280
Impact of CECL adoption	—	874
Provision (recapture):
Commercial and industrial	(1,083)	3,169
Real estate:
Commercial real estate	(538)	4,613
Construction and development	(1,636)	2,504
1-4 family residential	(406)	1,256
Multi-family residential	(131)	887
Consumer	(46)	258
Agriculture	(64)	(16)
Other	—	605
Total provision (recapture)	(3,904)	13,276
Net (charge-offs) recoveries:
Commercial and industrial	308	416
Real estate:
Commercial real estate	—	(24)
Construction and development	—	—
1-4 family residential	—	(65)
Multi-family residential	—	—
Consumer	100	(92)
Agriculture	42	12
Other	—	1
Total net (charge-offs) recoveries	450	248
Ending balance	$37,183	$39,678
Total average loans	2,868,463	2,771,355
Annualized net charge-offs (recoveries) to total average loans	(0.03)%	(0.02)%

Annualized net charge-off recoveries to average loans by loan category for the periods shown below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Commercial and industrial	(0.09)%	(0.12)%
Real estate:
Commercial real estate	—	(0.01)%
Construction and development	—	—
1-4 family residential	—	(0.05)%
Multi-family residential	—	—
Consumer	(0.62)%	(0.51)%
Agriculture	(1.00)%	0.27%
Other	—	—

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2021
Debt securities available for sale:
State and municipal securities	$122,667	$4,543	$(103)	$127,107
U.S. Treasury securities	11,882	79	—	11,961
U.S. agency securities:
Callable debentures	3,000	2	—	3,002
Collateralized mortgage obligations	34,740	165	(316)	34,589
Mortgage-backed securities	129,232	2,662	(502)	131,392
Equity securities	1,183	—	(1)	1,182
Total	$302,704	$7,451	$(922)	$309,233
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

As of June 30, 2021, the fair value of the Company’s securities totaled $309.2 million, compared to $237.3 million as of December 31, 2020, an increase of $72.0 million. Amortized cost increased $74.0 million during 2021, primarily as a result of purchases totaling $413.0 million outpacing maturities, sales, calls and paydowns totaling $338.2 million. Net unrealized gains on the securities portfolio were $6.5 million at June 30, 2021, compared to $8.6 million at December 31, 2020. This decrease of $2.1 million was due to a reduction in fair value as a result of market fluctuations.

The Company’s mortgage-backed securities at June 30, 2021 and December 31, 2020, were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 5.4 years with an estimated modified duration of 4.9 years as of June 30, 2021. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
June 30, 2021
Debt securities:
State and municipal securities	2.48%	—	2.71%	2.27%	2.31%
U.S. Treasury securities	—	—	1.13%	—	1.13%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	2.28%	1.10%	1.25%
Mortgage-backed securities	2.74%	3.52%	2.87%	1.87%	1.90%
Equity securities:	1.36%	—	—	—	1.36%
Total securities	1.87%	3.52%	1.90%	1.95%	1.95%

At June 30, 2021 and December 31, 2020, securities with a carrying amount of approximately $27.8 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of June 30, 2021 were $3.4 billion, an increase of $115.0 million, or 3.5%, compared to December 31, 2020. Noninterest-bearing deposits as of June 30, 2021 were $1.6 billion, an increase of $80.4 million, or 5.4%, compared to December 31, 2020. Total interest-bearing account balances as of June 30, 2021 were $1.9 billion, an increase of $34.6 million, or 1.9%, from December 31, 2020, primarily due to increases in noninterest-bearing deposits and money market accounts, partially offset by decreases in certificates and other time deposits.

The components of deposits as of the dates shown below were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020	Increase (Decrease)
Interest-bearing demand accounts	$375,543	$380,175	$(4,632)	(1.2)%
Money market accounts	1,101,091	1,039,617	61,474	5.9%
Savings accounts	115,823	108,167	7,656	7.1%
Certificates and other time deposits, $100,000 or greater	142,343	152,592	(10,249)	(6.7)%
Certificates and other time deposits, less than $100,000	125,202	144,818	(19,616)	(13.5)%
Total interest-bearing deposits	1,860,002	1,825,369	34,633	1.9%
Noninterest-bearing deposits	1,556,784	1,476,425	80,359	5.4%
Total deposits	$3,416,786	$3,301,794	$114,992	3.5%

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	June 30, 2021
Three months or less	$15,716
Over three months through six months	14,426
Over six months through 12 months	8,135
Over 12 months	33,853
Total	$72,130

Securities pledged which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Cash and Equivalents

Cash and equivalents increased $250.4 million during the six months ended June 30, 2021, primarily due to loan payments received and net deposit inflows.

Other Assets

Other assets decreased $9.7 million from December 31, 2020 to June 30, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $3.6 million and a decrease in interest receivable of $1.8 million. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Other Liabilities

Other liabilities decreased $6.6 million from December 31, 2020 to June 30, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $3.6 million. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

At June 30, 2021, the Company had $788.4 million in cash and cash equivalents and $309.2 million of securities, which are considered to be liquid assets, compared to $538.0 million in cash and cash equivalents and $237.3 million of securities at December 31, 2020. This increase in liquid assets of $322.4 million during the first six months of 2021 was primarily due to a $115.0 million increase in deposits and a decrease of $194.6 million in loans excluding loans held for sale.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the six months ended June 30, 2021 were computed on an annualized basis.

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$373,832	0.05%	$363,014	0.10%
Money market accounts	1,051,525	0.27%	868,915	0.42%
Savings accounts	111,830	0.03%	97,982	0.04%
Certificates and other time deposits, $100,000 or greater	147,000	0.49%	192,268	1.27%
Certificates and other time deposits, less than $100,000	136,911	1.13%	181,364	1.50%
Total interest-bearing deposits	1,821,098	0.29%	1,703,543	0.54%
Noninterest-bearing deposits	1,545,242	—	1,404,027	—
Total deposits	$3,366,340	0.16%	$3,107,570	0.30%

The ratio of average noninterest-bearing deposits to average total deposits was 45.9% for the six months ended June 30, 2021 and 45.2% for the year ended December 31, 2020.

In addition to the liquid assets discussed above, the Company had $1.2 billion and $1.1 billion of available funds under various borrowing arrangements at June 30, 2021 and December 31, 2020, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At June 30, 2021, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding	Availability
Federal Home Loan Bank Facility	$1,125,858	$(50,000)	$1,075,858
Frost Facility	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,220,858	$(50,000)	$1,170,858

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	June 30,	December 31,
	2021	2020
Sources of funds:
Deposits:
Interest-bearing	45.4%	45.3%
Noninterest-bearing	38.5%	37.4%
Federal Home Loan Bank advances	1.2%	1.5%
Other interest-bearing liabilities	—%	—%
Other liabilities	1.2%	1.3%
Shareholders’ equity	13.7%	14.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	71.4%	76.2%
Securities	7.0%	6.3%
Interest-bearing deposits at other financial institutions	14.3%	9.7%
Equity securities	0.4%	0.4%
Other noninterest-earning assets	6.9%	7.4%
Total uses	100.0%	100.0%
Average loans to average deposits	85.2%	92.1%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	Less than	1 Year to	Greater
(Dollars in thousands)	1 Year	3 Years	than 3 Years	Total
June 30, 2021
Federal Home Loan Bank advances	$—	$40,000	$10,000	$50,000
Non-cancellable future operating leases	2,021	4,379	12,060	18,460
Certificates of deposit	184,906	61,447	21,192	267,545
Total	$186,927	$105,826	$43,252	$336,005
December 31, 2020
Federal Home Loan Bank advances	$—	$30,000	$20,000	$50,000
Non-cancellable future operating leases	1,968	4,452	13,092	19,512
Certificates of deposit	204,165	74,708	18,537	297,410
Total	$206,133	$109,160	$51,629	$366,922

As of June 30, 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

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

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	Less than	1 Year to	Greater
(Dollars in thousands)	1 Year	3 Years	than 3 Years	Total
June 30, 2021
Commitments to extend credit	$318,673	$340,123	$33,785	$692,581
Standby letters of credit	15,660	7,362	—	23,022
Total	$334,333	$347,485	$33,785	$715,603
December 31, 2020
Commitments to extend credit	$498,238	$177,710	$63,783	$739,731
Standby letters of credit	18,713	7,365	—	26,078
Total	$516,951	$185,075	$63,783	$765,809

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At June 30, 2021 and December 31, 2020, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

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

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	June 30, 2021		December 31, 2020
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	26.6%	23.8%	21.5%	35.7%
+ 200	17.4%	23.4%	14.1%	32.8%
+ 100	7.9%	15.6%	6.5%	21.0%
Base	—%	—%	—%	—%
−100	(1.6)%	(37.4)%	(1.5)%	(37.0)%

The model simulation as of June 30, 2021 indicates that the Company’s projected balance sheet was more asset sensitive in comparison to December 31, 2020. The percent change increases in net interest income compared to December 31, 2020 was primarily due to the decrease of $92.1 million in lower yielding PPP loans. The percent change decrease in the  fair values of equity were primarily due to an increase in interest-bearing deposits held at other financial institutions of $247.5 million and an increase in securities of $72.0 million compared to December 31, 2020. The increase of $80.4 million in noninterest-bearing deposits contributed to the increase in interest-earning assets during 2021, which had the effect of creating a higher economic value of equity. Subsequent rate shocks due to the change in interest rates result in differing percentages given the level of economic equity.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 7.5% of the Company’s loans at June 30, 2021. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR for its interest-rates swaps and loans using LIBOR as an index rate  may span several reporting periods through 2022.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company also evaluates its performance based on certain additional non-GAAP financial measures. The Company classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating, other statistical measures or ratios calculated using exclusively financial measures calculated in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the way the Company calculates non-GAAP financial measures may differ from that of other companies reporting measures with similar names.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	June 30,	December 31,
(Dollars in thousands, except per share data)	2021	2020
Tangible Equity
Total shareholders’ equity	$556,227	$546,451
Adjustments:
Goodwill	80,950	80,950
Other intangibles	3,846	4,171
Tangible equity	$471,431	$461,330
Tangible Assets
Total assets	$4,066,534	$3,949,217
Adjustments:
Goodwill	80,950	80,950
Other intangibles	3,846	4,171
Tangible assets	$3,981,738	$3,864,096
Common shares outstanding	24,450	24,613
Book value per share	$22.75	$22.20
Tangible book value per share	$19.28	$18.74
Total shareholders’ equity to total assets	13.68%	13.84%
Tangible equity to tangible assets	11.84%	11.94%

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures—As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended June 30, 2021 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum
			Shares Purchased	Number of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(3)
April 1, 2021 - April 30, 2021	—	—	—	1,028,530
May 1, 2021 - May 31, 2021	449	$ 29.29	—	1,086,559
June 1, 2021 - June 30, 2021	—	—	—	1,177,669
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2020 Repurchase Program described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above and reflects the additional shares that may be repurchased at the end of the designated period based on the 2020 Repurchase Program.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

CBTX, INC.
(Registrant)

Date: July 28, 2021	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)