Form 10-Q
period 2021-09-30
CBTX, Inc.
filed 2021-10-27
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 25, 2021, there 24,579,599 were shares of the registrant’s common stock outstanding, including 159,961 shares of unvested restricted stock.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$50,642	$46,814
Interest-bearing deposits at other financial institutions	948,143	491,193
Total cash and cash equivalents	998,785	538,007
Securities	359,539	237,281
Equity investments	17,349	18,652
Loans held for sale	327	2,673
Loans, net of allowance for credit losses of $32,208 and $40,637 at September 30, 2021 and December 31, 2020, respectively	2,576,194	2,883,480
Premises and equipment, net of accumulated depreciation of $38,332 and $35,826 at September 30, 2021 and December 31, 2020, respectively	59,235	61,152
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $17,166 and $16,607 at September 30, 2021 and December 31, 2020, respectively	3,702	4,171
Bank-owned life insurance	72,771	72,338
Operating lease right-to-use assets	11,527	13,285
Deferred tax assets, net	9,760	10,700
Other assets	18,980	26,528
Total assets	$4,209,119	$3,949,217

Liabilities:
Noninterest-bearing deposits	$1,628,144	$1,476,425
Interest-bearing deposits	1,903,491	1,825,369
Total deposits	3,531,635	3,301,794
Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	14,556	16,447
Other liabilities	48,335	34,525
Total liabilities	3,644,526	3,402,766
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,263,594 and 25,458,816 shares issued at September 30, 2021 and December 31, 2020, respectively; 24,419,638 and 24,612,828 shares outstanding at September 30, 2021 and December 31, 2020, respectively	253	255
Additional paid-in capital	335,226	339,334
Retained earnings	241,012	214,456
Treasury stock, at cost, 843,956 and 845,988 shares held at September 30, 2021 and December 31, 2020, respectively	(14,334)	(14,369)
Accumulated other comprehensive income, net of tax of $648 and $1,801 at September 30, 2021 and December 31, 2020, respectively	2,436	6,775
Total shareholders’ equity	564,593	546,451
Total liabilities and shareholders’ equity	$4,209,119	$3,949,217

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$30,765	$32,318	$94,723	$98,792
Securities	1,435	1,107	3,940	3,698
Interest-bearing deposits at other financial institutions	340	176	740	1,400
Equity investments	157	162	461	509
Total interest income	32,697	33,763	99,864	104,399
Interest expense:
Deposits	1,227	1,831	3,844	7,619
Federal Home Loan Bank advances	221	221	663	682
Other interest-bearing liabilities	—	3	—	12
Total interest expense	1,448	2,055	4,507	8,313
Net interest income	31,249	31,708	95,357	96,086
Provision (recapture) for credit losses:
Provision (recapture) for credit losses for loans	(5,057)	4,569	(8,961)	17,845
Provision (recapture) for credit losses for unfunded commitments	162	(461)	(605)	1,182
Total provision (recapture) for credit losses	(4,895)	4,108	(9,566)	19,027
Net interest income after provision (recapture) for credit losses	36,144	27,600	104,923	77,059
Noninterest income:
Deposit account service charges	1,352	1,176	3,712	3,756
Card interchange fees	1,048	995	3,119	2,832
Earnings on bank-owned life insurance	2,323	1,187	3,103	2,015
Net gain on sales of assets	360	114	918	376
Other	479	551	1,312	2,280
Total noninterest income	5,562	4,023	12,164	11,259
Noninterest expense:
Salaries and employee benefits	15,000	14,332	43,922	42,567
Occupancy expense	2,660	2,496	7,778	7,478
Professional and director fees	1,567	2,446	5,711	5,139
Data processing and software	1,629	1,525	4,866	4,039
Regulatory fees	478	471	1,535	1,050
Advertising, marketing and business development	493	429	1,288	1,062
Telephone and communications	516	486	1,529	1,297
Security and protection expense	425	299	1,352	1,024
Amortization of intangibles	182	198	559	649
Other expenses	1,422	1,176	4,314	4,137
Total noninterest expense	24,372	23,858	72,854	68,442
Net income before income tax expense	17,334	7,765	44,233	19,876
Income tax expense	2,913	1,344	8,090	3,751
Net income	$14,421	$6,421	$36,143	$16,125
Earnings per common share
Basic	$0.59	$0.26	$1.48	$0.65
Diluted	$0.59	$0.26	$1.47	$0.65

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$14,421	$6,421	$36,143	$16,125

Change in unrealized gains (losses) on securities available for sale arising during the period	(3,446)	(327)	(5,493)	5,010
Reclassification adjustments for net realized gains included in net income	—	—	—	10
Change in related deferred income tax	723	69	1,154	(1,055)
Other comprehensive income (loss), net of tax	(2,723)	(258)	(4,339)	3,965
Total comprehensive income	$11,698	$6,163	$31,804	$20,090

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Nine Months Ended September 30, 2020:
Balance at December 31, 2019	25,837,048	$258	$346,559	$201,080	(857,346)	$(14,562)	$2,386	$535,721
Net income	—	—	—	16,125	—	—	—	16,125
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.30 per share	—	—	—	(7,480)	—	—	—	(7,480)
Stock-based compensation expense	—	—	1,691	—	—	—	—	1,691
Vesting of restricted stock, net of shares withheld for employee tax liabilities	13,050	—	(45)	—	—	—	—	(45)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(10)	—	2,524	43	—	33
Shares repurchased	(282,363)	(2)	(6,042)	—	—	—	—	(6,044)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,965	3,965
Balance at September 30, 2020	25,567,735	$256	$342,153	$206,680	(854,822)	$(14,519)	$6,351	$540,921

Nine Months Ended September 30, 2021:
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451
Net income	—	—	—	36,143	—	—	—	36,143
Dividends on common stock, $0.39 per share	—	—	—	(9,587)	—	—	—	(9,587)
Stock-based compensation expense	—	—	1,813	—	—	—	—	1,813
Vesting of restricted stock, net of shares withheld for employee tax liabilities	18,997	—	(87)	—	—	—	—	(87)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(11)	—	2,032	35	—	24
Shares repurchased	(214,219)	(2)	(5,823)	—	—	—	—	(5,825)
Other comprehensive income, net of tax	—	—	—	—	—	—	(4,339)	(4,339)
Balance at September 30, 2021	25,263,594	$253	$335,226	$241,012	(843,956)	$(14,334)	$2,436	$564,593

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Three Months Ended September 30, 2020:
Balance at June 30, 2020	25,609,456	$256	$342,256	$202,754	(854,822)	$(14,519)	$6,609	$537,356
Net income	—	—	—	6,421	—	—	—	6,421
Dividends on common stock, $0.10 per share	—	—	—	(2,495)	—	—	—	(2,495)
Stock-based compensation expense	—	—	582	—	—	—	—	582
Vesting of restricted stock, net of shares withheld for employee tax liabilities	197	—	(1)	—	—	—	—	(1)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	—	—	—	—	—	—
Shares repurchased	(41,918)	—	(684)	—	—	—	—	(684)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(258)	(258)
Balance at September 30, 2020	25,567,735	$256	$342,153	$206,680	(854,822)	$(14,519)	$6,351	$540,921

Three Months Ended September 30, 2021:
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227
Net income	—	—	—	14,421	—	—	—	14,421
Dividends on common stock, $0.13 per share	—	—	—	(3,194)	—	—	—	(3,194)
Stock-based compensation expense	—	—	698	—	—	—	—	698
Vesting of restricted stock, net of shares withheld for employee tax liabilities	339	—	(3)	—	—	—	—	(3)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(11)	—	2,032	35	—	24
Shares repurchased	(33,130)	—	(857)	—	—	—	—	(857)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,723)	(2,723)
Balance at September 30, 2021	25,263,594	$253	$335,226	$241,012	(843,956)	$(14,334)	$2,436	$564,593

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$36,143	$16,125
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	(9,566)	19,027
Depreciation expense	2,602	2,341
Amortization of intangibles	559	649
Amortization of premiums on securities	1,181	1,357
Amortization of lease right-to-use assets	1,141	1,100
Accretion of lease liabilities	294	352
Earnings on bank-owned life insurance	(3,103)	(2,015)
Stock-based compensation expense	1,813	1,691
Deferred income tax provision	2,094	(4,885)
Net gain on sales of assets	(918)	(376)
Net (earnings) loss on securities	12	(44)
Change in operating assets and liabilities:
Loans held for sale	3,191	14
Other assets	8,061	(11,888)
Other liabilities	11,476	5,137
Total adjustments	18,837	12,460
Net cash provided by operating activities	54,980	28,585
Cash flows from investing activities:
Purchases of securities	(630,233)	(493,825)
Proceeds from sales, calls and maturities of securities	453,260	453,665
Principal repayments of securities	48,029	49,038
Net (increase) decrease in loans	312,736	(325,302)
Net purchases of loan participations	(208)	(775)
Proceeds from sales of Small Business Administration loans	3,719	769
Net return of capital (contributions) to equity investments	1,303	(1,822)
Redemptions of bank-owned life insurance	2,670	1,965
Net purchases of premises and equipment	(710)	(13,223)
Proceeds from sales of repossessed real estate and other assets	112	—
Net cash provided by (used) in investing activities	190,678	(329,510)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	151,719	276,122
Net increase in interest-bearing deposits	78,122	42,154
Net increase in securities sold under agreements to repurchase	—	1,668
Dividends paid on common stock	(8,833)	(7,455)
Payments to tax authorities for stock-based compensation	(87)	(45)
Proceeds from exercise of stock options	24	33
Repurchase of common stock	(5,825)	(6,044)
Net cash provided by financing activities	215,120	306,433
Net increase in cash, cash equivalents and restricted cash	460,778	5,508
Cash, cash equivalents and restricted cash, beginning	538,007	372,064
Cash, cash equivalents and restricted cash, ending	$998,785	$377,572

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2021 and December 31, 2020, consolidated results of operations and consolidated shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and consolidated cash flows for the nine months ended September 30, 2021 and 2020.

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

Share Repurchase Program—During the nine months ended September 30, 2021, 214,219 shares were repurchased under the Company’s share repurchase program at an average price of $27.19 per share. During the nine months ended September 30, 2020, 282,363 shares were repurchased at an average price of $21.41. Shares repurchased during 2021 and 2020 were retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted—Accounting standards update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued if certain criteria are met. LIBOR is used as an index rate for a majority of the Company’s interest-rate swaps and 8.8% of the Company’s loans as of September 30, 2021.

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

Cash Flow Reporting—Historically, the Bank has been required to maintain regulatory reserves with the Federal Reserve Bank of Dallas, or the Federal Reserve Bank. On March 15, 2020, the Board of Governors of the Federal Reserve System announced that it had reduced the required regulatory reserve balance to 0% effective on March 26, 2020 in reaction to the economic dislocation caused by the COVID-19 pandemic. As such, the Bank did not have any reserve requirement balances as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company had $4.0 million and $8.4 million, respectively, in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions. Reserves maintained with the Federal Reserve Bank and cash held as collateral for interest rate swap transactions are considered restricted cash.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for taxes	$4,559	$9,207
Cash paid for interest	4,694	8,661
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset increased (decreased) exchange for lease liabilities	(617)	1,067
Change in liability for dividends accrued	(755)	(25)

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021
Debt securities available for sale:
State and municipal securities	$151,939	$3,566	$(1,485)	$154,020
U.S. Treasury securities	11,885	23	(1)	11,907
U.S. agency securities:
Callable debentures	3,000	9	—	3,009
Collateralized mortgage obligations	41,018	127	(520)	40,625
Mortgage-backed securities	147,433	2,390	(1,026)	148,797
Equity securities	1,187	—	(6)	1,181
Total	$356,462	$6,115	$(3,038)	$359,539
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates shown below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
September 30, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$884	$—	$12,774	$138,281	$151,939
U.S. Treasury securities	—	3,054	8,831	—	11,885
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,367	36,651	41,018
Mortgage-backed securities	—	1,113	2,201	144,119	147,433
Equity securities	1,187	—	—	—	1,187
Total	$2,071	$4,167	$31,173	$319,051	$356,462
Fair value:
Debt securities available for sale:
State and municipal securities	$886	$—	$13,375	$139,759	$154,020
U.S. Treasury securities	—	3,056	8,851	—	11,907
U.S. agency securities:
Callable debentures	—	—	3,009	—	3,009
Collateralized mortgage obligations	—	—	4,456	36,169	40,625
Mortgage-backed securities	—	1,174	2,307	145,316	148,797
Equity securities	1,181	—	—	—	1,181
Total	$2,067	$4,230	$31,998	$321,244	$359,539

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2020
Amortized cost:
Debt securities available for sale:
State and municipal securities	$509	$1,292	$9,154	$77,786	$88,741
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,910	30,175	35,085
Mortgage-backed securities	33	1,485	798	101,370	103,686
Equity securities	1,176	—	—	—	1,176
Total	$1,718	$2,777	$14,862	$209,331	$228,688
Fair value:
Debt securities available for sale:
State and municipal securities	$512	$1,298	$9,540	$81,687	$93,037
U.S. agency securities:
Collateralized mortgage obligations	—	—	5,075	30,327	35,402
Mortgage-backed securities	33	1,565	829	105,222	107,649
Equity securities	1,193	—	—	—	1,193
Total	$1,738	$2,863	$15,444	$217,236	$237,281

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the nine months ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, securities with a carrying amount of $25.0 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company considers qualitative factors in determining if an allowance for credit losses, or ACL, is necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held at September 30, 2021 or December 31, 2020 were impaired due to credit quality. Accordingly no ACL was recorded in the Company’s condensed consolidated balance sheets at September 30, 2021 or during 2020.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company made a policy election to exclude accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible. Accrued interest receivable for securities was $1.0 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 141 and 18 securities at September 30, 2021 and December 31, 2020, respectively, that were in a gross unrealized loss position. Securities with unrealized losses as of the dates shown below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2021
Debt securities available for sale:
State and municipal securities	$70,242	$(1,476)	$254	$(9)
U.S. Treasury securities	3,090	(1)	—	—
U.S. agency securities:
Collateralized mortgage obligations	30,564	(520)	19	—
Mortgage-backed securities	71,929	(1,026)	—	—
Equity securities	1,180	(6)	—	—
	$177,005	$(3,029)	$273	$(9)
December 31, 2020
Debt securities available for sale:
State and municipal securities	$263	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	6,913	(30)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$7,176	$(30)	$—	$—

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, were as follows for the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,961	5,941
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,976	3,299
	$17,349	$18,652

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At September 30, 2021 and December 31, 2020, the Company had $3.7 million and $4.4 million, respectively, in callable outstanding unfunded commitments to these funds.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of September 30, 2021.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2021		December 31, 2020
Commercial and industrial	$596,251	22.8%	$742,957	25.3%
Real estate:
Commercial real estate	1,029,137	39.3%	1,041,998	35.5%
Construction and development	393,541	15.0%	522,705	17.8%
1-4 family residential	204,151	7.8%	239,872	8.2%
Multi-family residential	285,852	10.9%	258,346	8.8%
Consumer	27,930	1.1%	33,884	1.1%
Agriculture	8,780	0.4%	8,670	0.3%
Other	71,915	2.7%	88,238	3.0%
Total gross loans	2,617,557	100.0%	2,936,670	100.0%
Less allowance for credit losses for loans	(32,208)		(40,637)
Less deferred loan fees and unearned discounts	(8,828)		(9,880)
Less loans held for sale	(327)		(2,673)
Loans, net	$2,576,194		$2,883,480

Accrued interest receivable for loans was $9.7 million and $12.1 million at September 30, 2021 and December 31, 2020, respectively, and was included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2021 and 2020, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
September 30, 2021
Commercial and industrial	$—	$1,336
Commercial real estate	—	375
Construction and development	—	22
Other	1,941	—
	$1,941	$1,733
September 30, 2020
Commercial and industrial	—	1,725
Commercial real estate	2,500	—

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the nine months ended September 30, 2021 and 2020, totaled $3.7 million and $769,000, respectively. The Company recognized gains on these sales of $436,000 and $63,000 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates shown below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
September 30, 2021
Commercial and industrial	$2,373	$—	$—	$2,373	$593,878	$596,251	$—
Real estate:
Commercial real estate	—	—	—	—	1,029,137	1,029,137	—
Construction and development	257	143	—	400	393,141	393,541	—
1-4 family residential	25	—	104	129	204,022	204,151	—
Multi-family residential	—	—	—	—	285,852	285,852	—
Consumer	100	—	—	100	27,830	27,930	—
Agriculture	—	—	—	—	8,780	8,780	—
Other	—	—	—	—	71,915	71,915	—
Total gross loans	$2,755	$143	$104	$3,002	$2,614,555	$2,617,557	$—
December 31, 2020
Commercial and industrial	$51	$2,055	$2,269	$4,375	$738,582	$742,957	$—
Real estate:
Commercial real estate	—	—	—	—	1,041,998	1,041,998	—
Construction and development	—	—	—	—	522,705	522,705	—
1-4 family residential	1,357	19	106	1,482	238,390	239,872	—
Multi-family residential	—	—	—	—	258,346	258,346	—
Consumer	5	—	—	5	33,879	33,884	—
Agriculture	50	—	—	50	8,620	8,670	—
Other	—	—	—	—	88,238	88,238	—
Total gross loans	$1,463	$2,074	$2,375	$5,912	$2,930,758	$2,936,670	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$9,773	$12,588
Real estate:
Commercial real estate	10,419	10,665
Construction and development	—	238
1-4 family residential	351	526
Other	42	—
Total nonaccrual loans	$20,585	$24,017

Interest income that would have been earned under the original terms of the nonaccrual loans was $568,000 and $417,000 for the nine months ended September 30, 2021 and 2020, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the nine months ended September 30, 2021 and 2020, that remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—
September 30, 2020
Commercial and industrial	19	$8,019	$6,645	$—	$1,143	$231
Real estate:
Commercial real estate	9	14,459	14,459	—	—	—
Construction and development	4	12,289	12,032	—	—	257
1-4 family residential	5	1,629	1,651	—	—	—
Total	37	$36,396	$34,787	$—	$1,143	$488

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

Troubled debt restructuring during the twelve months ended indicated below with payment defaults were as follows:

	September 30, 2021		September 30, 2020
	Number		Number
(Dollars in thousands)	of Loans	Balance	of Loans	Balance
Commercial and industrial	1	$1,453	3	$1,983
Real estate:
Commercial real estate	—	—	—	—
Construction and development	—	—	4	12,274
1-4 family residential	—	—	1	20
Total	1	$1,453	8	$14,277

At September 30, 2021 and December 31, 2020, the Company had an outstanding commitment to fund $4.6 million and $593,000, respectively, for loans that were previously restructured.

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Total Loans Individually Evaluated
September 30, 2021
Commercial and industrial	$5,669	$7,248	$12,917	$2,525	$745	$16,187
Real estate:
Commercial real estate	7,067	10,361	17,428	58	3,811	21,297
Construction and development	12,303	—	12,303	—	614	12,917
1-4 family residential	3,129	183	3,312	168	—	3,480
Consumer	—	42	42	—	90	132
Other	3,488	—	3,488	—	—	3,488
Total	$31,656	$17,834	$49,490	$2,751	$5,260	$57,501
December 31, 2020
Commercial and industrial	$2,594	$8,228	$10,822	$4,360	$746	$15,928
Real estate:
Commercial real estate	8,103	10,601	18,704	64	—	18,768
Construction and development	12,648	238	12,886	—	—	12,886
1-4 family residential	1,684	106	1,790	420	—	2,210
Other	7,851	—	7,851	—	—	7,851
Total	$32,880	$19,173	$52,053	$4,844	$746	$57,643

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

At September 30, 2021 and December 31, 2020, the ratio of the ACL for loans to loans excluding loans held for sale was 1.23% and 1.39%, respectively. The decrease in the ACL from December 31, 2020 to September 30, 2021 was primarily due to continued improvements in the national and local economies and related economic forecasts, the reduction in the loan portfolio and an improvement in loan quality. The improvements in the national and local economic forecasts are a result from the continued recovery from the earlier impacts of the COVID-19 pandemic. The total of the Company’s qualitative and quantitative factors ranged from 0.75% to 2.34% and 0.92% to 2.48% at September 30, 2021 and December 31, 2020, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at September 30, 2021, reflects the Company’s assessment based on the information available at that time.

Loans by risk grades, loan class and vintage, at September 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$207,715	$66,115	$67,006	$24,092	$9,138	$6,937	$187,949	$5,777	$574,729
Special mention	—	—	—	19	—	—	3,210	—	3,229
Substandard	—	999	2,025	7,237	—	426	1,723	5,883	18,293
Total commercial and industrial	207,715	67,114	69,031	31,348	9,138	7,363	192,882	11,660	596,251
Commercial real estate:
Pass	118,305	233,693	236,230	168,788	89,847	94,905	35,661	4,450	981,879
Special mention	—	—	869	—	—	93	—	—	962
Substandard	—	3,133	13,170	14,706	347	3,940	—	11,000	46,296
Total commercial real estate	118,305	236,826	250,269	183,494	90,194	98,938	35,661	15,450	1,029,137
Construction and development:
Pass	108,522	105,634	75,264	13,422	18,618	186	58,508	—	380,154
Special mention	—	470	—	—	—	—	—	—	470
Substandard	—	472	—	1,500	10,207	738	—	—	12,917
Total construction and development	108,522	106,576	75,264	14,922	28,825	924	58,508	—	393,541
1-4 family residential:
Pass	26,577	22,957	25,567	34,706	22,906	59,891	5,711	627	198,942
Special mention	—	—	—	—	—	—	—	—	—
Substandard	107	1,548	520	907	131	492	—	1,504	5,209
Total 1-4 family residential	26,684	24,505	26,087	35,613	23,037	60,383	5,711	2,131	204,151
Multi-family residential:
Pass	12,153	20,407	6,525	61,818	9,853	167,914	7,182	—	285,852
Total multi-family residential	12,153	20,407	6,525	61,818	9,853	167,914	7,182	—	285,852
Consumer:
Pass	5,678	4,463	1,442	1,183	341	33	14,102	457	27,699
Substandard	—	41	—	—	—	—	190	—	231
Total consumer	5,678	4,504	1,442	1,183	341	33	14,292	457	27,930
Agriculture:
Pass	3,808	555	48	72	65	12	3,966	190	8,716
Substandard	—	—	—	—	—	20	44	—	64
Total agriculture	3,808	555	48	72	65	32	4,010	190	8,780
Other:
Pass	14,746	4,887	1,193	1,724	11	1,209	44,608	46	68,424
Substandard	—	918	—	—	—	1,204	1,369	—	3,491
Total other	14,746	5,805	1,193	1,724	11	2,413	45,977	46	71,915
Total
Pass	497,504	458,711	413,275	305,805	150,779	331,087	357,687	11,547	2,526,395
Special mention	—	470	869	19	—	93	3,210	—	4,661
Substandard	107	7,111	15,715	24,350	10,685	6,820	3,326	18,387	86,501
Total gross loans	$497,611	$466,292	$429,859	$330,174	$161,464	$338,000	$364,223	$29,934	$2,617,557

Loans by risk grades, loan class and vintage, at December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$349,697	$81,131	$46,973	$13,161	$8,349	$3,432	$214,160	$3,562	$720,465
Special mention	—	—	33	—	—	—	3,371	—	3,404
Substandard	1,001	2,633	6,177	15	20	2,021	779	6,442	19,088
Total commercial and industrial	350,698	83,764	53,183	13,176	8,369	5,453	218,310	10,004	742,957
Commercial real estate:
Pass	262,072	210,954	196,630	138,424	68,468	84,453	30,020	9,482	1,000,503
Special mention	—	1,224	—	—	—	1,390	—	4,905	7,519
Substandard	—	11,532	9,599	476	1,059	1,985	9,325	—	33,976
Total commercial real estate	262,072	223,710	206,229	138,900	69,527	87,828	39,345	14,387	1,041,998
Construction and development:
Pass	165,894	163,658	92,455	20,146	6,707	273	53,800	—	502,933
Substandard	—	238	8,386	10,532	—	616	—	—	19,772
Total construction and development	165,894	163,896	100,841	30,678	6,707	889	53,800	—	522,705
1-4 family residential:
Pass	27,002	30,978	48,561	34,970	24,386	57,122	7,004	631	230,654
Special mention	1,548	—	—	—	1,617	—	—	—	3,165
Substandard	—	534	1,211	1,571	15	1,215	—	1,507	6,053
Total 1-4 family residential	28,550	31,512	49,772	36,541	26,018	58,337	7,004	2,138	239,872
Multi-family residential:
Pass	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Total multi-family residential	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Consumer:
Pass	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Total consumer	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Agriculture:
Pass	3,937	105	338	86	16	—	4,108	7	8,597
Substandard	—	—	—	—	—	23	50	—	73
Total agriculture	3,937	105	338	86	16	23	4,158	7	8,670
Other:
Pass	14,624	3,239	3,562	24	84	1,250	57,603	—	80,386
Substandard	1,211	—	—	—	1,232	—	5,409	—	7,852
Total other	15,835	3,239	3,562	24	1,316	1,250	63,012	—	88,238
Total
Pass	852,986	496,257	427,345	219,341	110,309	331,092	384,354	14,084	2,835,768
Special mention	1,548	1,224	33	—	1,617	1,390	3,371	4,905	14,088
Substandard	2,212	14,937	25,373	12,594	2,326	5,860	15,563	7,949	86,814
Total gross loans	$856,746	$512,418	$452,751	$231,935	$114,252	$338,342	$403,288	$26,938	$2,936,670

Loans by risk grades and loan class as of the dates shown below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2021
Commercial and industrial	$574,729	$3,229	$18,293	$596,251
Real estate:
Commercial real estate	981,879	962	46,296	1,029,137
Construction and development	380,154	470	12,917	393,541
1-4 family residential	198,942	—	5,209	204,151
Multi-family residential	285,852	—	—	285,852
Consumer	27,699	—	231	27,930
Agriculture	8,716	—	64	8,780
Other	68,424	—	3,491	71,915
Total gross loans	$2,526,395	$4,661	$86,501	$2,617,557
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total gross loans	$2,835,768	$14,088	$86,814	$2,936,670

Loans individually evaluated and collectively evaluated as of the dates shown below were as follows:

	September 30, 2021			December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$16,187	$580,064	$596,251	$15,928	$727,029	$742,957
Real estate:
Commercial real estate	21,297	1,007,840	1,029,137	18,768	1,023,230	1,041,998
Construction and development	12,917	380,624	393,541	12,886	509,819	522,705
1-4 family residential	3,480	200,671	204,151	2,210	237,662	239,872
Multi-family residential	—	285,852	285,852	—	258,346	258,346
Consumer	132	27,798	27,930	—	33,884	33,884
Agriculture	—	8,780	8,780	—	8,670	8,670
Other	3,488	68,427	71,915	7,851	80,387	88,238
Total gross loans	$57,501	$2,560,056	$2,617,557	$57,643	$2,879,027	$2,936,670

Nonaccrual loans are included in individually evaluated loans and $13.3 million and $11.2 million of nonaccrual loans had no related ACL at September 30, 2021 and December 31, 2020, respectively.

The Company had collateral dependent loans totaling $1.6 million pending foreclosure at September 30, 2021.

Activity in the ACL for loans, segregated by loan class for the nine months ended September 30, 2021 and 2020, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
September 30, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	(2,028)	(2,054)	(2,755)	(875)	(357)	(85)	(75)	(732)	(8,961)
Charge-offs	(495)	—	—	(3)	—	(13)	—	—	(511)
Recoveries	889	—	—	—	—	107	47	—	1,043
Net recoveries	394	—	—	(3)	—	94	47	—	532
Ending balance	$11,401	$11,744	$3,334	$1,700	$2,156	$449	$109	$1,315	$32,208
Period-end amount allocated to:
Specific reserve	$4,343	$670	$—	$—	$—	$131	$—	$—	$5,144
General reserve	7,058	11,074	3,334	1,700	2,156	318	109	1,315	27,064
Total	$11,401	$11,744	$3,334	$1,700	$2,156	$449	$109	$1,315	$32,208
September 30, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision (recapture)	4,439	5,069	1,788	959	1,124	243	14	4,209	17,845
Charge-offs	(274)	(163)	—	(71)	—	(107)	—	—	(615)
Recoveries	659	4	—	1	—	8	12	1	685
Net (charge-offs) recoveries	385	(159)	—	(70)	—	(99)	12	1	70
Ending balance	$13,347	$12,745	$6,334	$2,871	$3,117	$507	$164	$4,984	$44,069
Period-end amount allocated to:
Specific reserve	$4,111	$—	$—	$—	$—	$—	$—	$3,952	$8,063
General reserve	9,236	12,745	6,334	2,871	3,117	507	164	1,032	36,006
Total	$13,347	$12,745	$6,334	$2,871	$3,117	$507	$164	$4,984	$44,069

The ACL for loans by loan class as of the periods indicated was as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$11,401	35.4%	$13,035	32.1%
Real estate:
Commercial real estate	11,744	36.5%	13,798	34.0%
Construction and development	3,334	10.3%	6,089	15.0%
1-4 family residential	1,700	5.3%	2,578	6.3%
Multi-family residential	2,156	6.7%	2,513	6.2%
Consumer	449	1.4%	440	1.1%
Agriculture	109	0.3%	137	0.3%
Other	1,315	4.1%	2,047	5.0%
Total allowance for credit losses for loans	$32,208	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,608,402		2,924,117
ACL for loans to loans excluding loans held for sale	1.23%		1.39%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Charge-offs and recoveries by loan class and vintage for the nine months ended September 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(260)	$—	$—	$—	$(44)	$(495)
Recovery	—	—	5	39	43	762	—	40	889
Total commercial and industrial	—	—	(186)	(221)	43	762	—	(4)	394
1-4 family residential:
Charge-off	—	—	—	—	—	(3)	—	—	(3)
Recovery	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	—	—	—	—	—	(3)	—	—	(3)
Consumer:
Charge-off	(10)	—	(3)	—	—	—	—	—	(13)
Recovery	4	—	4	—	—	99	—	—	107
Total consumer	(6)	—	1	—	—	99	—	—	94
Agriculture:
Recovery	—	—	—	—	—	47	—	—	47
Total agriculture	—	—	—	—	—	47	—	—	47
Total:
Charge-off	(10)	—	(194)	(260)	—	(3)	—	(44)	(511)
Recovery	4	—	9	39	43	908	—	40	1,043
Total	$(6)	$—	$(185)	$(221)	$43	$905	$—	$(4)	$532

Charge-offs and recoveries by loan class and vintage for the nine months ended September 30, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$(38)	$(57)	$(35)	$(42)	$—	$(102)	$—	$(274)
Recovery	—	3	158	41	25	227	177	28	659
Total commercial and industrial	—	(35)	101	6	(17)	227	75	28	385
Commercial real estate:
Charge-off	—	—	—	—	—	(163)	—	—	(163)
Recovery	—	—	2	—	—	2	—	—	4
Total commercial real estate	—	—	2	—	—	(161)	—	—	(159)
1-4 family residential:
Charge-off	—	(65)	—	—	—	(6)	—	—	(71)
Recovery	—	—	—	—	—	1	—	—	1
Total 1-4 family residential	—	(65)	—	—	—	(5)	—	—	(70)
Consumer:
Charge-off	—	(4)	(8)	(95)	—	—	—	—	(107)
Recovery	6	1	—	—	—	1	—	—	8
Total consumer	6	(3)	(8)	(95)	—	1	—	—	(99)
Agriculture:
Recovery	—	—	—	—	12	—	—	—	12
Total agriculture	—	—	—	—	12	—	—	—	12
Other:
Recovery	—	—	—	1	—	—	—	—	1
Total other	—	—	—	1	—	—	—	—	1
Total:
Charge-off	—	(107)	(65)	(130)	(42)	(169)	(102)	—	(615)
Recovery	6	4	160	42	37	231	177	28	685
Total	$6	$(103)	$95	$(88)	$(5)	$62	$75	$28	$70

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

Activity in the ACL for unfunded commitments for the nine months ended September 30, 2021 and 2020, was as follows:

	September 30,
(Dollars in thousands)	2021	2020
Beginning balance	$4,177	$378
Impact of CECL adoption	—	2,981
Provision (recapture)	(605)	1,182
Ending balance	$3,572	$4,541

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$15,484	$15,484
Buildings and leasehold improvements	64,120	64,113
Furniture and equipment	17,079	16,777
Vehicles	248	216
Construction in progress	636	388
	97,567	96,978
Less accumulated depreciation	(38,332)	(35,826)
Premises and equipment, net	$59,235	$61,152

Depreciation expense was $2.6 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively, and $871,000 and $821,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense is included in net occupancy expense in the Company’s condensed consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at September 30, 2021 and December 31, 2020 and there were no changes in goodwill during the nine months ended September 30, 2021 or the year ended December 31, 2020. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at September 30, 2021 or December 31, 2020.

Other intangibles were as follows as of the dates shown below:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
September 30, 2021
Core deposits	2.6 years	$13,750	$(13,489)	$261
Customer relationships	7.3 years	6,629	(3,424)	3,205
Servicing assets	11.4 years	489	(253)	236
Total other intangible assets, net		$20,868	$(17,166)	$3,702
December 31, 2020
Core deposits	3.2 years	$13,750	$(13,305)	$445
Customer relationships	8.0 years	6,629	(3,093)	3,536
Servicing assets	10.4 years	399	(209)	190
Total other intangible assets, net		$20,778	$(16,607)	$4,171

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	September 30,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$190	$189
Increase from loan sales	92	14
Decrease from serviced loans paid off or foreclosed	(2)	—
Amortization	(44)	(64)
Balance at end of period	$236	$139

NOTE 9: BANK-OWNED LIFE INSURANCE

During the nine months ended September 30, 2021, the Company received proceeds in the amount of $2.7 million as the owner and beneficiary under a bank-owned insurance policy as the result of claims submitted on a covered individual and the Company recorded a gain of $1.9 million. During the nine months ended September 30, 2020, the Company received proceeds in the amount of $2.0 million as the owner and beneficiary under a bank-owned insurance policy as the result of claims submitted on a covered individual and the Company recorded a gain of $769,000.

Bank-owned life insurance policies and the net change in cash surrender value during the periods shown below were as follows:

	September 30,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$72,338	$71,881
Redemptions	(2,670)	(1,965)
Net change in cash surrender value	3,103	2,015
Balance at end of period	$72,771	$71,931

NOTE 10: DEPOSITS

Deposits as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Interest-bearing demand accounts	$386,196	$380,175
Money market accounts	1,139,167	1,039,617
Savings accounts	118,794	108,167
Certificates and other time deposits, $100,000 or greater	140,740	152,592
Certificates and other time deposits, less than $100,000	118,594	144,818
Total interest-bearing deposits	1,903,491	1,825,369
Noninterest-bearing deposits	1,628,144	1,476,425
Total deposits	$3,531,635	$3,301,794

At September 30, 2021 and December 31, 2020, the Company had $33.1 million and $29.3 million in deposits from public entities and brokered deposits of $64.8 million and $88.0 million, respectively. At September 30, 2021 and December 31, 2020, overdrafts of $697,000 and $336,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $138,000 and $324,000 at September 30, 2021 and December 31, 2020, respectively, and was included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at September 30, 2021 or December 31, 2020 from any single or related groups of depositors. At September 30, 2021, $70.7 million of certificates of deposits or other time deposits were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At September 30, 2021, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2021 or 2020. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2019, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly over 24 months beginning December 13, 2019, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2026.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2021.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.0 billion at September 30, 2021 and $1.1 billion at December 31, 2020. Federal Home Loan Bank advances outstanding totaled $50.0 million at both September 30, 2021 and December 31, 2020, and these borrowings were on a long-term basis. See maturity information below. At September 30, 2021 and December 31, 2020, there were $26.0 million and $10.8 million letters of credit outstanding, respectively, that were issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letter of credit, the net capacity available under the Federal Home Loan Bank facility was $941.6 million at September 30, 2021 and $1.0 billion at December 31, 2020.

During the nine months ended September 30, 2020, the Company also borrowed under this agreement on a short-term basis but did not during the nine months ended September 30, 2021. The average outstanding balance for Federal Home Loan Bank advances for the nine months ended September 30, 2021 and 2020 was $50.0 million and $56.9 million, respectively, and the weighted-average interest rate for the same periods was 1.77% and 1.60%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date shown below were as follows:

(Dollars in thousands)	September 30, 2021
2021	$—
2022	10,000
2023	20,000
2024	20,000
2025	—
Thereafter	—
Total	$50,000

At September 30, 2021 and December 31, 2020, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million. There were no funds under these lines of credit outstanding at September 30, 2021 or December 31, 2020.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $139.1 million and $167.6 million in loans to related parties at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At September 30, 2021 and December 31, 2020, the Company had approximately $55.4 million and $47.3 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $250.8 million and $210.1 million at September 30, 2021 and December 31, 2020, respectively.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Equity Securities—Equity securities are recorded at fair value and the fair value measurements are based on observable data obtained from a third-party pricing service. The Company reviews the prices supplied by the service against publicly available information. The equity securities are mutual funds publicly traded on the National Association of Securities Dealers Automated Quotations and the fair value is determined by using unadjusted quoted market prices which are considered Level 1 inputs.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,181	$1,193
Debt securities available for sale - U.S. Treasury securities	11,907	—
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	154,020	93,037
U.S. agency securities:
Callable debentures	3,009	—
Collateralized mortgage obligations	40,625	35,402
Mortgage-backed securities	148,797	107,649
Interest rate swaps	4,745	8,618
Level 3 inputs:
Credit risk participation agreement	14	40
Total fair value of financial assets	$364,298	$245,939
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$4,745	$8,618
Total fair value of financial liabilities	$4,745	$8,618

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

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$9,273	$4,343	$4,930	$10,509	$5,004	$5,505
Commercial real estate	2,702	670	2,032	5,727	323	5,404
Consumer	131	131	—	—	—	—
Other	—	—	—	1,232	205	1,027
Total	$12,106	$5,144	$6,962	$17,468	$5,532	$11,936

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the nine months ended September 30, 2021 or during 2020. There were no outstanding foreclosed assets at September 30, 2021 or December 31, 2020.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates shown below were as follows:

	September 30, 2021		December 31, 2020
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$998,785	$998,785	$538,007	$538,007
Level 2 inputs:
Bank-owned life insurance	72,771	72,771	72,338	72,338
Accrued interest receivable	10,910	10,910	13,350	13,350
Servicing asset	236	236	190	190
Level 3 inputs:
Loans, including held for sale, net	2,599,598	2,576,521	2,919,854	2,886,153
Other investments	17,349	17,349	18,652	18,652
Total financial assets	$3,699,649	$3,676,572	$3,562,391	$3,528,690
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,628,144	$1,628,144	$1,476,425	$1,476,425
Level 2 inputs:
Interest-bearing deposits	1,927,037	1,903,491	1,894,558	1,825,369
Federal Home Loan Bank advances	51,063	50,000	51,726	50,000
Accrued interest payable	211	211	398	398
Total financial liabilities	$3,606,455	$3,581,846	$3,423,107	$3,352,192

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2021 and December 31, 2020, management determined there was no such deterioration.

At September 30, 2021 and December 31, 2020, the Company had 22 and 23 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

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

Derivative instruments outstanding as of the dates shown below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
September 30, 2021
Interest rate swaps with customers	Other assets	$98,278	3,927	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.17
Interest rate swaps with financial institutions	Other assets	36,515	562	3.50%	LIBOR 1M + 2.50%	8.49
Interest rate swaps with customers	Other assets	5,168	256	4.99%	U.S. Prime	6.21
Interest rate swaps with financial institutions	Other liabilities	5,168	(256)	4.99%	U.S. Prime	6.21
Interest rate swaps with financial institutions	Other liabilities	98,278	(3,927)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	4.17
Interest rate swaps with customers	Other liabilities	36,515	(562)	3.50%	LIBOR 1M + 2.50%	8.49
Credit risk participation agreement with financial institution	Other assets	13,693	14	3.50%	LIBOR 1M + 2.50%	8.49
Total derivatives		$293,615	$14
December 31, 2020
Interest rate swaps with customers	Other assets	$141,241	$8,146	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Interest rate swaps with customers	Other assets	5,250	472	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	5,250	(472)	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	141,241	(8,146)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Credit risk participation agreement with financial institution	Other assets	14,084	40	3.50%	LIBOR 1M + 2.50%	9.24
Total derivatives		$307,066	$40

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

During the three months ended September 30, 2021, the operating lease asset decreased $617,000 in exchange for a reduction in operating lease liabilities related to an early termination of a lease at the request of the lessor.

Lease costs for the period shown below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Operating lease cost	$1,436	$1,458
Short-term lease cost	13	30
Sublease income	(472)	(221)
Total lease cost	$977	$1,267

Other information related to operating leases for the periods shown below was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Amortization of lease right-to-use asset	$1,141	$1,100
Accretion of lease liabilities	294	352
Cash paid for amounts included in the measurement of lease liabilities	1,566	1,605
Weighted-average remaining lease term in years	10.7	11.2
Weighted-average discount rate	2.63%	2.70%

A maturity analysis of operating lease liabilities as of the date shown below was as follows:

(Dollars in thousands)	September 30, 2021
1 year or less	$1,786
Over 1 year through 2 years	1,978
Over 2 years through 3 years	1,884
Over 3 years through 4 years	1,804
Over 4 years through 5 years	1,770
Thereafter	8,079
Total undiscounted lease liability	17,301
Less:
Discount on cash flows	(2,745)
Total operating lease liability	$14,556

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

Commitments to extend credit and standby letters of credit as of the dates shown below were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, variable interest rate	$707,276	$659,385
Commitments to extend credit, fixed interest rate	65,193	80,346
Total commitments	$772,469	$739,731
Standby letters of credit	$19,234	$26,078

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

Litigation

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Company, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. Refer to Note 19: Regulatory Matters for information regarding an investigation of the Bank by the Financial Crimes Enforcement Network of the U.S. Department of Treasury, or FinCEN.

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the nine months ended September 30, 2021 and 2020, the Company contributed $1.7 million and $1.6 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At September 30, 2021 and December 31, 2020, the amount payable, including interest, for this deferred plan was approximately $1.7 million and $2.0 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $177,000 and $246,000 at September 30, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $839,000 and $640,000 at September 30, 2021 and December 31, 2020, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of September 30, 2021, there were options outstanding to acquire 43,688 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of September 30, 2021, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of September 30, 2021, 261,816 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods shown below was as follows:

	Nine Months Ended September 30,
	2021		2020
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	201,720	$17.22	213,078	$16.92
Granted	—	—	—	—
Exercised	(2,032)	11.32	(2,524)	12.90
Forfeited/expired	—	—	—	—
Outstanding at end of period	199,688	$17.28	210,554	$16.97

A summary of stock options as of the date shown below was as follows:

	September 30, 2021
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	183,689	15,999	199,688
Weighted-average exercise price per share	$16.96	21.00	17.28
Aggregate intrinsic value (in thousands)	$1,731	86	1,817
Weighted-average remaining contractual term (years)	3.7	5.8	3.9

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

Restricted stock activity for the periods shown below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	41,594	28.24	—	—
Vested	(14,811)	31.68	—	—
Forfeited	(9,432)	27.40	(750)	31.79
Outstanding at September 30, 2020	178,794	$27.96	17,250	$34.57

Outstanding at December 31, 2020	129,667	28.22	2,250	34.40
Granted	51,665	26.31	—	—
Vested	(22,210)	30.57	—	—
Forfeited	(1,411)	28.82	—	—
Outstanding at September 30, 2021	157,711	$27.26	2,250	$34.40

A summary of restricted stock as of the date shown below was as follows:

	September 30, 2021
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	157,711	2,250
Weighted-average grant date fair value per share	$27.26	$34.40
Aggregate fair value (in thousands)	$4,160	$59
Weighted-average remaining vesting period (years)	1.4	2.0

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods shown below, the shares of stock subject to options exercised, restricted stock vested, shares withheld, and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Nine Months Ended September 30, 2021
Stock options	2,032	—	2,032
Non-performance based restricted stock	22,210	(3,213)	18,997
Nine Months Ended September 30, 2020
Stock options	2,524	—	2,524
Non-performance based restricted stock	14,811	(1,761)	13,050

For the nine months ended September 30, 2021 and 2020, stock compensation expense was $1.8 million and $1.7 million, respectively, and for the three months ended September 30, 2021 and 2020, stock compensation expense was $698,000 and $582,000, respectively. As of September 30, 2021, there was approximately $2.4 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.3 years.

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

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of September 30, 2021 and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject.

On June 18, 2020, the Bank and the OCC entered into a formal agreement, or the Formal Agreement, with regard to Bank Secrecy Act, or BSA, and anti-money laundering, or AML, compliance matters. On September 7, 2021, the OCC terminated the Formal Agreement, dated June 18, 2020 between the Bank and the OCC relating to the Bank’s BSA/AML compliance program. Although the OCC terminated the Formal Agreement, the Bank may still incur a civil money penalty from the OCC. In addition, the Bank remains the subject of an investigation by FinCEN and is cooperating with this investigation. The Bank has incurred material fees and expenses regarding this matter and may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation. The Bank is in discussions with FinCEN to explore a potential resolution of its investigation which could include a civil monetary penalty against the Bank. As of the date hereof, the Company cannot reasonably estimate a single amount of loss associated with any potential resolution with FinCEN or the OCC; however, the Company estimates the potential range of a civil money penalty from FinCEN to be between zero and $10 million. Accordingly, the Company has not accrued a loss contingency within the condensed consolidated financial statements as of September 30, 2021. The terms of the resolution and/or the amount of a civil money penalty that FinCEN and/or the OCC could assess against the Bank are uncertain and the minimum amount in the range is not necessarily the amount of loss that will be ultimately incurred. The amount of any civil money penalty may have a material adverse impact on the Company and its financial condition and results of operations.

At September 30, 2021 and December 31, 2020, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

Updat
			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 478,233	16.87%	$ 198,431	7.00%	N/A	N/A
Bank Only	$ 450,008	15.88%	$ 198,415	7.00%	$ 184,243	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 478,233	16.87%	$ 240,952	8.50%	N/A	N/A
Bank Only	$ 450,008	15.88%	$ 240,933	8.50%	$ 226,760	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 513,671	18.12%	$ 297,646	10.50%	N/A	N/A
Bank Only	$ 485,444	17.13%	$ 297,623	10.50%	$ 283,451	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 478,233	11.69%	$ 163,641	4.00%	N/A	N/A
Bank Only	$ 450,008	11.01%	$ 163,557	4.00%	$ 204,447	5.00%

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 206,296	7.00%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 206,281	7.00%	$ 191,547	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 250,502	8.50%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 250,484	8.50%	$ 235,750	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 492,328	16.71%	$ 309,444	10.50%	N/A	N/A
Bank Only	$ 458,886	15.57%	$ 309,421	10.50%	$ 294,687	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 455,391	12.00%	$ 151,797	4.00%	N/A	N/A
Bank Only	$ 421,952	11.12%	$ 151,772	4.00%	$ 189,715	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$ 2,913	$ 1,344	$ 8,090	$ 3,751
Effective tax rate	16.81%	17.31%	18.29%	18.87%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods shown below was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income for common shareholders	$14,421	$6,421	$36,143	$16,125
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,432	24,748	24,462	24,808
Dilutive effect of outstanding stock options and unvested restricted stock awards	112	22	110	39
Diluted weighted-average shares outstanding	24,544	24,770	24,572	24,847
Earnings per share:
Basic	$0.59	$0.26	$1.48	$0.65
Diluted	$0.59	$0.26	$1.47	$0.65

For the three and nine months ended September 30, 2021, the Company excluded the impact of 5,907 and 14,858 shares of unvested restricted stock from diluted weighted-average shares as they were anti-dilutive. For the three and nine months ended September 30, 2020, the Company excluded the impact of 150,000 and 80,000 stock options and 163,667 and 174,207 non-performance restricted stock awards, respectively, as they were anti-dilutive. The Company also excluded the impact of the performance based restricted stock awards for all periods as they are contingently issuable and the performance conditions for these issuances have not been met.

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of the COVID-19 pandemic (including risks related to its customers’ credit quality, deferrals and modifications to loans);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general, in the financial services industry and within the Company’s primary markets;
●	sustained instability of the oil and gas industry in general and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for Paycheck Protection Program, or PPP, loans and the risk of holding such loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third-party servicers;
●	the failure of certain third-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;

●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, including the ongoing investigation by FinCEN, or reviews or the ability to obtain required regulatory approvals;
●	the possible results and amount of civil money penalties related to such FinCEN investigation and the Company’s BSA/AML program;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to the COVID-19 pandemic that may impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC; and
●	other factors that are discussed in the section to this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

On June 18, 2020, the Bank and the OCC entered into the Formal Agreement with regard to BSA/AML compliance matters. On September 7, 2021, the OCC terminated the Formal Agreement.

The Bank remains the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA/AML. The Bank is cooperating with this investigation. The costs to respond to and cooperate with FinCEN’s investigation have been material over the course of the period of the investigation, and the Bank may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation.

Although the OCC terminated the Formal Agreement, the Bank may still incur a civil money penalty from the OCC. In addition, the Bank remains the subject of an investigation by FinCEN and is cooperating with this investigation. The Bank has incurred material fees and expenses regarding this matter and may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation. The Bank is in discussions with FinCEN to explore a potential resolution of its investigation which could include a civil monetary penalty against the Bank. The terms of the resolution and/or the amount of a civil money penalty that FinCEN and/or the OCC may assess against the Bank may have a material adverse impact on the Company and its financial performance. See “Item 1A.—Risk Factors.”

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

The COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. As a result of these factors and the impact on the loan portfolio, the Company increased the ACL and provision for credit losses during 2020, which negatively impacted the Company’s net income. As a result of improvements in the national and local economies and related forecasts and the reduction of the loan portfolio, the Company reduced the ACL in the second and third quarters of 2021. The future impact of the COVID-19 pandemic is uncertain but could materially affect the Company’s future financial and operational results. See “Part I—Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K.

The risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators, as of the dates indicated below were as follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2021	2021	2021	2020	2020
Risk grades:
Pass	$2,526,395	$2,645,811	$2,810,248	$2,835,768	$2,883,026
Special mention	4,661	14,276	10,508	14,088	5,953
Substandard	86,501	80,535	83,032	86,814	89,348
Total gross loans	$2,617,557	$2,740,622	$2,903,788	$2,936,670	$2,978,327
Past due loans:
30 to 59 days past due	$2,755	$39	$1,377	$1,463	$14,629
60 to 89 days past due	143	—	495	2,074	7,464
90 days or greater past due	104	217	4,019	2,375	5,103
Total past due loans	$3,002	$256	$5,891	$5,912	$27,196
Loans individually evaluated:
Accruing troubled debt restructurings	$31,656	$31,789	$27,709	$32,880	$35,494
Non-accrual troubled debt restructurings	17,834	18,196	18,913	19,173	10,123
Total troubled debt restructurings	49,490	49,985	46,622	52,053	45,617
Other non-accrual	2,751	2,777	4,595	4,844	5,453
Other accruing	5,260	836	836	746	9,844
Total loans individually evaluated	$57,501	$53,598	$52,053	$57,643	$60,914
Nonperforming assets:
Nonaccrual loans	$20,585	$20,973	$23,508	$24,017	$15,576
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	20,585	20,973	23,508	24,017	15,576
Foreclosed assets	—	—	106	—	—
Total nonperforming assets	$20,585	$20,973	$23,614	$24,017	$15,576

The table above shows the trend of loan performance indicators over the past five reporting periods. Loan performance indicators reflected worsening loan performance during 2020, primarily as a result of the impact of the COVID-19 pandemic and sustained instability in the oil and gas industry on the Company’s borrowers. Substantially all of the loan performance indicators have shown improvement in the nine months ended September 30, 2021. Although national and local economies and economic forecasts have continued to improve during the second and third quarters of 2021, the COVID-19 pandemic continues to have an ongoing impact through supply disruptions and other uncertainties and the oil and gas industry is still experiencing instability. If the national and/or local economies and economic forecasts and loan performance indicators worsen in the future, increases in the ACL through additional provisions for credit losses may occur which would negatively impact net income.

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020 and the first nine months of 2021. A majority of borrowers with deferral arrangements have returned to normal contractual payment schedules and the Company continues to provide deferred payment arrangements to a small number of businesses. As of September 30, 2021, the Company had 7 loans subject to such deferral arrangements with total outstanding principal balances of $18.8 million, compared to 9 loans totaling $20.5 million at June 30, 2021, 16 loans totaling $34.3 million at March 31, 2021, 21 loans totaling $38.4 million at December 31, 2020 and 41 loans totaling $82.4 million at September 30, 2020.

The Company participated in PPP lending under the CARES Act, which facilitates loans to small businesses. See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Results of Operations

The increase in net income during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, were primarily due to fluctuations in the provision (recapture) for credit losses, partially offset by the decrease in net interest income and an increase in noninterest expense. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Interest income	$32,697	$33,763	$(1,066)	(3.2)%	$99,864	$104,399	$(4,535)	(4.3)%
Interest expense	1,448	2,055	(607)	(29.5)%	4,507	8,313	(3,806)	(45.8)%
Net interest income	31,249	31,708	(459)	(1.4)%	95,357	96,086	(729)	(0.8)%
Provision (recapture) for credit losses	(4,895)	4,108	(9,003)	(219.2)%	(9,566)	19,027	(28,593)	(150.3)%
Noninterest income	5,562	4,023	1,539	38.3%	12,164	11,259	905	8.0%
Noninterest expense	24,372	23,858	514	2.2%	72,854	68,442	4,412	6.4%
Income before income taxes	17,334	7,765	9,569	123.2%	44,233	19,876	24,357	122.5%
Income tax expense	2,913	1,344	1,569	116.7%	8,090	3,751	4,339	115.7%
Net income	$14,421	$6,421	$8,000	124.6%	$36,143	$16,125	$20,018	124.1%

Net Interest Income for the Nine Months Ended September 30, 2021, Compared to the Nine Months Ended September 30, 2020

Net interest income decreased $729,000 during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to lower rates on interest-earning assets, lower average loans and the impact of one less day in the nine months ended September 30, 2021, partially offset by higher average interest-bearing deposits and securities and lower rates on deposits.

The yield on interest-earning assets was 3.52% for the nine months ended September 30, 2021, compared to 4.05% for the nine months ended September 30, 2020. The cost of interest-bearing liabilities was 0.32% for the nine months ended September 30, 2021 and 0.64% for the nine months ended September 30, 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.40% for the nine months ended September 30, 2021, compared to 3.76% for the nine months ended September 30, 2020.

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

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,812,449	$94,723	4.50%	$2,829,767	$98,792	4.66%
Securities	296,958	3,940	1.77%	236,756	3,698	2.09%
Interest-bearing deposits at other financial institutions	668,119	740	0.15%	359,134	1,400	0.52%
Equity investments	14,679	461	4.20%	14,716	509	4.62%
Total interest-earning assets	3,792,205	$99,864	3.52%	3,440,373	$104,399	4.05%
Allowance for credit losses for loans	(39,594)			(32,499)
Noninterest-earning assets	318,009			309,778
Total assets	$4,070,620			$3,717,652
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,846,211	$3,844	0.28%	$1,689,772	$7,619	0.60%
Federal Home Loan Bank advances	50,000	663	1.77%	56,898	682	1.60%
Other interest-bearing liabilities	—	—	—	1,700	12	0.95%
Total interest-bearing liabilities	1,896,211	$4,507	0.32%	1,748,370	$8,313	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,568,071			1,377,594
Other liabilities	50,966			48,881
Total noninterest-bearing liabilities	1,619,037			1,426,475
Shareholders’ equity	555,372			542,807
Total liabilities and shareholders’ equity	$4,070,620			$3,717,652
Net interest income		$95,357			$96,086
Net interest spread(3)			3.20%			3.41%
Net interest margin(4)			3.36%			3.73%
Net interest margin - tax equivalent(5)			3.40%			3.76%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $989,000 and $754,000 for the nine months ended September 30, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Nine Months Ended September 30, 2021,
	Compared to Nine Months Ended September 30, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(3,104)	$(604)	$(361)	$(4,069)
Securities	(687)	943	(14)	242
Interest-bearing deposits at other financial institutions	(1,858)	1,203	(5)	(660)
Equity investments	(45)	(1)	(2)	(48)
Total increase (decrease) in interest income	(5,694)	1,541	(382)	(4,535)
Interest-bearing liabilities:
Interest-bearing deposits	(4,450)	703	(28)	(3,775)
Federal Home Loan Bank advances	67	(84)	(2)	(19)
Other interest-bearing liabilities	—	(12)	—	(12)
Total increase (decrease) in interest expense	(4,383)	607	(30)	(3,806)
Increase (decrease) in net interest income	$(1,311)	$934	$(352)	$(729)

Net Interest Income for the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

Net interest income decreased $459,000 during the third quarter of 2021, compared to the third quarter of 2020, primarily due to lower average loans and higher average interest-bearing deposits, partially offset by lower rates on interest-bearing deposits and higher rates on loans.

The yield on interest-earning assets was 3.33% for the third quarter of 2021, compared to 3.75% for the third quarter of 2020. The cost of interest-bearing liabilities was 0.30% for the third quarter of 2021 and 0.46% for the third quarter of 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.22% for the third quarter of 2021, compared to 3.55% for the third quarter of 2020.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,702,248	$30,765	4.52%	$2,945,320	$32,318	4.37%
Securities	327,968	1,435	1.74%	236,015	1,107	1.87%
Interest-bearing deposits at other financial institutions	854,406	340	0.16%	383,626	176	0.18%
Equity investments	13,367	157	4.66%	15,334	162	4.20%
Total interest-earning assets	3,897,989	$32,697	3.33%	3,580,295	$33,763	3.75%
Allowance for credit losses for loans	(36,945)			(40,135)
Noninterest-earning assets	313,901			326,590
Total assets	$4,174,945			$3,866,750
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,895,617	$1,227	0.26%	$1,730,812	$1,831	0.42%
Federal Home Loan Bank advances	50,000	221	1.75%	50,000	221	1.76%
Other interest-bearing liabilities	—	—	—	2,230	3	0.54%
Total interest-bearing liabilities	1,945,617	$1,448	0.30%	1,783,042	$2,055	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,612,985			1,484,557
Other liabilities	52,712			55,386
Total noninterest-bearing liabilities	1,665,697			1,539,943
Shareholders’ equity	563,631			543,765
Total liabilities and shareholders’ equity	$4,174,945			$3,866,750
Net interest income		$31,249			$31,708
Net interest spread(3)			3.03%			3.29%
Net interest margin(4)			3.18%			3.52%
Net interest margin - tax equivalent(5)			3.22%			3.55%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $369,000 and $258,000 for the three months ended September 30, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2021,
	Compared to Three Months Ended September 30, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$1,117	$(2,670)	$—	$(1,553)
Securities	(104)	432	—	328
Interest-bearing deposits at other financial institutions	(49)	213	—	164
Equity investments	15	(20)	—	(5)
Total increase (decrease) in interest income	979	(2,045)	—	(1,066)
Interest-bearing liabilities:
Interest-bearing deposits	(778)	174	—	(604)
Federal Home Loan Bank advances	—	—	—	—
Other interest-bearing liabilities	—	(3)	—	(3)
Total increase (decrease) in interest expense	(778)	171	—	(607)
Increase (decrease) in net interest income	$1,757	$(2,216)	$—	$(459)

Provision (Recapture) for Credit Losses

The provision for credit losses was a recapture of credit losses of $9.6 million for the nine months ended September 30, 2021, compared to a provision for credit losses of $19.0 million for the nine months ended September 30, 2020 and the provision for credit losses was a recapture of credit losses of $4.9 million for the third quarter of 2021, compared to a provision for credit losses of $4.1 million for the third quarter of 2020.

The recapture of credit losses for the three and nine months ended September 30, 2021 were primarily the result of certain qualitative factor adjustments made on the ACL. Due to the continued improvements in the national and local economies and related economic forecasts, the Company adjusted certain forecasts and loan qualitative factors. A decrease in the Company’s loan portfolio also resulted in a decrease in the ACL.

The provisions for credit losses for the three and nine months ended September 30, 2020 were impacted by the uncertainties associated with the COVID-19 pandemic, instability in the oil and gas industry, resultant economic conditions and the impact on the Company’s loan portfolio.

Noninterest Income

The following table presents components of noninterest income for the third quarters of 2021 and 2020, the nine months ended September 30, 2021 and 2020 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Deposit account service charges	$1,352	$1,176	$176	15.0%	$3,712	$3,756	$(44)	(1.2)%
Card interchange fees	1,048	995	53	5.3%	3,119	2,832	287	10.1%
Earnings on bank-owned life insurance	2,323	1,187	1,136	95.7%	3,103	2,015	1,088	54.0%
Net gain on sales of assets	360	114	246	215.8%	918	376	542	144.1%
Other	479	551	(72)	(13.1)%	1,312	2,280	(968)	(42.5)%
Total noninterest income	$5,562	$4,023	$1,539	38.3%	$12,164	$11,259	$905	8.0%

The increase in noninterest income of $1.5 million and $905,000 during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, was primarily due to an increase in earnings on bank-owned life insurance due to related gains of $1.9 million and $769,000 during the third quarter of 2021 and 2020. As the owner and beneficiary under bank-owned insurance policies as the result of claims submitted on covered individuals, the Company received proceeds of $2.7 million and $2.0 million during the third quarter of 2021 and the third quarter of 2020, respectively.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Salaries and employee benefits	$15,000	$14,332	$668	4.7%	$43,922	$42,567	$1,355	3.2%
Occupancy expense	2,660	2,496	164	6.6%	7,778	7,478	300	4.0%
Professional and director fees	1,567	2,446	(879)	(35.9)%	5,711	5,139	572	11.1%
Data processing and software	1,629	1,525	104	6.8%	4,866	4,039	827	20.5%
Regulatory fees	478	471	7	1.5%	1,535	1,050	485	46.2%
Advertising, marketing and business development	493	429	64	14.9%	1,288	1,062	226	21.3%
Telephone and communications	516	486	30	6.2%	1,529	1,297	232	17.9%
Security and protection expense	425	299	126	42.1%	1,352	1,024	328	32.0%
Amortization of intangibles	182	198	(16)	(8.1)%	559	649	(90)	(13.9)%
Other expenses	1,422	1,176	246	20.9%	4,314	4,137	177	4.3%
Total noninterest expense	$24,372	$23,858	$514	2.2%	$72,854	$68,442	$4,412	6.4%

The increase in noninterest expense of $4.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to a $1.4 million increase in salaries and employee benefits, a $572,000 increase in professional and director fees, a $827,000 increase in data processing and software and a $485,000 increase in regulatory fees. The increase in salaries and employee benefits of $1.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was primarily due to an increase in costs related to the Company’s self-funded health plan. Professional and director fees increased $572,000 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to consulting fees related to costs associated with additional loan reviews and general legal fees. Professional fees related to BSA/AML compliance matters were $2.3 million for the nine months ended September 30, 2021, compared to $2.2 million for the nine months ended September 30, 2020. Data processing and software costs increased $827,000 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was primarily due to system upgrades, increased processing fees and an increase in software license fees due to employees and consultants working remotely. Regulatory fees increased $485,000 during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a refund received in 2020.

The increase in noninterest expense of $514,000 for the third quarter of 2021, compared to the third quarter of 2020, was primarily due to a $668,000 increase in salaries and employee benefits, a $164,000 increase in occupancy expense, a $104,000 increase in data processing and software and a $126,000 increase in security and protection expense, partially offset by a $879,000 decrease in professional and director fees. Professional fees related to BSA/AML compliance matters decreased $1.3 million to $202,000 for the three months ended September 30, 2021, compared to $1.5 million for the three months ended September 30, 2020. This decrease in BSA/AML related professional fees during the third quarter of 2021 was partially offset by increases in consulting fees related to additional loan reviews.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$ 2,913	$ 1,344	$ 8,090	$ 3,751
Effective tax rate	16.81%	17.31%	18.29%	18.87%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest income and bank-owned life insurance.

Financial Condition

Total assets were $4.2 billion as of September 30, 2021, compared to $3.9 billion as of December 31, 2020. The increase of $259.9 million, or 6.6%, was primarily due to a $460.8 million increase in cash and cash equivalents and a $122.3 million increase in securities, partially offset by a $307.3 million decrease in net loans. Total liabilities were $3.6 billion as of September 30, 2021, compared to $3.4 billion as of December 31, 2020, an increase of $241.8 million primarily due to an increase in deposits of $229.8 million. See further analysis in the related discussions that follow.

	September 30,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$2,608,402	$2,924,117	$(315,715)	(10.8)%
Allowance for credit losses	(32,208)	(40,637)	(8,429)	(20.7)%
Loans, net	2,576,194	2,883,480	(307,286)	(10.7)%
Cash and equivalents	998,785	538,007	460,778	85.6%
Securities	359,539	237,281	122,258	51.5%
Premises and equipment, net	59,235	61,152	(1,917)	(3.1)%
Goodwill	80,950	80,950	—	—
Other intangibles	3,702	4,171	(469)	(11.2)%
Loans held for sale	327	2,673	(2,346)	(87.8)%
Operating lease right-to-use asset	11,527	13,285	(1,758)	(13.2)%
Other assets	118,860	128,218	(9,358)	(7.3)%
Total assets	$4,209,119	$3,949,217	$259,902	6.6%
Liabilities:
Deposits	$3,531,635	$3,301,794	$229,841	7.0%
Federal Home Loan Bank advances	50,000	50,000	—	—
Operating lease liabilities	14,556	16,447	(1,891)	(11.5)%
Other liabilities	48,335	34,525	13,810	40.0%
Total liabilities	3,644,526	3,402,766	241,760	7.1%
Shareholders' equity	564,593	546,451	18,142	3.3%
Total liabilities and shareholders' equity	$4,209,119	$3,949,217	$259,902	6.6%

Loan Portfolio

The loan portfolio by loan class as of the dates indicated was as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Commercial and industrial	$596,251	$742,957	$(146,706)	(19.7)%
Real estate:
Commercial real estate	1,029,137	1,041,998	(12,861)	(1.2)%
Construction and development	393,541	522,705	(129,164)	(24.7)%
1-4 family residential	204,151	239,872	(35,721)	(14.9)%
Multi-family residential	285,852	258,346	27,506	10.6%
Consumer	27,930	33,884	(5,954)	(17.6)%
Agriculture	8,780	8,670	110	1.3%
Other	71,915	88,238	(16,323)	(18.5)%
Gross loans	2,617,557	2,936,670	(319,113)	(10.9)%
Less deferred fees and unearned discount	(8,828)	(9,880)	(1,052)	(10.6)%
Less loans held for sale	(327)	(2,673)	(2,346)	87.8%
Loans excluding loans held for sale	2,608,402	2,924,117	(315,715)	(10.8)%
Less allowance for credit losses for loans	(32,208)	(40,637)	(8,429)	(20.7)%
Loans, net	$2,576,194	$2,883,480	$(307,286)	(10.7)%

As of September 30, 2021, loans excluding loans held for sale were $2.6 billion, a decrease of $315.7 million, or 10.8%, compared to December 31, 2020, primarily due to paydowns during the nine months ended September 30, 2021 of $1.4 billion, partially offset by originations and line of credit drawdowns of $1.1 billion during the same period.

At September 30, 2021, the Company had 646 PPP loans totaling $100.8 million, net of deferred loan fees and unearned discounts, and at December 31, 2020, the Company had 1,766 PPP loans totaling $271.2 million, net of deferred loan fees and unearned discounts. The Company recognized a net yield of 5.45% during the nine months ended September 30, 2021 on PPP loans, including $7.0 million of origination fee income. During the nine months ended September 30, 2021, payments for PPP loans totaled $314.4 million and PPP loans originated totaled $142.7 million.

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

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
September 30, 2021
Commercial and industrial:
Fixed rate	$50,046	$257,852	$3,063	$—	$310,961
Variable rate	174,915	72,789	37,085	501	285,290
	224,961	330,641	40,148	501	596,251
Real estate:
Commercial real estate:
Fixed rate	48,383	434,608	10,916	—	493,907
Variable rate	75,859	288,237	147,860	23,274	535,230
	124,242	722,845	158,776	23,274	1,029,137
Construction and development:
Fixed rate	33,994	72,871	13,556	—	120,421
Variable rate	72,309	183,240	6,314	11,257	273,120
	106,303	256,111	19,870	11,257	393,541
1-4 family residential:
Fixed rate	5,978	34,549	20,832	13,273	74,632
Variable rate	1,972	3,703	14,056	109,788	129,519
	7,950	38,252	34,888	123,061	204,151
Multi-family residential:
Fixed rate	2,816	6,025	231,183	—	240,024
Variable rate	11,548	32,979	1,301	—	45,828
	14,364	39,004	232,484	—	285,852
Consumer:
Fixed rate	6,284	9,178	—	—	15,462
Variable rate	11,023	1,445	—	—	12,468
	17,307	10,623	—	—	27,930
Agriculture:
Fixed rate	5,794	778	—	—	6,572
Variable rate	1,799	409	—	—	2,208
	7,593	1,187	—	—	8,780
Other:
Fixed rate	2,346	1,742	394	—	4,482
Variable rate	20,107	47,326	—	—	67,433
	22,453	49,068	394	—	71,915
Total:
Fixed rate loans	155,641	817,603	279,944	13,273	1,266,461
Variable rate loans	369,532	630,128	206,616	144,820	1,351,096
Total gross loans	$525,173	$1,447,731	$486,560	$158,093	$2,617,557

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$20,585	$24,017
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	20,585	24,017
Foreclosed assets	—	—
Total nonperforming assets	$20,585	$24,017
Total assets	$4,209,119	$3,949,217
Loans excluding loans held for sale	2,608,402	2,924,117
Allowance for credit losses for loans	32,208	40,637
Allowance for credit losses for loans to nonaccrual loans	156.46%	169.20%
Nonperforming loans to loans excluding loans held for sale	0.79%	0.82%
Nonperforming assets to total assets	0.49%	0.61%

Nonperforming assets remain relatively low at $20.6 million, or 0.49% of total assets, at September 30, 2021 and $24.0 million, or 0.61% of total assets, at December 31, 2020. The nonperforming assets decreased $3.4 million during the first nine months of 2021 primarily due to payments received from borrowers.

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the nine months ended September 30, 2021 and 2020, which remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—
September 30, 2020
Commercial and industrial	19	$8,019	$6,645	$—	$1,143	$231
Real estate:
Commercial real estate	9	14,459	14,459	—	—	—
Construction and development	4	12,289	12,032	—	—	257
1-4 family residential	5	1,629	1,651	—	—	—
Total	37	$36,396	$34,787	$—	$1,143	$488

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks risk gradings as described below that are used as credit quality indicators.

The internal ratings of loans as of the dates indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
September 30, 2021
Commercial and industrial	$574,729	$3,229	$18,293	$596,251
Real estate:
Commercial real estate	981,879	962	46,296	1,029,137
Construction and development	380,154	470	12,917	393,541
1-4 family residential	198,942	—	5,209	204,151
Multi-family residential	285,852	—	—	285,852
Consumer	27,699	—	231	27,930
Agriculture	8,716	—	64	8,780
Other	68,424	—	3,491	71,915
Total gross loans	$2,526,395	$4,661	$86,501	$2,617,557

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total gross loans	$2,835,768	$14,088	$86,814	$2,936,670

During the first nine months of 2021, loans with an internal rating of pass decreased $309.4 million primarily due to loan payoffs and payments collected. Loans with an internal rating of special mention decreased $9.4 million and loans with an internal rating of substandard decreased $313,000 during the same period, primarily due to loan payoffs and payments collected.

Allowance for Credit Losses

The Company maintains an ACL that represents management’s best estimate of the expected credit losses and risks inherent in the loan portfolio. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please refer to “Part I—Item 1.—Financial Statements—Note 6.”

The ACL by loan category as of the dates indicated was as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$11,401	35.4%	$13,035	32.1%
Real estate:
Commercial real estate	11,744	36.5%	13,798	34.0%
Construction and development	3,334	10.3%	6,089	15.0%
1-4 family residential	1,700	5.3%	2,578	6.3%
Multi-family residential	2,156	6.7%	2,513	6.2%
Consumer	449	1.4%	440	1.1%
Agriculture	109	0.3%	137	0.3%
Other	1,315	4.1%	2,047	5.0%
Total allowance for credit losses for loans	$32,208	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,608,402		2,924,117
ACL for loans to loans excluding loans held for sale	1.23%		1.39%

The ACL for loans was $32.2 million, or 1.23% of loans excluding loans held for sale, at September 30, 2021, compared to $40.6 million, or 1.39% of loans excluding loans held for sale, at December 31, 2020. The ACL was reduced during the nine months ended September 30, 2021 due to improvements in the national and local economies and economic forecasts and the reduction of the loan portfolio.

Activity in the ACL for loans for the periods indicated was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Beginning balance	$40,637	$25,280
Impact of CECL adoption	—	874
Provision (recapture):
Commercial and industrial	(2,028)	4,439
Real estate:
Commercial real estate	(2,054)	5,069
Construction and development	(2,755)	1,788
1-4 family residential	(875)	959
Multi-family residential	(357)	1,124
Consumer	(85)	243
Agriculture	(75)	14
Other	(732)	4,209
Total provision (recapture)	(8,961)	17,845
Net (charge-offs) recoveries:
Commercial and industrial	394	385
Real estate:
Commercial real estate	—	(159)
1-4 family residential	(3)	(70)
Consumer	94	(99)
Agriculture	47	12
Other	—	1
Total net (charge-offs) recoveries	532	70
Ending balance	$32,208	$44,069
Total average loans	2,812,449	2,829,767
Annualized net charge-offs (recoveries) to total average loans	(0.03)%	—

Annualized net charge-off (recoveries) to average loans by loan category for the periods shown below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Commercial and industrial	(0.08)%	(0.08)%
Real estate:
Commercial real estate	—	(0.02)%
Construction and development	—	—
1-4 family residential	—	(0.03)%
Multi-family residential	—	—
Consumer	(0.41)%	(0.36)%
Agriculture	(0.72)%	0.18%
Other	—	—

The ACL for unfunded commitments was $3.6 million at September 30, 2021 and $4.2 million at December 31, 2020. The decrease in the ACL for unfunded commitments was primarily due to the continued improvements in the national and local economies and related economic forecasts resulting in adjustments to certain forecasts and loan qualitative factors, which was partially offset by an increase in the availability on the unfunded commitments.

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021
Debt securities available for sale:
State and municipal securities	$151,939	$3,566	$(1,485)	$154,020
U.S. Treasury securities	11,885	23	(1)	11,907
U.S. agency securities:
Callable debentures	3,000	9	—	3,009
Collateralized mortgage obligations	41,018	127	(520)	40,625
Mortgage-backed securities	147,433	2,390	(1,026)	148,797
Equity securities	1,187	—	(6)	1,181
Total	$356,462	$6,115	$(3,038)	$359,539
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

As of September 30, 2021, the fair value of the Company’s securities totaled $359.5 million, compared to $237.3 million as of December 31, 2020, an increase of $122.3 million. Amortized cost increased $127.8 million during 2021, primarily as a result of purchases totaling $630.2 million outpacing maturities, sales, calls and paydowns totaling $501.3 million. Net unrealized gains on the securities portfolio were $3.1 million at September 30, 2021, compared to $8.6 million at December 31, 2020. This decrease of $5.5 million was due to a reduction in fair value as a result of market fluctuations.

The Company’s mortgage-backed securities at September 30, 2021 and December 31, 2020, were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 5.4 years with an estimated modified duration of 5.0 years as of September 30, 2021. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
September 30, 2021
Debt securities:
State and municipal securities	2.42%	—	2.68%	2.16%	2.21%
U.S. Treasury securities	—	1.00%	1.17%	—	1.13%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	1.99%	1.18%	1.27%
Mortgage-backed securities	3.91%	3.50%	2.50%	1.80%	1.82%
Equity securities:	1.00%	—	—	—	1.00%
Total securities	1.61%	1.67%	2.02%	1.88%	1.89%

At September 30, 2021 and December 31, 2020, securities with a carrying amount of approximately $25.0 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of September 30, 2021 were $3.5 billion, an increase of $229.8 million, or 7.0%, compared to December 31, 2020. Noninterest-bearing deposits as of September 30, 2021 were $1.6 billion, an increase of $151.7 million, or 10.3%, compared to December 31, 2020. Total interest-bearing account balances as of September 30, 2021 were $1.9 billion, an increase of $78.1 million, or 4.3%, from December 31, 2020, primarily due to increases in savings and money market accounts, partially offset by decreases in certificates and other time deposits.

The components of deposits as of the dates shown below were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020	Increase (Decrease)
Interest-bearing demand accounts	$386,196	$380,175	$6,021	1.6%
Money market accounts	1,139,167	1,039,617	99,550	9.6%
Savings accounts	118,794	108,167	10,627	9.8%
Certificates and other time deposits, $100,000 or greater	140,740	152,592	(11,852)	(7.8)%
Certificates and other time deposits, less than $100,000	118,594	144,818	(26,224)	(18.1)%
Total interest-bearing deposits	1,903,491	1,825,369	78,122	4.3%
Noninterest-bearing deposits	1,628,144	1,476,425	151,719	10.3%
Total deposits	$3,531,635	$3,301,794	$229,841	7.0%

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	September 30, 2021
Three months or less	$18,071
Over three months through six months	22,415
Over six months through 12 months	18,683
Over 12 months	11,520
Total	$70,689

Securities pledged which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Cash and Equivalents

Cash and equivalents increased $460.8 million during the nine months ended September 30, 2021, primarily due to loan payments received and net deposit inflows.

Other Assets

Other assets decreased $9.4 million from December 31, 2020 to September 30, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $3.9 million, a decrease in interest receivable of $2.4 million and a $2.3 million decrease in net deferred tax assets. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Other Liabilities

Other liabilities increased $13.8 million from December 31, 2020 to September 30, 2021, primarily due to an increase of $17.4 million in payables related to securities purchases, partially offset by a reduction in the fair value of the Company’s interest rate swap contracts of $3.9 million. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

At September 30, 2021, the Company had $998.8 million in cash and cash equivalents and $359.5 million of securities, which are considered to be liquid assets, compared to $538.0 million in cash and cash equivalents and $237.3 million of securities at December 31, 2020. This increase in liquid assets of $583.0 million during the first nine months of 2021 was primarily due to a $229.8 million increase in deposits and a decrease of $315.7 million in loans excluding loans held for sale.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid for the nine months ended September 30, 2021 were computed on an annualized basis.

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$381,966	0.05%	$363,014	0.10%
Money market accounts	1,074,493	0.27%	868,915	0.42%
Savings accounts	113,453	0.03%	97,982	0.04%
Certificates and other time deposits, $100,000 or greater	144,813	0.42%	192,268	1.27%
Certificates and other time deposits, less than $100,000	131,486	1.11%	181,364	1.50%
Total interest-bearing deposits	1,846,211	0.28%	1,703,543	0.54%
Noninterest-bearing deposits	1,568,071	—	1,404,027	—
Total deposits	$3,414,282	0.15%	$3,107,570	0.30%

The ratio of average noninterest-bearing deposits to average total deposits was 45.9% for the nine months ended September 30, 2021 and 45.2% for the year ended December 31, 2020.

In addition to the liquid assets discussed above, the Company had $1.0 billion and $1.1 billion of available funds under various borrowing arrangements at September 30, 2021 and December 31, 2020, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At September 30, 2021, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding	Availability
Federal Home Loan Bank Facility	$1,017,593	$(76,000)	$941,593
Frost Facility	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,112,593	$(76,000)	$1,036,593

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	September 30,	December 31,
	2021	2020
Sources of funds:
Deposits:
Interest-bearing	45.4%	45.3%
Noninterest-bearing	38.5%	37.4%
Federal Home Loan Bank advances	1.2%	1.5%
Other interest-bearing liabilities	—%	—%
Other liabilities	1.3%	1.3%
Shareholders’ equity	13.6%	14.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	69.1%	76.2%
Securities	7.3%	6.3%
Interest-bearing deposits at other financial institutions	16.4%	9.7%
Equity securities	0.4%	0.4%
Other noninterest-earning assets	6.8%	7.4%
Total uses	100.0%	100.0%
Average loans to average deposits	82.4%	92.1%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
September 30, 2021
Federal Home Loan Bank advances	$—	$40,000	$10,000	$50,000
Non-cancellable future operating leases	1,786	3,862	11,653	17,301
Certificates of deposit	170,084	70,865	18,385	259,334
Total	$171,870	$114,727	$40,038	$326,635
December 31, 2020
Federal Home Loan Bank advances	$—	$30,000	$20,000	$50,000
Non-cancellable future operating leases	1,968	4,452	13,092	19,512
Certificates of deposit	204,165	74,708	18,537	297,410
Total	$206,133	$109,160	$51,629	$366,922

As of September 30, 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

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

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
September 30, 2021
Commitments to extend credit	$427,213	$286,827	$58,429	$772,469
Standby letters of credit	12,970	6,264	—	19,234
Total	$440,183	$293,091	$58,429	$791,703
December 31, 2020
Commitments to extend credit	$498,238	$177,710	$63,783	$739,731
Standby letters of credit	18,713	7,365	—	26,078
Total	$516,951	$185,075	$63,783	$765,809

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At September 30, 2021 and December 31, 2020, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

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

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	September 30, 2021		December 31, 2020
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	30.0%	18.7%	21.5%	35.7%
+ 200	19.8%	19.8%	14.1%	32.8%
+ 100	9.3%	13.8%	6.5%	21.0%
Base	—%	—%	—%	—%
−100	(1.7)%	(35.4)%	(1.5)%	(37.0)%

The model simulation as of September 30, 2021 indicates that the Company’s projected balance sheet was more asset sensitive in comparison to December 31, 2020. The percent change increases in net interest income compared to December 31, 2020 was primarily due to the decrease of $170.5 million in lower yielding PPP loans. The percent change decrease in the fair values of equity were primarily due to an increase in cash and cash equivalents in interest-bearing deposits held at other financial institutions of $457.0 million and an increase in securities of $122.3 million compared to December 31, 2020. The increase of $151.7 million in noninterest-bearing deposits contributed to the increase in interest-earning assets during 2021, which had the effect of creating a higher economic value of equity. Subsequent rate shocks due to the change in interest rates result in differing percentages given the level of economic equity.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 8.8% of the Company’s loans at September 30, 2021. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR for its interest-rates swaps and loans using LIBOR as an index rate may span several reporting periods through 2022.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	September 30,	December 31,
(Dollars in thousands, except per share data)	2021	2020
Tangible Equity
Total shareholders’ equity	$564,593	$546,451
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,702)	(4,171)
Tangible equity	$479,941	$461,330
Tangible Assets
Total assets	$4,209,119	$3,949,217
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,702)	(4,171)
Tangible assets	$4,124,467	$3,864,096
Common shares outstanding	24,420	24,613
Book value per share	$23.12	$22.20
Tangible book value per share	$19.65	$18.74
Total shareholders’ equity to total assets	13.41%	13.84%
Tangible equity to tangible assets	11.64%	11.94%

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

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Bank is the subject of an investigation by FinCEN regarding the Bank’s compliance with the BSA and AML laws and regulations and may face material civil money penalties.

On September 7, 2021, the OCC terminated the Formal Agreement, dated June 18, 2020 between the Bank and the OCC relating to the Bank’s BSA/AML compliance program. Although the OCC terminated the Formal Agreement, the Bank may still incur a civil money penalty from the OCC. In addition, the Bank remains the subject of an investigation by FinCEN and is cooperating with this investigation. The Bank has incurred material fees and expenses regarding this matter and may continue to incur material fees and expenses regarding this matter at least through the completion of FinCEN’s investigation. The Bank is in discussions with FinCEN to explore a potential resolution of its investigation which could include a civil monetary penalty against the Bank. As of the date hereof, the Company cannot reasonably estimate a single amount of loss associated with any potential resolution with FinCEN or the OCC; however, the Company estimates the potential range of a civil money penalty from FinCEN to be between zero and $10 million. Accordingly, the Company has not accrued a loss contingency within the condensed consolidated financial statements as of September 30, 2021. The terms of the resolution and/or the amount of a civil money penalty that FinCEN and/or the OCC could assess against the Bank are uncertain and the minimum amount in the range is not necessarily the amount of loss that will be ultimately incurred. The amount of any civil money penalty may have a material adverse impact on the Company and its financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2020, the Company’s Board of Directors authorized a share repurchase program, or the 2020 Repurchase Program, under which the Company could repurchase up to $40.0 million of the Company’s common stock starting October 1, 2020 through September 30, 2021. In 2021, the Company’s Board of Directors authorized a share repurchase program, or the 2021 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting September 16, 2021 through September 30, 2022.

Repurchases under the 2021 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended September 30, 2021 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum
			Shares Purchased	Number of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(3)
July 1, 2021 - July 31, 2021	—	—	—	1,222,895
August 1, 2021 - August 31, 2021	122	$ 25.86	33,130	1,150,055
September 1, 2021 - September 30, 2021	—	—	—	1,516,300
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2020 Repurchase Program described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown above and reflects the additional shares that may be repurchased at the end of the designated period based on the 2020 Repurchase Program for the July and August figures and based on the 2021 Repurchase Program for the September figure.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

CBTX, INC.
(Registrant)

Date: October 27, 2021	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2021	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)