Form 10-K
period 2021-12-31
CBTX, Inc.
filed 2022-02-25
CIK 1473844

Table

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $496.3 million.

As of February 18, 2022, there were 24,608,462 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 106,442 shares of unvested restricted stock deemed to have beneficial ownership.

Table

CBTX, INC.

Table

PART I.

Item 1. Business

The disclosures set forth in this item are qualified by “Item 1A.—Risk Factors” and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

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

CBTX, Inc. is a Texas corporation and bank holding company incorporated in 2007 that offers banking services through its wholly owned subsidiary, CommunityBank of Texas. The Bank’s headquarters are located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861-7200. A majority of the Company’s executives are located in the Company’s Houston office at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210-7600. The Company completed an initial public offering of its common stock on November 10, 2017. The Company’s common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “CBTX.”

The Bank operates 18 branches located in the Houston market, 15 branches located in the Beaumont market and one branch in the Dallas market. The Company has experienced significant organic growth since commencing banking operations, as well as growth through mergers, acquisitions and opening new, or de novo, branches. The Company is focused on controlled profitable growth. Total assets increased from $2.6 billion at December 31, 2014 to $4.5 billion as of December 31, 2021. The loan portfolio at December 31, 2021 was 77.7% in the Houston market and 20.0% in the Beaumont market. The Company believes that there are significant ongoing growth opportunities in its markets.

The Bank is primarily a business bank with a focus on providing commercial banking solutions to small and medium-sized businesses and professionals including attorneys, accountants and other professional service providers with operations in its markets. The Bank offers a broad range of banking products, including commercial and industrial loans, commercial real estate loans, construction and development loans, 1-4 family residential mortgage loans, multi-family residential loans, consumer loans, agricultural loans, treasury services, traditional retail deposits and a full suite of online banking services. The Bank has a relationship-based approach, and at December 31, 2021, 79.9% of the Bank’s loan customers also had a deposit relationship with the Bank.

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

The Bank seeks to remain competitive with respect to fees charged, interest rates and pricing and the Bank believes that its broad and sophisticated suite of financial solutions, high-quality customer service culture, positive reputation and long-standing community relationships enable it to compete successfully within its markets and enhances its ability to attract and retain customers.

Table

Pending Merger

On November 8, 2021, Allegiance Bancshares, Inc., or Allegiance, the holding company of Allegiance Bank, and the Company jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equal. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of the Company’s common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and the Company as of November 5, 2021, Allegiance shareholders are expected to own approximately 54% and the Company’s shareholders will own approximately 46% of the combined company’s common stock. The companies have submitted the required regulatory filings and the parties anticipate closing the transaction in the second quarter of 2022.

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

As of December 31, 2021, the Company employed 506 full-time equivalent employees.

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

Supervision and Regulation

The United States, or U.S., banking industry is highly regulated under federal and state law. Consequently, the Company’s growth and earnings performance will be affected not only by management decisions and general, national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, Office of the Comptroller of the Currency, or OCC, Federal Deposit Insurance Corporation, or FDIC, Consumer Financial Protection Bureau, or CFPB, Internal Revenue Service, or IRS, and state taxing authorities. The effect of the statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. The system

Table

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the Regulatory Relief Act, was enacted. The Regulatory Relief Act repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things, directing the federal banking regulators to develop a community bank leverage ratio for banking organizations that have less than $10.0 billion in total assets and have certain risk profiles (discussed in “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 19”), exempting certain banking organizations with less than $10.0 billion or less in total assets from the Volcker Rule (discussed below), narrowing and simplifying the definition of high volatility commercial real estate and requiring the federal banking regulators to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1.0 billion to $3.0 billion.

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

Table

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

The federal banking regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.

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

Table

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

Table

Company should not pay cash dividends that exceed its net income in any year or that can only be funded in ways that weaken its financial strength, including by borrowing money to pay dividends.

The Company is also subject to significant restrictions with respect to redemptions and repurchases of its securities. The Federal Reserve has issued guidance indicating that a bank holding company should not repurchase its common stock, preferred stock, trust preferred securities, or other regulatory capital instruments in the market if such action would be inconsistent with the bank holding company’s prospective capital needs and continued safe and sound operation. In certain circumstances, a bank holding company is also required to notify the Federal Reserve in advance of a proposed redemption of repurchase. For example, a bank holding company is generally required to notify the Federal Reserve of actions that would reduce the company’s consolidated net worth by 10.0% or more; most instruments included in Tier 1 capital with features permitting redemption at the option of the issuing bank holding company (e.g., perpetual preferred stock and trust preferred securities) may qualify as regulatory capital only if redemption is subject to prior Federal Reserve approval; and bank holding companies are generally required to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. The Federal Reserve has also indicated that bank holding companies experiencing financial weaknesses (or at significant risk of developing financial weaknesses) or considering expansion (either through acquisitions or new activities) should consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase, the Federal Reserve will generally consider: (i) the potential losses that the company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration; (ii) the company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased; and (iii) the potential negative effects on the company’s capital resulting from the replacement of common stock with lower-quality forms of regulatory capital or from the redemption or repurchase of capital instruments from investors with cash or other value that could be better used to strengthen the company’s regulatory capital base or its overall financial condition.

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

Table

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

Safety and Soundness. Bank holding companies are not permitted to engage in unsafe or unsound practices. The Federal Deposit Insurance Act, or FDIA, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Capital Adequacy Requirements. Under the Basel III Capital Rules, as discussed above, the OCC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The OCC considers the Bank’s capital levels when acting on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting the Company’s markets. For example, OCC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Table

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

Table

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

Table

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

Table

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

Community Reinvestment Act. The CRA and regulations issued thereunder are intended to encourage banks to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA and implementing regulations provide for, among other things, regulatory assessment of a bank’s record in meeting the needs of its entire community when considering applications by the bank to establish branches, merge or consolidate with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application by the bank holding company to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. The CRA, as amended by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, requires federal banking agencies to make public a rating of a bank’s performance under the CRA. An unsatisfactory CRA rating could substantially delay approval or result in denial of an application. The Bank received an “Outstanding” rating on its most recent CRA performance evaluation.

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

The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators (the OCC, in the case of the Bank). However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine the Company’s other direct or indirect subsidiaries that offer consumer financial products or services.

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

Table

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

On June 18, 2020, the Bank and the OCC entered into a formal agreement, or the Formal Agreement, with regard to BSA/AML compliance matters. On September 7, 2021, the Company was informed by the OCC that it terminated the Formal Agreement, between the Bank and the OCC.

On December 16, 2021, the Bank, entered into a consent order with the Office of the Comptroller of the Currency, or OCC, regarding BSA/AML compliance matters, or OCC Consent Order. Under the OCC Consent Order, the Bank paid a civil money penalty of $1.0 million.

On December 15, 2021, the Bank entered into a consent order with FinCEN regarding BSA compliance matters, or the FinCEN Consent Order. Under the terms of the FinCEN Consent Order, the Bank paid a civil money penalty of $8.0 million; provided, however, that FinCEN agreed to credit the Bank the $1.0 million civil money penalty imposed by the OCC described above. As a result, the Bank paid an aggregate sum of $8.0 million under both the OCC Consent Order and the FinCEN Consent Order. The OCC Consent Order and the FinCEN Consent Order each respectively settle the civil money proceedings against the Bank initiated by the OCC and FinCEN.

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

Table

Home Loan Bank. Such advances are primarily collateralized by residential mortgage loans, as well as government and agency securities, and are priced at a small spread over comparable U.S. Department of the Treasury obligations.

As a member of the Federal Home Loan Bank of Dallas, or the FHLB Dallas, the Bank is entitled to borrow from the FHLB Dallas, provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the FHLB Dallas. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB Dallas to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB Dallas held by the Bank.

Enforcement Powers. The federal banking agencies, including the Bank’s primary federal regulator, the OCC, have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject the Company or the Bank and their subsidiaries, as well as their respective officers, directors and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. For example, the regulatory authorities may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

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

Table

●	not required to give shareholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

The Company has elected to take advantage of the scaled disclosures and other relief described above in this Annual Report on Form 10-K, and may take advantage of these exemptions until December 31, 2022 or such earlier time that it is are no longer an “emerging growth company.” In general, the Company would cease to be an “emerging growth company” if it had $1.07 billion or more in annual revenues, more than $700 million in market value of its common stock held by non-affiliates on any June 30 more than one year after its initial public offering, or issued more than $1.0 billion of non-convertible debt over a three-year period. As a result, the Company could cease to be an “emerging growth company” as soon as the end of the 2022 year. For so long as the Company may choose to take advantage of some or all of these reduced burdens, the level of information that it provides shareholders may be different than what shareholders might get from other public companies in which they hold stock. In addition, when these exemptions cease to apply, the Company expects to incur additional expenses and devote increased management effort toward ensuring compliance with them, which the Company may not be able to predict or estimate.

Future Legislation and Regulatory Reform

In recent years, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the U.S. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Future legislation, regulation and policies and the effects of such legislation, regulation and policies, may have a significant influence on the Company’s operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

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

Risks Related to the COVID-19 Pandemic

●	the Company’s ability to manage the economic, strategic, and operational risks related to the impact of the COVID-19 pandemic (including, but not limited to, risks related to its customers’ credit quality, deferrals and modifications to loans, its ability to borrow, the impact of a resultant recession generally and the safety and viability of its workforce, board of directors and management);
●	governmental or regulatory responses to the COVID-19 pandemic.

Risks Related to the Pending Merger

●	the risks related to the market price and rights of the holders of the Company’s common stock;
●	the possible substantial costs related to the merger and integration;
●	the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized;
●	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	the ability to retain the Company’s or Allegiance’s personnel successfully after the merger is completed;
●	the ability by each of Allegiance and the Company to obtain required governmental approvals of the merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);

Table

●	the occurrence of any event, change or other circumstances that could give rise to the right of us and/or Allegiance to terminate the merger agreement with respect to the merger;
●	disruption to the parties’ businesses as a result of the announcement and pendency of the merger;
●	the risks related to the Company’s assumption of certain of Allegiance’s outstanding debt obligations and the combined company’s level of indebtedness following the completion of the merger;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in the merger;
●	the failure of the closing conditions in the merger agreement to be satisfied, or any unexpected delay in closing the merger;
●	the failure to obtain the necessary approvals by the shareholders of Allegiance or the Company;
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger.

Risks Related to the Company’s Business and Operations

●	lack of growth and welfare of the Company’s markets and of the banking industry in general;
●	failure to adequately measure and limit the Company’s credit risk;
●	increases in nonperforming and classified assets;
●	the reduced resources of the Company’s small to medium-sized business customers and their ability to repay loans;
●	credit losses from borrowers under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act;
●	credit risks of loans in the Company’s loan portfolio with real estate as a primary or secondary component of collateral;
●	credit risk related to loans collateralized by general business assets;
●	significance of large loan and deposit relationships;
●	unexpected losses of the services of the Company’s executive management team and other key employees;
●	lack of liquidity could impair the Company’s ability to fund operations;
●	interest rate risk and fluctuations in interest rates;
●	dependence on the use of data and modeling in the Company’s decision-making;
●	accounting estimates rely on analytical and forecasting models;
●	the Company’s goodwill and other intangibles may become impaired;
●	valuation of securities held in the Company’s portfolio;
●	failure to maintain effective internal control over financial reporting;
●	changes in accounting standards;
●	repurchase and indemnity requests for loans to correspondent banks;
●	risks related to acquisitions and de novo branching due to the Company’s growth strategy.

Risks Related to the Economy and the Company’s Industry

●	adverse impact of natural disasters, pandemics and other catastrophes;
●	volatility in oil prices and sustained downturns in the regional energy industry;
●	competition from financial services companies and other companies that offer banking services;
●	the soundness of other financial institutions.

Risks Related to Cybersecurity, Third-Parties and Technology

●	systems failures, interruptions or cybersecurity breaches and attacks involving information technology and telecommunications systems or third-party servicers.

Risks Related to Legal, Reputational and Compliance Matters

●	laws regarding the privacy, information security and protection of personal information;
●	employee errors and customer or employee fraud;
●	the accuracy and completeness of information provided by the Company’s borrowers and counterparties;

Table

●	the initiation and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	failure to maintain important deposit customer relationships and the Company’s reputation.

Risks Related to the Regulation of the Company’s Industry

●	the Company’s highly regulated environment, stringent capital requirements and regulatory approvals;
●	failure to comply with any supervisory actions;
●	failure to comply with economic and trade sanctions or with applicable anti-corruption laws;
●	cost of compliance and litigation regarding federal, state and local regulations and/or the licensing of loan servicing, collections and the Company’s sales of loans to third-parties;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters.

Risks Related to Ownership of the Company’s Common Stock

●	fluctuations in the market price of the Company’s common stock;
●	additional dilution of the percentage ownership of the Company’s shareholders from future sales and issuances of its capital stock or rights to purchase capital stock;
●	the obligations associated with being a public company;
●	the control of the Company’s management and board of directors over its business;
●	priority of the holders of the Company’s debt obligations over its common stock with respect to payment;
●	future issuance of shares of preferred stock;
●	dependence upon the Bank for cash flow and restrictions on the Bank’s ability to make cash distributions;
●	changes to the Company’s dividend policy or ability to pay dividends without notice;
●	anti-takeover effect of certain provisions of the Company’s corporate organizational documents and provisions of federal and state law.

Risk Factors

The Company’s business involves significant risks, some of which are described below. Shareholders should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes in “Part II.—Item 8.—Financial Statements and Supplementary Data.” If any of the following risks occur, the Company’s business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. As a result, the trading price of the Company’s common stock could decline, and shareholders could lose all or part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” and “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has and will likely continue to adversely impact the Company’s business, and the ultimate impact on the business and financial results will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic created extensive disruptions to the global economy and to the lives of individuals throughout the world. While the scope, duration, and full effects of COVID-19  remain uncertain and cannot be predicted, the pandemic and related efforts to contain it disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest prices, increased economic and market uncertainty, and disrupted trade and supply chains. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to many risks, including but not limited to:

Table

●	the risk of operational failures due to changes in the Company’s normal business practices necessitated by the pandemic and related governmental and non-governmental actions (including temporarily closing branches and offices, remote workings, and the temporary or permanent loss of key employees and management due to illness);
●	credit losses resulting from financial stress being experienced by the Company’s borrowers as a result of the pandemic and related governmental actions (including risks related to the Paycheck Protection Program, or PPP, under the CARES Act and related credit risks resulting from PPP lending due to forbearance or failure of customers to qualify for loan forgiveness);
●	collateral for loans, such as real estate, may decline in value, which could cause credit losses to increase;
●	increased demands on capital and liquidity;
●	the risk that the Company’s net interest income, lending activities, deposits, swap activities, and profitability may be negatively affected by volatility of interest rates caused by uncertainties stemming from the pandemic; and
●	cybersecurity and information security risks as the result of an increase in the number of employees working remotely.

The future impact of the COVID-19 pandemic is uncertain but could materially affect the Company’s future financial and operational results.

Risks Related to the Proposed Merger

Because the market price of the Company’s common stock may fluctuate, holders of Allegiance common stock cannot be certain of the market value of the merger consideration they will receive.

In the merger, each share of Allegiance common stock issued and outstanding immediately prior to the effective time (other than certain shares held by the Company or Allegiance) will be converted into 1.4184 shares of the Company’s common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either the Company’s common stock or Allegiance common stock. Changes in the price of the Company’s common stock prior to the merger will affect the value that holders of Allegiance common stock will receive in the merger. Neither the Company nor Allegiance is permitted to terminate the merger agreement as a result, in and of itself, of any increase or decrease in the market price of the Company’s common stock or Allegiance common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s or Allegiance’s businesses, operations and prospects and regulatory considerations, many of which factors are beyond the Company’s or Allegiance’s control. Therefore, at the time of the Company’s special meeting and the Allegiance special meeting, holders of the Company’s common stock and holders of Allegiance common stock will not know the market value of the consideration to be received by holders of Allegiance common stock at the effective time. Investors should obtain current market quotations for shares of the Company’s common stock and for shares of Allegiance common stock.

The market price of the Company’s common stock after the merger may be affected by factors different from those affecting shares of Allegiance common stock or the Company’s common stock currently.

In the merger, holders of Allegiance common stock will become holders of the Company’s common stock. The Company’s business differs from that of Allegiance. Accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Allegiance.

The Company and Allegiance are expected to incur substantial costs related to the merger and integration.

The Company and Allegiance have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by either the Company or Allegiance regardless of whether or not the merger is completed.

Table

The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including core processing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While Allegiance and the Company have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Combining the Company and Allegiance may be more difficult, costly or time consuming than expected and the Company and Allegiance may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Allegiance. To realize the anticipated benefits and cost savings from the merger, the Company and Allegiance must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and Allegiance are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

The Company and Allegiance have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Allegiance during this transition period and for an undetermined period after completion of the merger on the combined company.

The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either the Company’s or Allegiance’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

The combined company may be unable to retain the Company’s or Allegiance’s personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Allegiance. It is possible that these employees may decide not to remain with the Company or Allegiance, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Allegiance are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Allegiance could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and Allegiance to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and Allegiance may not be able to identify or retain suitable replacements for any key employees who leave either company.

Table

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC, the Texas Department of Banking and other authorities in the United States. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

Despite the parties’ commitments to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, neither the Company nor Allegiance is required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger.

Termination of the merger agreement could negatively affect the Company.

If the merger is not completed for any reason, including as a result of the Company’s shareholders failing to approve the Company’s merger proposal or Allegiance shareholders failing to approve the Allegiance merger proposal, there may be various adverse consequences and the Company and/or Allegiance may experience negative reactions from the financial markets and from their respective customers and employees. For example, the Company’s or Allegiance’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s or Allegiance’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, either the Company or Allegiance may be required to pay a termination fee of $32.5 million to the other party.

Additionally, each of the Company and Allegiance has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including certain outside consulting costs relating to integration preparation, as well as the costs and expenses of filing, printing and mailing this joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, the Company and Allegiance would have to pay these expenses without realizing the expected benefits of the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company and Allegiance

Table

have agreed to operate their respective businesses in the ordinary course prior to closing, which could cause the Company to be unable to pursue other beneficial opportunities that may arise prior to the completion of the merger.

The shares of the Company’s common stock to be received by holders of Allegiance common stock as a result of the merger will have different rights from shares of Allegiance common stock.

In the merger, holders of Allegiance common stock will become holders of the Company’s common stock and their rights as shareholders will be governed by Texas law and the governing documents of the combined company. The rights associated with the Company’s common stock are different in some respects from the rights associated with Allegiance common stock.

In connection with the merger, the Company will assume certain of Allegiance’s outstanding debt obligations, and the combined company’s level of indebtedness following the completion of the merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the merger, the Company will assume certain of Allegiance’s outstanding indebtedness, including trust preferred securities, which consist of junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current carrying value of $9.7 million at September 30, 2021, and $60.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due October 1, 2029. Allegiance Bank also has outstanding $40.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due December 15, 2027 that will be obligations of the combined bank. The Company’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of Allegiance’s outstanding indebtedness, could have important consequences for the combined company’s shareholders. For example, it could:

●	limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
●	restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
●	restrict the combined company from paying dividends to its shareholders;
●	increase the combined company’s vulnerability to general economic and industry conditions; and
●	require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness and dividends on the preferred stock, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

Holders of the Company’s common stock and holders of Allegiance common stock will have a reduced ownership and voting interest in the combined company after the merger and will exercise less influence over management.

Holders of the Company’s common stock and holders of Allegiance common stock currently have the right to vote in the election of the board of directors and on other matters affecting the Company and Allegiance, respectively. When the merger is completed, each holder of Allegiance common stock who receives shares of the Company’s common stock will become a holder of common stock of the Company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of Allegiance. Based on the number of shares of the Company and Allegiance common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of the Company’s common stock expected to be issued in the merger, the former holders of Allegiance common stock, as a group, are estimated to own approximately 54% of the fully diluted shares of the combined company immediately after the merger and current holders of the Company’s common stock as a group are estimated to own approximately 46% of the fully diluted shares of the combined company immediately after the merger. Because of this, holders of Allegiance common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of Allegiance, and holders of the Company’s common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

Table

The issuance of shares of the Company’s common stock in connection with the merger may adversely affect the market price of the Company’s common stock.

In connection with the payment of the merger consideration, the Company expects to issue more than one million shares of the Company’s common stock to Allegiance shareholders. The issuance of these new shares of the Company’s common stock may result in fluctuations in the market price of the Company’s common stock, including a stock price decrease.

Holders of the Company’s common stock will not have appraisal rights or dissenters’ rights in the merger.

Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction.

Under Section 10.354 of the TBOC, the holders of the Company’s common stock and the holders of Allegiance common stock will not be entitled to appraisal or dissenters’ rights in connection with the merger if, on the record date for the applicable special meeting, such shares of common stock are listed on a national securities exchange or held of record by more than 2,000 shareholders, holders of such common stock are not required to accept as consideration for their shares any consideration that is different from the consideration to be provided to any other holder of such common stock, other than cash instead of fractional shares, and holders of such common stock are not required to accept as consideration for their shares anything other than the shares of a domestic (Texas) entity which immediately after the effective date of the merger are either listed on a national securities exchange or held of record by more than 2,000 shareholders, cash paid in lieu of fractional shares or any combination of the foregoing.

The Company’s common stock is currently listed on the Nasdaq Global Select Market, a national securities exchange, and was so listed on the record date for the Company’s special meeting. If the merger is completed, holders of the Company’s common stock will not receive any consideration, and their shares of the Company’s common stock will remain outstanding and will constitute shares of the combined company, which shares are expected to continue to be listed on the Nasdaq Global Select Market at the effective time of the merger. Accordingly, holders of the Company’s common stock are not entitled to any appraisal or dissenters’ rights in connection with the merger.

Allegiance common stock is currently listed on the Nasdaq Global Market, a national securities exchange, and was so listed on the record date for the Allegiance special meeting. In addition, the holders of Allegiance common stock will receive shares of the Company’s common stock as consideration in the merger, which shares are currently listed on the Nasdaq Global Select Market, and are expected to continue to be so listed at the effective time. Accordingly, the holders of Allegiance common stock are not entitled to any appraisal or dissenters’ rights in connection with the merger.

Shareholder litigation could prevent or delay the closing of the merger or otherwise negatively affect the business and operations of the Company and Allegiance.

The Company and Allegiance may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and Allegiance and could prevent or delay the consummation of the merger.

The merger agreement limits the Company’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire the Company.

The merger agreement contains “no shop” covenants that restrict each of the Company’s and Allegiance’s ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the merger agreement has been terminated in accordance with its terms, approve or enter into any term sheet,

Table

letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other agreement in connection with or relating to any acquisition proposal.

The merger agreement further provides that, during the 12-month period following the termination of the merger agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, the Company or Allegiance may be required to pay to the other party a cash termination fee equal to $32.5 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition.

The merger agreement subjects the Company to certain restrictions on its business activities prior to the effective time.

The merger agreement subjects the Company and Allegiance to certain restrictions on their respective business activities prior to the effective time. The merger agreement obligates each of the Company and Allegiance to, and to cause each of its subsidiaries to, subject to certain specified exceptions, conduct its business in the ordinary course in all material respects and use reasonable best efforts to maintain and preserve intact its business organization, employees and advantageous business relationships. These restrictions could prevent the Company from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

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

A national economic downturn or deterioration of conditions in the Company’s market, such as the COVID-19 pandemic or the sustained instability of the oil and gas industry, could adversely impact the Company’s borrowers and cause losses beyond those that are provided for in its ACL due to increases in loan delinquencies, nonperforming assets, foreclosures, loan charge-offs and decreases in demand for its products and services, which could adversely impact the Company’s liquidity position and decrease the value of the collateral. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in borrowers seeking sources of liquidity, withdrawing deposits and drawing down credit commitments at rates greater than previously expected. In addition, the effects of the COVID-19 pandemic, including actions taken by individuals, businesses, government agencies and others in response to the COVID-19 pandemic, may aggravate the impact of the risk factors discussed herein on the Company’s business.

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

The Company maintains an ACL that represents management’s judgment of expected losses and risks of losses inherent in its loan portfolio. The determination of the appropriate level of the ACL is inherently highly subjective and

Table

requires significant estimates of and assumptions regarding current credit risks, future trends and forecasts, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans, significant changes in forecasted periods and other factors, both within and outside of the Company’s control, may require an increase of its ACL.

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

The Company’s primary markets in Houston, Beaumont and Dallas experienced limitations on commercial activity since the outbreak of COVID-19. Many businesses, particularly those in the Company’s primary markets, were subject to shutdowns at the onset of the pandemic and may become subject to additional shutdowns and restrictions if  COVID-19 cases increase. These challenging market conditions in which borrowers operate could cause declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose the Company to credit losses and could adversely affect its business, financial condition and results of operations. Moreover, the success of a small and medium-sized business often depends on the management skills, talents and efforts of a small group of people and the health, death, disability or resignation of one or more of the key management team, the inefficiency caused by remote working or the limited availability to work due to health concerns in response to COVID-19 could have an adverse impact on borrower’s businesses and their ability to repay their loans.

The Company participates in the small business loan program under the CARES Act, which may further expose it to credit losses from borrowers under such programs.

Among other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Bank offered deferral and forbearance plans and  participated in the PPP by making loans to small businesses consistent with the CARES Act that are fully guaranteed by the Small Business Administration, or SBA. Various governmental programs such as the PPP are complex and the Company’s participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to its reputation. In addition, participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers will be entitled and the Company is subject to the risk of PPP fraud cases.

Table

The Company is subject to risks arising from loans in its loan portfolio with real estate as a primary or secondary component of collateral.

As of December 31, 2021, $2.1 billion, or 73.6%, of the Company’s gross loans were loans with real estate as a primary or secondary component of collateral. Real estate values in many Texas markets have experienced periods of fluctuation and can fluctuate significantly in a short period. Adverse developments affecting real estate values and the liquidity could increase the credit risk associated with the Company’s loan portfolio, cause it to increase the ACL, significantly impair the value of property pledged as collateral on loans and affect the ability to sell the collateral upon foreclosure without additional losses.

As of December 31, 2021, $1.4 billion, or 48.0%, of the Company’s gross loans were nonresidential real estate loans (commercial real estate loans and multi-family residential loans). These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. As of December 31, 2021, the Company’s nonresidential real estate loans included $545.7 million of owner-occupied commercial real estate loans, which are generally less dependent upon income generated directly from the property, but still carry risks from the successful operation of the underlying business or adverse economic conditions. Additionally, as of December 31, 2021, the Company’s nonresidential real estate loans included $479.3 million of non-owner-occupied commercial real estate loans, which generally involve relatively large balances to single borrowers or related groups of borrowers. Nonresidential real estate loans expose a lender to greater credit risk because the collateral securing these loans is typically more difficult to liquidate due to fluctuations of the value of the collateral.

As of December 31, 2021, $460.7 million, or 16.0%, of the Company’s loans were construction and development loans, which typically are secured by a project under construction. It can be difficult to accurately evaluate the total funds required to complete a project and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, it may be unable to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period.

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

As of December 31, 2021, commercial and industrial loans were $634.4 million, or 22.0%, of the Company’s gross loans. Commercial and industrial loans are generally collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. Commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis and repayment is subject to the ongoing business operations risks of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than the Company anticipates, thus exposing it to increased credit risk.

Table

The Company’s largest loan and deposit relationships currently make up significant percentages of the loan portfolio and deposits.

As of December 31, 2021, the Company’s 15 largest loan relationships, including related entities, totaled $346.8 million, or 12.1%, of its gross loans. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, the Company could be at serious risk of material losses. The ACL may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively impact the Company’s earnings and capital. Even if the loans are collateralized, a large increase in classified assets could harm the Company’s reputation with regulators and inhibit its ability to execute its business plan.

As of December 31, 2021, the Company’s 15 largest depositors, including related entities, totaled $656.4 million, or 17.1%, of total deposits. Several of the Company’s large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of their deposits could lead to a loss of other deposits from customers within the relationship. Withdrawals of deposits by any one of the Company’s largest depositors or by the related customer groups could force the Company to rely more heavily on borrowings and other sources of funding for its business and withdrawal demands, which may be more expensive and less stable.

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

A significant percentage of the Company’s key employees and executive leaders live and work in Houston and Beaumont, Texas. This concentration of its personnel, technology, and facilities increases the Company’s risk of business disruptions if the COVID-19 pandemic (or a significant outbreak of another contagious disease) impacts the Houston, Beaumont or Dallas metropolitan areas negatively. Some of the Company’s employees and management contracted COVID-19. If the Company continues to experience cases of COVID-19 among the employees or such cases become widespread at the Company, it will place more pressure on the remaining employees to perform all functions across the organization while maintaining their health. Although certain remedial measures have been taken, including quarantine, temporary branch closure, remote working, and shift working, increased COVID-19 diagnoses may require the Company to take additional remediation measures and could impair its ability to conduct business. The Company may not be successful in retaining its key employees or finding adequate replacements for lost personnel.

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

Table

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

The Company’s access to funding sources, such as through its line of credit, capital markets offerings, borrowing from the Federal Reserve Bank of Dallas and the FHLB Dallas, or from other third-parties, in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

The Company is dependent on the use of data and modeling in its decision-making.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making and the employment of such analyses is becoming increasingly widespread in the Company’s operations. Liquidity stress testing, interest rate sensitivity analysis and the identification of possible violations of AML regulations are all examples of areas which are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While the Company is not currently subject to annual Dodd-Frank Act stress testing and Comprehensive Capital Analysis and Review submissions, it anticipates that model-derived testing may become more extensively implemented by regulators in the future.

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

Table

The Company’s accounting estimates rely on analytical and forecasting models.

The processes the Company uses to estimate its ACL, assess the value of financial instruments, goodwill and other intangibles for potential credit losses or impairment depend upon the use of analytical and forecasting models, judgments, assumptions and estimates that impact the amounts reported in the Company’s consolidated financial statements and accompanying notes. The accounting policies the Company considers to be the most significant accounting policies and methods requiring judgments, assumptions and estimates are discussed further in “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

The Company invests in securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledge requirements and meeting regulatory capital requirements. Factors beyond the Company’s control can significantly and adversely influence the fair value of securities in its portfolio. For example, fixed rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or issuers, defaults by the issuer or individual borrowers with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an expected credit loss which would require the Company to record an ACL and related provision which would impact earnings. The process for determining whether securities are impaired requiring an ACL usually requires subjective judgments about the future financial performance of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Although the Company has not recorded an ACL related to its securities portfolio as of December 31, 2021, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause it to record an ACL in future periods.

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

Table

Potential repurchases and indemnity requests for loans sold to correspondent banks.

The Company originates residential mortgage loans for sale to correspondent banks who may resell such mortgages to government-sponsored enterprises, such as Federal National Mortgage Loan Association, or Fannie Mae, Federal Home Loan Mortgage Corporate, or Freddie Mac, and other investors. As a part of this process, the Company makes various representations and warranties to the purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, the Company could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies to the originator of the mortgage. Although the Company did not repurchase any residential mortgage loans sold to correspondent banks in 2021, if it is forced to repurchase mortgage loans in the future that it previously sold to investors, or indemnify those investors, the Company’s business, financial condition and results of operations could be adversely impacted.

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

Table

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

The Company be adversely impacted by sustained volatility in oil prices and downturns in the energy industry.

The economy in Texas is dependent on the energy industry. Volatile oil prices, instability in the industry and the resulting downturns or lack of growth in the energy industry and energy-related business could have a negative impact on the Texas economy and adversely impact the Company’s results of operations and financial condition. The oil and gas industry experienced a sustained downturn due to low oil and gas prices. Although oil prices increased in 2022, the oil and gas industry has remained unstable and prolonged instability may cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets and could lead to increased credit stress in its loan portfolio, increased losses and weaker demand for lending. More significantly for the Company, low oil prices or general uncertainty resulting from energy price volatility could have other adverse impacts such as significant job losses in industries tied to energy, lower spending habits, lower borrowing needs, negative impact on construction and real estate related to energy and a number of other potential impacts that are difficult to isolate or quantify. The oil and gas industry may not recover meaningfully in the near term.

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

While the Company invests in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and it conducts periodic tests of its security systems and processes, the Company may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. As cyber-threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents.

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

Table

Risks Related to Legal, Reputational and Compliance Matters

The Company is subject to laws regarding the privacy, information security and protection of personal information.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that it maintains and in those maintained by third-parties with whom the Company contracts to provide data services. The Company also maintains important internal company data such as personally identifiable information about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third-parties). For example, the Company’s business is subject to the GLB Act which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about customers with nonaffiliated third-parties; (ii) requires it  provide certain disclosures to customers about information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with nonaffiliated third-parties (with certain exceptions); and (iii) requires that it develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of the Company’s activities and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. There are various state and federal data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase its costs.

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

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, the Company relies on information furnished by, or on behalf of, borrowers and counterparties, including financial statements, credit reports, audit reports, other financial information and representations as to accuracy and completeness of that information. Any intentional or negligent misrepresentation, if undetected prior to loan funding, may significantly lower the value of the loan, and the Company may be subject to regulatory action. The Company generally bears the risk of loss

Table

associated with these misrepresentations. The Company’s controls and processes may not detect misrepresented information. Any such misrepresented information could adversely impact the Company’s business, financial condition and results of operations.

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

As a community bank, the Company’s reputation within the communities served is critical to its success. The Company believes it has set itself apart from competitors by building strong personal and professional relationships with its customers and by being an active member of the communities it serves. The Company strives to enhance its reputation by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves and delivering superior service to customers. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including (i) lending practices, (ii) expansion strategy, (iii) product and service offerings, (iv) corporate governance, (v) regulatory compliance, (vi) mergers and acquisitions, (vii) disclosure, (viii) sharing or inadequate protection of customer information, (ix) successful or attempted cyber-attacks against the Company, its customers or its third-party partners or vendors and (x) failure to discharge any publicly announced commitments to employees or environmental, social and governance initiatives or to respond adequately to social and sustainability concerns from the viewpoint of its stakeholders from actions taken by government regulators and community organizations in response to the Company’s conduct. If the Company’s reputation is negatively affected by the actions of its employees or otherwise, the Company may be less successful in attracting new talent and customers or may lose existing customers. Further, negative public opinion can expose the Company to litigation and regulatory action and could delay and impede efforts to implement its expansion strategy.

Table

Risks Related to the Regulation of the Company’s Industry

The Company operates in a highly regulated environment.

The Company is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect the Company’s shareholders, but rather, they are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional operating costs. Failure to comply with these laws and regulations could subject the Company to restrictions on business activities, enforcement actions and fines and other penalties, any of which could adversely affect the Company’s results of operations, regulatory capital levels and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely impact the Company’s business, financial condition and results of operations. See “Part I.—Item 1.—Business—Supervision and Regulation.”

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

Table

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

Table

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

Table

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

Table

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

The Company’s directors and named executive officers beneficially owned approximately 26.0% of its outstanding common stock as a group at December 31, 2021. Consequently, the Company’s management and board of directors may be able to significantly affect its affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of the Company’s shareholders, such as mergers, the sale of substantially all the Company’s assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of the Company’s other

Table

shareholders to approve transactions that they may deem to be in the best interests of the Company. The interests of these insiders could conflict with the interests of the Company’s other shareholders.

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

In addition, the Company’s ability to declare or pay dividends is also subject to the terms of its loan agreement, which prohibits it from declaring or paying dividends upon the occurrence and during the continuation of an event of default. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 11.”

Table

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

The Company’s certificate of formation and its bylaws (each as amended and restated) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of the Company’s incumbent board of directors or management. The Company’s governing documents include provisions that:

●	empower its board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by the board of directors;
●	establish a classified board of directors, with directors of each class serving a three-year term upon completion of a phase-in period;
●	provide that a director may only be removed from office for cause and only upon a majority shareholder vote;
●	eliminate cumulative voting in elections of directors;
●	permit its board of directors to alter, amend or repeal the Company’s amended and restated bylaws or to adopt new bylaws;
●	calling a special shareholders’ meeting requires the request of holders of at least 50.0% of the outstanding shares of the Company’s capital stock entitled to vote;
●	prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
●	require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at the Company’s annual meeting of shareholders, to provide timely notice of their intent in writing; and
●	enable the Company’s board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

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

Furthermore, the Company’s bylaws provide that the state or federal courts located in Jefferson County, Texas, the county in which Beaumont is located, will be the exclusive forum for: (i) any actual or purported derivative action or proceeding brought on the Company’s behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of the Company’s directors or officers; (iii) any action asserting a claim against the Company or its directors or officers arising pursuant to the Texas Business Organizations Code, the Company’s certificate of formation, or its bylaws; or (iv) any action asserting a claim against the Company or its officers or directors that is governed by the internal affairs doctrine. Shareholders of the Company will be deemed to have notice of and have consented to the provisions of the Company’s bylaws related to choice of forum. The choice of forum provision in the Company’s bylaws may limit its shareholders’ ability to obtain a favorable judicial forum for disputes with it. Alternatively, if a court were to find the choice of forum provision contained in the Company’s bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Table

Item 2. Properties

The Bank operates 34 banking locations, all of which are in Texas. The headquarters of the Bank is located at 5999 Delaware Street, Beaumont, Texas 77706 and the telephone number is (409) 861-7200. A majority of the Company’s executives are located in Houston at 9 Greenway Plaza, Suite 110, Houston, Texas 77046 and the telephone number is (713) 210-7600. The Bank operates branches in the following Texas locations:

	Number of Branches	Owned	Leased
Houston market:
Baytown	1	1	—
Boling	1	1	—
Crosby	2	2	—
Houston	8	3	5
Humble	1	1	—
Pasadena	1	1	—
Sugar Land	1	1	—
Tomball	1	1	—
Wharton	1	—	1
The Woodlands	1	—	1
	18	11	7
Beaumont market:
Beaumont	4	2	2
Buna	1	1	—
Jasper	1	1	—
Kirbyville	1	1	—
Lumberton	1	1	—
Nederland	1	1	—
Newton	1	1	—
Orange	1	1	—
Port Arthur	1	1	—
Silsbee	1	1	—
Vidor	1	1	—
Woodville	1	1	—
	15	13	2
Dallas market:
Preston Center	1	—	1
Total	34	24	10

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive-in and leases the branch. The Company believes that lease terms for the 10 branches that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2023 to 2045, without consideration of any renewal periods available.

Table

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Shares of the Company’s common stock are traded on the Nasdaq under the symbol “CBTX”.

Holders of Record

As of February 18, 2022, there were approximately 511 holders of record of the Company’s common stock. Additionally, a greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

During 2021, 214,219 shares were repurchased under the Company’s share repurchase programs at an average price of $27.19 per share and during 2020, 431,814 shares were repurchased under the Company’s share repurchase programs at an average price of $20.62 per share. Shares repurchased in 2021 and 2020 were retired and returned to the status of authorized but unissued shares.

Table

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended December 31, 2021 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Shares Purchased	Number of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(3)
October 1, 2021 - October 31, 2021	—	—	—	1,470,588
November 1, 2021 - November 30, 2021	6,430	$ 28.36	—	1,438,849
December 1, 2021 - December 31, 2021	5,526	$ 28.68	—	1,379,310
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	No shares were purchased under the 2021 Repurchase Plan during the fourth quarter of 2021.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of the periods shown.

Stock Performance Graph

The following performance graph compares total shareholder’s return on the Company’s common stock for the period beginning at the close of trading on November 7, 2017 and for the last trading date of each year from 2017 to 2021, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Bank Index for the same periods. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 7, 2017, in the Company’s common stock, including reinvestment of dividends and October 31, 2017 in the Nasdaq Composite Index and the Nasdaq Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

	11/7/17	12/17	12/18	12/19	12/20	12/21
CBTX, Inc.	$100.00	$106.11	$105.84	$113.55	$94.99	$109.99
NASDAQ Composite	100.00	102.83	99.91	136.58	197.92	241.82
NASDAQ Bank	100.00	101.83	84.68	105.03	97.19	138.69

Item 6. Reserved

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I.—Item 1A. —Risk Factors” and the following:

●	natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the continued impact of the COVID-19 pandemic (including risks related to its customers’ credit quality, deferrals and modifications to loans);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general, in the financial services industry and within the Company’s primary markets;
●	sustained instability of the oil and gas industry in general and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	the Company’s ability to pursue available remedies in the event of a loan default for Paycheck Protection Program, or PPP, loans and the risk of holding such loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third- or fourth-party servicers;
●	the failure of certain third- or fourth-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;

Table

●	the costs, effects and results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	governmental or regulatory responses to the COVID-19 pandemic that may impact the Company’s loan portfolio and forbearance practice;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	the possible substantial costs related to the merger and integration;
●	the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized;
●	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	the ability to retain the Company’s or Allegiance personnel successfully after the merger is completed;
●	the ability by each of Allegiance and the Company to obtain required governmental approvals of the merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
●	the occurrence of any event, change or other circumstances that could give rise to the right of us and/or Allegiance to terminate the merger agreement with respect to the merger;
●	disruption to the parties’ businesses as a result of the announcement and pendency of the merger;
●	the risks related to the Company’s assumption of certain of Allegiance’s outstanding debt obligations and the combined company’s level of indebtedness following the completion of the merger;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in the merger;
●	the failure of the closing conditions in the merger agreement to be satisfied, or any unexpected delay in closing the merger;
●	the failure to obtain the necessary approvals by the shareholders of Allegiance or the Company;
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger;
●	and other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

Pending Merger

On November 8, 2021, Allegiance (NASDAQ:ABTX) and the Company jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of the Company’s common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and the Company as of November 5, 2021, Allegiance shareholders will own approximately 54% and the Company’s shareholders will own approximately 46% of the combined company. The companies have submitted the required regulatory filings and the parties anticipate closing in the second quarter of 2022.

There are or will be important factors that could cause the actual results of the merger to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I.—Item 1A. —Risk Factors”.

●	the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized;
●	disruption to the parties’ businesses as a result of the announcement and pendency of the merger;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
●	the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;

Table

●	the failure to obtain the necessary approvals by the shareholders of Allegiance or the Company;
●	the amount of the costs, fees, expenses and charges related to the merger; the ability by each of Allegiance and the Company to obtain required governmental approvals of the merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger; the failure of the closing conditions in the merger agreement to be satisfied, or any unexpected delay in closing the merger;
●	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in the merger; general competitive, economic, political and market conditions;
●	and other factors that may affect future results of the Company and Allegiance, including changes in asset quality and credit risk;
●	the inability to sustain revenue and earnings growth;
●	changes in interest rates and capital markets;
●	inflation; customer borrowing, repayment, investment and deposit practices;
●	the impact, extent and timing of technological changes;
●	capital management activities; and other actions of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and OCC and legislative and regulatory actions and reforms;
●	and other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Part IV.—Item 15.—Exhibits and Financial Statement Schedules” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Part I.—Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

Allegiance and the Company disclaim any obligation and do not intend to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

Information about the Merger and Where to Find It

This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.

In connection with the proposed merger, the Company has filed a registration statement on Form S-4 with the SEC to register the shares of the Company’s common stock that will be issued to Allegiance shareholders in connection with the merger. The registration statement will include a joint proxy statement/prospectus and other relevant materials in connection with the proposed merger, which will be sent to the shareholders of the Company and Allegiance seeking their approval of the proposed merger.

WE URGE INVESTORS AND SECURITY HOLDERS TO READ THE REGISTRATION STATEMENT ON FORM S-4, THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4 AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE PROPOSED MERGER BECAUSE

Table

THEY CONTAIN IMPORTANT INFORMATION ABOUT ALLEGIANCE, THE COMPANY AND THE PROPOSED MERGER.

Investors and security holders may obtain free copies of these documents, once they are filed, and other documents filed with the SEC by Allegiance or the Company through the website maintained by the SEC at https://www.sec.gov. Documents filed with the SEC by the Company will be available free of charge by accessing the Company’s website at www.communitybankoftx.com under the heading “Investor Relations” or, alternatively, by directing a request by mail or telephone to CBTX, Inc., 9 Greenway Plaza, Suite 110, Houston, Texas 77046, Attn: Investor Relations, (713) 210-7600, and documents filed with the SEC by Allegiance will be available free of charge by accessing Allegiance’s website at www.allegiancebank.com under the heading “Investor Relations” or, alternatively, by directing a request by mail or telephone to Allegiance Bancshares, Inc., 8847 West Sam Houston Parkway, N., Suite 200, Houston, Texas 77040, (281) 894-3200.

Participants in the Solicitation

The Company, Allegiance and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company and Allegiance in connection with the proposed merger. Certain information regarding the interests of these participants and a description of their direct or indirect interests, by security holdings or otherwise, will be included in the joint proxy statement/prospectus regarding the proposed merger when it becomes available. Additional information about the directors and executive officers of the Company and their ownership of the Company’s common stock is set forth in the Company’s proxy statement for its annual meeting of shareholders, filed with the SEC on April 14, 2021. Additional information about the directors and executive officers of Allegiance and their ownership of Allegiance’s common stock is set forth in Allegiance’s proxy statement for its annual meeting of shareholders, filed with the SEC on March 10, 2021. These documents can be obtained free of charge from the sources described above.

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

Table

On September 7, 2021, the Company was informed by the OCC that it terminated the Formal Agreement, between the Bank and the OCC regarding BSA/AML compliance matters. On December 16, 2021, the Bank entered into an OCC Consent Order regarding BSA/AML compliance matters. Under the OCC Consent Order, the Bank paid a civil money penalty of $1.0 million.

On December 15, 2021, the Bank entered into the FinCEN Consent Order. Under the terms of the FinCEN Consent Order, the Bank paid a civil money penalty of $8.0 million; provided, however, that FinCEN agreed to credit the Bank the $1.0 million civil money penalty imposed by the OCC described above. As a result, the Bank paid an aggregate sum of $8.0 million under the OCC Consent Order and the FinCEN Consent Order. The OCC Consent Order and the FinCEN Consent Order each settle the civil money proceedings against the Bank initiated by the OCC and FinCEN. See “Item 1A.—Risk Factors.”

Information Regarding COVID-19 Impact and Uncertain Economic Outlook

The COVID-19 pandemic and actions taken in response to it, combined with the sustained instability in the oil and gas industry, negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly subject to the financial impact of the sustained instability in the oil and gas industry. Although oil prices increased in January 2022, the industry remains in a downturn. As a result of these factors and the impact on the loan portfolio, the Company increased the ACL and provision for credit losses during 2020, which negatively impacted the Company’s net income and due to improvements in the national and local economies and related forecasts and the reduction of the loan portfolio, the Company reduced the ACL in during 2021. The future impact of the COVID-19 pandemic is uncertain but could materially affect the Company’s future financial and operational results. See “Part I.—Item 1A.—Risk Factors.”

Table

The risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators, as of the dates indicated below were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
(Dollars in thousands)	2021	2021	2021	2021	2020
Risk grades:
Pass	$2,783,385	$2,526,395	$2,645,811	$2,810,248	$2,835,768
Special mention	12,807	4,661	14,276	10,508	14,088
Substandard	80,235	86,501	80,535	83,032	86,814
Total gross loans	$2,876,427	$2,617,557	$2,740,622	$2,903,788	$2,936,670
Past due loans:
30 to 59 days past due	$905	$2,755	$39	$1,377	$1,463
60 to 89 days past due	34	143	—	495	2,074
90 days or greater past due	197	104	217	4,019	2,375
Total past due loans	$1,136	$3,002	$256	$5,891	$5,912
Loans individually evaluated:
Accruing troubled debt restructurings	$30,709	$31,656	$31,789	$27,709	$32,880
Non-accrual troubled debt restructurings	20,019	17,834	18,196	18,913	19,173
Total troubled debt restructurings	50,728	49,490	49,985	46,622	52,053
Other non-accrual	2,549	2,751	2,777	4,595	4,844
Other accruing	5,995	5,260	836	836	746
Total loans individually evaluated	$59,272	$57,501	$53,598	$52,053	$57,643
Nonperforming assets:
Nonaccrual loans	$22,568	$20,585	$20,973	$23,508	$24,017
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	22,568	20,585	20,973	23,508	24,017
Foreclosed assets	—	—	—	106	—
Total nonperforming assets	$22,568	$20,585	$20,973	$23,614	$24,017

The table above shows the trend of loan performance indicators over the past five reporting periods. Loan performance indicators reflected worsening loan performance during 2020, primarily as a result of the impact of the COVID-19 pandemic and sustained instability in the oil and gas industry on the Company’s borrowers. Substantially all of the loan performance indicators have shown improvement during 2021. Although national and local economies and economic forecasts improved during 2021, the COVID-19 pandemic continues to have an ongoing impact through supply disruptions and other uncertainties and the oil and gas industry is still experiencing instability. If the national and/or local economies and economic forecasts and loan performance indicators worsen in the future, increases in the ACL through additional provisions for credit losses may occur which would negatively impact net income.

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020 and 2021. A majority of borrowers with deferral arrangements have returned to normal contractual payment schedules and the Company continues to provide deferred payment arrangements to a small number of businesses. The Company had 7 loans subject to such deferral arrangements with outstanding principal balances of $18.5 million at December 31, 2021 and 21 loans on deferral arrangements with total outstanding principal balances totaling $38.4 million at December 31, 2020.

Table

During the years ended December 31, 2021 and 2020, the Company participated in PPP lending under the CARES Act, which facilitates loans to small businesses See “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” and “Part I. —Item 1A.—Risk Factors.”

Results of Operations

Year Ended December 31, 2021 vs Year Ended December 31, 2020

The increase in net income during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to fluctuations in the provision (recapture) for credit losses, increased noninterest expense, decreased net interest income, increased noninterest income and increased income tax expense. See further analysis of the material fluctuations in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Interest income	$132,093	$138,693	$(6,600)	(4.8)%
Interest expense	5,926	10,087	(4,161)	(41.3)%
Net interest income	126,167	128,606	(2,439)	(1.9)%
Provision (recapture) for credit losses	(10,773)	18,892	(29,665)	(157.0)%
Noninterest income	16,264	14,781	1,483	10.0%
Noninterest expense	107,686	92,100	15,586	16.9%
Income before income taxes	45,518	32,395	13,123	40.5%
Income tax expense	9,920	6,034	3,886	64.4%
Net income	$35,598	$26,361	$9,237	35.0%
Earnings per share - basic	$1.46	$1.06
Earnings per share - diluted	1.45	1.06
Dividends per share	0.52	0.40

Net Interest Income

Net interest income decreased $2.4 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower average loans, lower rates on interest-earning assets and higher average interest-bearing deposits, which was partially offset by higher average securities and interest-bearing deposits at other financial institutions and lower rates on interest-bearing deposits.

The yield on interest-earning assets was 3.43% for the year ended December 31, 2021, compared to 3.98% for the year ended December 31, 2020. The cost of interest-bearing liabilities was 0.31% for the year ended December 31, 2021 and 0.57% for the year ended December 31, 2020. The Company’s net interest margin on a tax equivalent basis was 3.31% for the year ended December 31, 2021, compared to 3.73% for the year ended December 31, 2020. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities did not decrease to the same extent, which caused compression of the Company’s net interest margin on a tax equivalent basis during 2021. Although competitive pressures have caused the costs of interest-bearing deposits to not drop in tandem with decreases in market rates for interest-earning assets, they remain a low-cost source of funds, as compared to other sources of funds.

The yield on loans for the years ended December 31, 2021 and 2020 was impacted by the Company’s participation in PPP financing. The Company recognized a net yield of 5.80% and 2.79% on PPP loans during the years ended December 31, 2021 and 2020, respectively. Without PPP loans, the Company’s average yield on loans would have been 4.39% and 4.75% for those same periods.

Interest earned on PPP loans for the years ended December 31, 2021 and 2020 included the recognition of $8.4 million and $4.0 million, respectively, of origination fee income, net of associated costs, related to PPP loans. At December 31, 2021 and 2020, the Company had $1.5 million and $4.2 million of deferred loan fees and costs related to PPP loans outstanding.

Table

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated below.

	Years Ended December 31,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate	Balance	Interest Paid	Rate
Assets
Interest-earning assets:
Total loans(1)	$2,784,663	$124,605	4.47%	$2,862,911	$131,678	4.60%
Securities	323,952	5,736	1.77%	236,625	4,768	2.02%
Interest-bearing deposits at other financial institutions	731,996	1,123	0.15%	366,628	1,568	0.43%
Equity investments	14,350	629	4.38%	14,874	679	4.57%
Total interest-earning assets	3,854,961	$132,093	3.43%	3,481,038	$138,693	3.98%
Allowance for credit losses for loans	(37,892)			(35,448)
Noninterest-earning assets	316,575			312,672
Total assets	$4,133,644			$3,758,262
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,870,148	$5,024	0.27%	$1,703,543	$9,168	0.54%
Federal Home Loan Bank advances	50,000	885	1.77%	55,205	903	1.64%
Other interest-bearing liabilities	8	17	—	1,631	16	0.98%
Total interest-bearing liabilities	1,920,156	$5,926	0.31%	1,760,379	$10,087	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,603,006			1,404,027
Other liabilities	51,885			50,464
Total noninterest-bearing liabilities	1,654,891			1,454,491
Shareholders’ equity	558,597			543,392
Total liabilities and shareholders’ equity	$4,133,644			$3,758,262
Net interest income		$126,167			$128,606
Net interest spread(2)			3.12%			3.41%
Net interest margin(3)			3.27%			3.69%
Net interest margin - tax equivalent(4)			3.31%			3.73%

(1)	Includes average outstanding balances related to loans held for sale.
(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	Tax equivalent adjustments of $1.4 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, were computed using a federal income tax rate of 21%.

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

	Year Ended December 31, 2021,
	Compared to Year Ended December 31, 2020
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(3,113)	$(3,599)	$(361)	$(7,073)
Securities	(783)	1,764	(13)	968
Interest-bearing deposits at other financial institutions	(2,012)	1,571	(4)	(445)
Equity investments	(24)	(24)	(2)	(50)
Total decrease in interest income	(5,932)	(288)	(380)	(6,600)
Interest-bearing liabilities:
Interest-bearing deposits	(5,019)	900	(25)	(4,144)
Federal Home Loan Bank advances	69	(85)	(2)	(18)
Other interest-bearing liabilities	2	(1)	—	1
Total increase (decrease) in interest expense	(4,948)	814	(27)	(4,161)
Decrease in net interest income	$(984)	$(1,102)	$(353)	$(2,439)

Provision (Recapture) for Credit Losses

The provision (recapture) for credit losses is an income adjustment used to maintain the ACL at a level deemed appropriate by management to absorb inherent losses on existing loans. The recapture of credit losses of $10.8 million in 2021 primarily resulted from the adjustment of certain qualitative factors used to determine the ACL due to the continued improvements in the national and local economies and forecast assumptions. The provision for credit losses of $18.9 million in 2020 primarily resulted from the impact of the COVID-19 pandemic, sustained instability of the oil and gas industry, an increase in adversely graded loans and an increase in charge-offs of $3.1 million from 2019 to 2020.

The ACL for loans was $31.3 million, or 1.09%, of loans excluding loans held for sale at December 31, 2021 and $40.6 million, or 1.39%, at December 31, 2020. The decrease in the ACL for loans during 2021, as compared to 2020, was primarily the result of the adjustment of certain qualitative factors utilized in the Company’s ACL estimate due to the continued improvements in the national and local economies and forecast assumptions.

Noninterest Income

The following table presents components of noninterest income for the years ended December 31, 2021 and 2020 and the period-over-period changes in the categories of noninterest income:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Deposit account service charges	$5,082	$5,026	$56	1.1%
Card interchange fees	4,200	3,831	369	9.6%
Earnings on bank-owned life insurance	3,488	2,422	1,066	44.0%
Net gain on sales of assets	1,828	755	1,073	142.1%
Other	1,666	2,747	(1,081)	(39.4)%
Total noninterest income	$16,264	$14,781	$1,483	10.0%

The increase of $1.5 million for 2021, compared to 2020, was primarily due to gains of $1.9 million related to bank-owned life insurance policies recorded during 2021, compared to gains of $769,000 related to bank-owned life insurance policies recorded during 2020. Net gains on sales of assets increased $1.1 million from $755,000 for 2020 to $1.8 million for 2021.

Table

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Salaries and employee benefits	$60,531	$55,415	$5,116	9.2%
Occupancy expense	10,384	10,106	278	2.8%
Professional and director fees	6,467	8,348	(1,881)	(22.5)%
Data processing and software	6,582	5,369	1,213	22.6%
Regulatory fees	9,901	1,798	8,103	450.7%
Advertising, marketing and business development	1,551	1,500	51	3.4%
Telephone and communications	2,000	1,752	248	14.2%
Security and protection expense	1,791	1,447	344	23.8%
Amortization of intangibles	738	846	(108)	(12.8)%
Other expenses	7,741	5,519	2,222	40.3%
Total noninterest expense	$107,686	$92,100	$15,586	16.9%

The increase in noninterest expense of $15.6 million for 2021, compared to 2020, was primarily due to the payment of $8.0 million in civil money penalties to resolve BSA/AML compliance matters included in regulatory fees, $1.7 million of costs related to the pending merger with Allegiance in 2021 included in other expenses and a $5.1 million increase in salaries and employee benefits. The increase in salaries and employee benefits during 2021, compared to 2020, resulted from increased claims under the Company’s self-funded health plan, increased bonus expense, increased stock-based compensation expense and increased salary expense. Professional and director fees decreased $1.9 million primarily due to lower consulting fees incurred in 2021 associated with BSA/AML compliance matters.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Income tax expense	$ 9,920	$ 6,034
Effective tax rate	21.79%	18.63%

The differences between the federal statutory rate of 21% and the effective tax rates were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance earnings. The tax rate for the year ended December 31, 2021 was also impacted by the resolution of the BSA/AML compliance matters as the civil money penalty payments are not tax deductible.

Table

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

	Years Ended December 31,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate	Balance	Interest Paid	Rate
Assets
Interest-earning assets:
Total loans(1)	$2,862,911	$131,678	4.60%	$2,608,505	$141,388	5.42%
Securities	236,625	4,768	2.02%	233,543	5,954	2.55%
Other interest-earning assets	366,628	1,568	0.43%	243,349	5,333	2.19%
Equity investments	14,874	679	4.57%	14,852	720	4.85%
Total interest-earning assets	3,481,038	$138,693	3.98%	3,100,249	$153,395	4.95%
Allowance for credit losses for loans	(35,448)			(24,971)
Noninterest-earning assets	312,672			299,387
Total assets	$3,758,262			$3,374,665
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,703,543	$9,168	0.54%	$1,566,038	$15,999	1.02%
Federal Home Loan Bank advances	55,205	903	1.64%	61,589	1,386	2.25%
Other interest-bearing liabilities	1,631	16	0.98%	1,046	22	2.10%
Total interest-bearing liabilities	1,760,379	$10,087	0.57%	1,628,673	$17,407	1.07%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,404,027			1,193,527
Other liabilities	50,464			37,458
Total noninterest-bearing liabilities	1,454,491			1,230,985
Shareholders’ equity	543,392			515,007
Total liabilities and shareholders’ equity	$3,758,262			$3,374,665
Net interest income		$128,606			$135,988
Net interest spread(2)			3.41%			3.88%
Net interest margin(3)			3.69%			4.39%
Net interest margin - tax equivalent(4)			3.73%			4.42%

(1)	Includes average outstanding balances related to loans held for sale.
(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	Tax equivalent adjustments of $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, were computed using a federal income tax rate of 21%.

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

	Year Ended December 31, 2020,
	Compared to Year Ended December 31, 2019
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(23,886)	$13,789	$387	$(9,710)
Securities	(1,281)	79	16	(1,186)
Other interest-earning assets	(6,480)	2,700	15	(3,765)
Equity investments	(44)	1	2	(41)
Total increase (decrease) in interest income	(31,691)	16,569	420	(14,702)
Interest-bearing liabilities:
Interest-bearing deposits	(8,278)	1,403	44	(6,831)
Federal Home Loan Bank advances	(343)	(144)	4	(483)
Other interest-bearing liabilities	(8)	2	—	(6)
Total increase (decrease) in interest expense	(8,629)	1,261	48	(7,320)
Increase (decrease) in net interest income	$(23,062)	$15,308	$372	$(7,382)

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

Table

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

Income Tax Expense

Income tax expense was $6.0 million and $11.6 million for the years ended December 31, 2020 and 2019, respectively. The amount of income tax expense for each year was impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2020
Income tax expense	$ 6,034	$ 11,571
Effective tax rate	18.63%	18.64%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax-exempt interest income and bank-owned life insurance earnings. The decrease in the effective rate for the year ended December 31, 2020 was primarily due to tax-exempt gains related to the bank-owned life insurance.

Table

Financial Condition

Total assets were $4.5 billion as of December 31, 2021, compared to $3.9 billion as of December 31, 2020. The increase of $536.8 million, or 13.6%, was primarily due to a $412.1 million increase in cash and cash equivalents and a $187.8 million increase in securities, partially offset by a $47.3 million decrease in net loans. Total liabilities were $3.9 billion as of December 31, 2021, compared to $3.4 billion as of December 31, 2020, an increase of $521.1 million primarily due to an increase in deposits of $529.5 million. See further analysis in the related discussions that follow.

	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$2,867,524	$2,924,117	$(56,593)	(1.9)%
Allowance for credit losses	(31,345)	(40,637)	(9,292)	(22.9)%
Loans, net	2,836,179	2,883,480	(47,301)	(1.6)%
Cash and cash equivalents	950,146	538,007	412,139	76.6%
Securities	425,046	237,281	187,765	79.1%
Premises and equipment, net	58,417	61,152	(2,735)	(4.5)%
Goodwill	80,950	80,950	—	—
Other intangibles	3,658	4,171	(513)	(12.3)%
Loans held for sale	164	2,673	(2,509)	(93.9)%
Operating lease right-to-use asset	11,191	13,285	(2,094)	(15.8)%
Other assets	120,250	128,218	(7,968)	(6.2)%
Total assets	$4,486,001	$3,949,217	$536,784	13.6%
Liabilities:
Deposits	$3,831,284	$3,301,794	$529,490	16.0%
Federal Home Loan Bank advances	50,000	50,000	—	—
Operating lease liabilities	14,142	16,447	(2,305)	(14.0)%
Other liabilities	28,450	34,525	(6,075)	(17.6)%
Total liabilities	3,923,876	3,402,766	521,110	15.3%
Shareholders' equity	562,125	546,451	15,674	2.9%
Total liabilities and shareholders' equity	$4,486,001	$3,949,217	$536,784	13.6%

Loan Portfolio

The loan portfolio by loan class as of the dates indicated below was as follows:

	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Commercial and industrial	$634,384	$742,957	$(108,573)	(14.6)%
Real estate:
Commercial real estate	1,091,969	1,041,998	49,971	4.8%
Construction and development	460,719	522,705	(61,986)	(11.9)%
1-4 family residential	277,273	239,872	37,401	15.6%
Multi-family residential	286,396	258,346	28,050	10.9%
Consumer	28,090	33,884	(5,794)	(17.1)%
Agriculture	7,941	8,670	(729)	(8.4)%
Other	89,655	88,238	1,417	1.6%
Gross loans	2,876,427	2,936,670	(60,243)	(2.1)%
Less deferred fees and unearned discount	(8,739)	(9,880)	(1,141)	(11.5)%
Less loans held for sale	(164)	(2,673)	(2,509)	93.9%
Loans excluding loans held for sale	2,867,524	2,924,117	(56,593)	(1.9)%
Less allowance for credit losses for loans	(31,345)	(40,637)	(9,292)	(22.9)%
Loans, net	$2,836,179	$2,883,480	$(47,301)	(1.6)%

Table

Loans excluding loans held for sale were $2.9 billion at December 31, 2021 and $2.9 billion at December 31, 2020. The decrease of $56.6 million from December 31, 2020 to December 31, 2021 was primarily due to loan paydowns outpacing loan originations, which were partially offset by the purchase of loans from a third party totaling $81.4 million.

The decrease in loans was also impacted by the decrease in the Company’s PPP loans which were $52.8 million, net of deferred fees and unearned discounts, at December 31, 2021 and $271.2 million at December 31, 2020. The PPP program has been closed to further borrowings and the Company has not originated any new loans under this program since the second quarter of 2021. At December 31, 2021, the Company has 330 PPP loans outstanding and 260 of these were originated in 2021 and are not due for any payment until July 2022 at the earliest.

The contractual maturity of loans in the loan portfolio and loans with fixed and variable interest rates in each maturity range as of date indicated below were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
December 31, 2021
Commercial and industrial:
Fixed rate	$68,658	$207,140	$4,328	$—	$280,126
Variable rate	178,917	124,374	50,471	496	354,258
	247,575	331,514	54,799	496	634,384
Real estate:
Commercial real estate:
Fixed rate	58,134	485,587	25,410	1,388	570,519
Variable rate	72,184	269,762	156,397	23,107	521,450
	130,318	755,349	181,807	24,495	1,091,969
Construction and development:
Fixed rate	56,581	79,877	12,454	12,163	161,075
Variable rate	61,378	221,903	6,530	9,833	299,644
	117,959	301,780	18,984	21,996	460,719
1-4 family residential:
Fixed rate	5,847	35,660	21,782	91,633	154,922
Variable rate	1,136	4,094	13,318	103,803	122,351
	6,983	39,754	35,100	195,436	277,273
Multi-family residential:
Fixed rate	1,313	8,437	235,528	—	245,278
Variable rate	3,385	36,465	1,268	—	41,118
	4,698	44,902	236,796	—	286,396
Consumer:
Fixed rate	6,946	8,501	—	—	15,447
Variable rate	11,382	1,261	—	—	12,643
	18,328	9,762	—	—	28,090
Agriculture:
Fixed rate	4,961	825	—	—	5,786
Variable rate	2,118	37	—	—	2,155
	7,079	862	—	—	7,941
Other:
Fixed rate	1,041	1,744	393	—	3,178
Variable rate	21,616	64,470	391	—	86,477
	22,657	66,214	784	—	89,655
Total:
Fixed rate loans	203,481	827,771	299,895	105,184	1,436,331
Variable rate loans	352,116	722,366	228,375	137,239	1,440,096
Total gross loans	$555,597	$1,550,137	$528,270	$242,423	$2,876,427

Table

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$22,568	$24,017
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	22,568	24,017
Foreclosed assets	—	—
Total nonperforming assets	$22,568	$24,017
Total assets	$4,486,001	$3,949,217
Loans excluding loans held for sale	2,867,524	2,924,117
Allowance for credit losses for loans	31,345	40,637
Allowance for credit losses for loans to nonaccrual loans	138.89%	169.20%
Nonperforming loans to loans excluding loans held for sale	0.79%	0.82%
Nonperforming assets to total assets	0.50%	0.61%

Nonperforming assets to total assets improved to 0.50% of total assets at December 31, 2021 from 0.61% of total assets at December 31, 2020 due to the $536.8 million increase in total assets discussed above and the $1.5 million decrease in NPA between those periods.

Troubled Debt Restructurings

The Company has certain loans that have been restructured due to the borrower’s financial difficulties. The troubled debt restructurings granted during the years ending December 31, 2021 and 2020 which remain outstanding at period end were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—
December 31, 2020
Commercial and industrial	17	$10,343	$7,475	$—	$2,637	$231
Real estate:
Commercial real estate	9	18,867	18,867	—	—	—
Construction and development	5	12,905	12,648	—	—	257
1-4 family residential	5	1,629	1,651	—	—	—
Total	36	$43,744	$40,641	$—	$2,637	$488

Table

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks loan grades that are used as credit quality indicators. The internal ratings of loans as of the dates indicated below were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total gross loans	$2,835,768	$14,088	$86,814	$2,936,670

During the year ended December 31, 2021, loans with an internal rating of pass decreased $52.4 million primarily due to loan payoffs and payments collected. Loans with an internal rating of special mention decreased $1.3 million and loans with an internal rating of substandard decreased $6.6 million during the same period, primarily due to loan payoffs and payments collected.

Allowance for Credit Losses

The Company maintains an ACL that represents management’s best estimate of the expected credit losses and risks inherent in the loan portfolio. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the ACL, the Company estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current and forecasted economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. Please refer to “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 6” and “Part II.—Item 7.—Management’s Discussion and Analysis—Critical Accounting Policies—Allowance for Credit Losses.”

Table

The ACL by loan category as of the dates indicated below was as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$11,214	35.7%	$13,035	32.1%
Real estate:
Commercial real estate	11,015	35.1%	13,798	34.0%
Construction and development	3,310	10.6%	6,089	15.0%
1-4 family residential	2,105	6.7%	2,578	6.3%
Multi-family residential	1,781	5.7%	2,513	6.2%
Consumer	406	1.3%	440	1.1%
Agriculture	88	0.3%	137	0.3%
Other	1,426	4.6%	2,047	5.0%
Total allowance for credit losses for loans	$31,345	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,867,524		2,924,117
ACL for loans to loans excluding loans held for sale	1.09%		1.39%

The ACL for loans was $31.3 million, or 1.09%, of loans excluding loans held for sale at December 31, 2021 and $40.6 million, or 1.39%, at December 31, 2020. The decrease in the ACL for loans during 2021, as compared to 2020, was primarily the result of the adjustment of certain qualitative factors utilized in the Company’s ACL estimate due to the continued improvements in the national and local economies and forecast assumptions.

Activity in the ACL for loans for the dates indicated below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$40,637	$25,280
Impact of CECL adoption	—	874
Provision (recapture):
Commercial and industrial	(2,255)	4,432
Real estate:
Commercial real estate	(2,783)	5,979
Construction and development	(2,779)	1,543
1-4 family residential	(469)	666
Multi-family residential	(732)	520
Consumer	(127)	175
Agriculture	(96)	(13)
Other	(621)	4,772
Total provision (recapture)	(9,862)	18,074
Net (charge-offs) recoveries:
Commercial and industrial	434	80
Real estate:
Commercial real estate	—	(16)
1-4 family residential	(4)	(70)
Consumer	93	(98)
Agriculture	47	12
Other	—	(3,499)
Total net (charge-offs) recoveries	570	(3,591)
Ending balance	$31,345	$40,637
Total average loans	2,784,663	2,862,911
Net charge-offs (recoveries) to total average loans	(0.02)%	0.13%

Table

Annualized net charge-off (recoveries) to average loans by loan category for the periods shown below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	(0.06)%	(0.01)%
Real estate:
Commercial real estate	—	—
Construction and development	—	—
1-4 family residential	—	(0.03)%
Multi-family residential	—	0.00%
Consumer	(0.30)%	(0.28)%
Agriculture	(0.57)%	0.13%
Other	—	(4.00)%

The ACL for unfunded commitments was $3.3 million and $4.2 million at December 31, 2021 and 2020, respectively. The decrease in the ACL for unfunded commitments was primarily due an adjustment to qualitative factors associated with the national and local economies and forecast assumptions as these factors improved, which was partially offset by an increase in the availability on the unfunded commitments.

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

As of December 31, 2021, the fair value of the Company’s securities totaled $425.0 million, compared to $237.3 million as of December 31, 2020, an increase of $187.8 million. Amortized cost increased $192.5 million during the year ended December 31, 2021, primarily as a result of purchases totaling $858.4 million outpacing maturities, sales, calls and paydowns totaling $664.3 million and amortization of $1.6 million. Net unrealized gains on the securities portfolio were $3.9 million at December 31, 2021, compared to $8.6 million at December 31, 2020. This decrease of $4.7 million was due to a reduction in fair value as a result of market fluctuations.

The Company’s mortgage-backed securities at December 31, 2021 and 2020 were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized

Table

loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2021
Debt securities:
State and municipal securities	2.42%	—	2.66%	2.17%	2.21%
U.S. Treasury securities	—	1.01%	1.25%	—	1.25%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	1.95%	1.52%	1.55%
Mortgage-backed securities	3.39%	3.49%	2.09%	1.77%	1.79%
Equity securities:	1.18%	—	—	—	1.18%
Total securities	1.71%	1.34%	2.07%	1.89%	1.90%

The weighted-average life of the securities portfolio was 5.8 years with an estimated modified duration of 5.3 years as of December 31, 2021. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 2” for securities by contractual maturity.

At December 31, 2021 and 2020, securities with a carrying amount of approximately $25.6 million and $27.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

The components of deposits as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)
Interest-bearing demand accounts	$468,361	$380,175	$88,186	23.2%
Money market accounts	1,209,659	1,039,617	170,042	16.4%
Savings accounts	127,031	108,167	18,864	17.4%
Certificates and other time deposits, $100,000 or greater	134,775	152,592	(17,817)	(11.7)%
Certificates and other time deposits, less than $100,000	106,477	144,818	(38,341)	(26.5)%
Total interest-bearing deposits	2,046,303	1,825,369	220,934	12.1%
Noninterest-bearing deposits	1,784,981	1,476,425	308,556	20.9%
Total deposits	$3,831,284	$3,301,794	$529,490	16.0%

Total deposits as of December 31, 2021 were $3.8 billion, an increase of $529.5 million, or 16.0%, compared to December 31, 2020. Noninterest-bearing deposits as of December 31, 2021 were $1.8 billion, an increase of $308.6 million, or 20.9%, compared to December 31, 2020. Total interest-bearing account balances as of December 31, 2021 were $2.0 billion, an increase of $220.9 million, or 12.1%, from December 31, 2020, primarily due to increases in money market accounts, interest-bearing demand deposits and savings accounts, partially offset by decreases in certificates and other time deposits.

Table

The scheduled maturities of uninsured certificates of deposits or other time deposits as of the date indicated below were as follows:

(Dollars in thousands)	December 31, 2021
Three months or less	$23,929
Over three months through six months	26,771
Over six months through 12 months	15,201
Over 12 months	4,639
Total	$70,540

Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

Cash and Cash Equivalents

Cash and cash equivalents increased $412.1 million during the year ended December 31, 2021, primarily due to loan payments received and net deposit inflows.

Other Assets

Other assets decreased $8.0 million from December 31, 2020 to December 31, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $5.1 million and a decrease in interest receivable and deferred interest for loans of $2.6 million. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 14” for further discussion of the Company’s interest rate swap contracts.

Other Liabilities

Other liabilities decreased $6.1 million from December 31, 2020 to December 31, 2021, primarily due to a reduction in the fair value of the Company’s interest rate swap contracts of $5.1 million. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 14” for further discussion of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

At December 31, 2021, the Company had $950.1 million in cash and cash equivalents and $425.0 million of securities, which are considered to be liquid assets, compared to $538.0 million in cash and cash equivalents and $237.3 million of securities at December 31, 2020. This increase in liquid assets of $599.9 million during the year ended December 31, 2021 was primarily due to a $529.5 million increase in deposits and a decrease of $56.6 million in loans excluding loans held for sale.

Table

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	December 31,
	2021	2020
Sources of funds:
Deposits:
Interest-bearing	45.2%	45.3%
Noninterest-bearing	38.8%	37.4%
Federal Home Loan Bank advances	1.2%	1.5%
Other liabilities	1.3%	1.3%
Shareholders’ equity	13.5%	14.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	67.4%	76.2%
Securities	7.8%	6.3%
Interest-bearing deposits at other financial institutions	17.7%	9.7%
Equity securities	0.4%	0.4%
Other noninterest-earning assets	6.7%	7.4%
Total uses	100.0%	100.0%
Average loans to average deposits	80.2%	92.1%

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average balances and average rates paid on deposits for the periods indicated are shown in the table below. Average rates paid on deposits for the dates indicated below were as follows:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$391,388	0.05%	$363,014	0.10%
Money market accounts	1,094,042	0.27%	868,915	0.42%
Savings accounts	115,972	0.03%	97,982	0.04%
Certificates and other time deposits, $100,000 or greater	142,605	0.37%	192,268	1.27%
Certificates and other time deposits, less than $100,000	126,141	1.07%	181,364	1.50%
Total interest-bearing deposits	1,870,148	0.27%	1,703,543	0.54%
Noninterest-bearing deposits	1,603,006	—	1,404,027	—
Total deposits	$3,473,154	0.14%	$3,107,570	0.30%

The ratio of average noninterest-bearing deposits to average total deposits was 46.2% and 45.2% for the years ended December 31, 2021 and 2020, respectively.

Table

In addition to the liquid assets discussed above, the Company had $1.0 billion of available funds under various borrowing arrangements at both December 31, 2021 and 2020. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 11” for additional details of these arrangements. At December 31, 2021, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding(1)	Availability
Federal Home Loan Bank Facility	$999,327	$(76,000)	$923,327
Loan Agreement	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,094,327	$(76,000)	$1,018,327
(1)	Outstanding amount for the Federal Home Loan Bank Facility includes $50.0 million of advances and $26.0 million of letters of credit pledged to secure public funds’ deposit balances.

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations, as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
December 31, 2021
Federal Home Loan Bank advances	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	1,812	3,823	11,164	16,799
Certificates of deposit	162,153	68,956	10,143	241,252
Total	$173,965	$112,779	$21,307	$308,051
December 31, 2020
Federal Home Loan Bank advances	$—	$30,000	$20,000	$50,000
Non-cancellable future operating leases	1,968	4,452	13,092	19,512
Certificates of deposit	204,165	74,708	18,537	297,410
Total	$206,133	$109,160	$51,629	$366,922

As of December 31, 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature.

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

Table

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
December 31, 2021
Commitments to extend credit	$400,006	$293,606	$81,348	$774,960
Standby letters of credit	16,532	1,415	162	18,109
Total	$416,538	$295,021	$81,510	$793,069
December 31, 2020
Commitments to extend credit	$498,238	$177,710	$63,783	$739,731
Standby letters of credit	18,713	7,365	—	26,078
Total	$516,951	$185,075	$63,783	$765,809

As a general matter FDIC insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At December 31, 2021 and 2020, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 19.”

During 2021, 214,219 shares were repurchased under the Company’s share repurchase programs at an average price of $27.19 per share. During 2020, 431,814 shares were repurchased under the Company’s share repurchase programs at an average price of $20.62 per share. Shares repurchased in 2021 and 2020 were retired and returned to the status of authorized but unissued shares.

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

Table

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

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	December 31, 2021		December 31, 2020
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	25.4%	6.7%	21.5%	35.7%
+ 200	16.9%	13.0%	14.1%	32.8%
+ 100	7.9%	8.8%	6.5%	21.0%
Base	—%	—%	—%	—%
−100	(2.5)%	(37.2)%	(1.5)%	(37.0)%

The model simulation as of December 31, 2021 indicates that the Company’s projected balance sheet was more asset sensitive in comparison to December 31, 2020. The percent change increases in net interest income compared to December 31, 2020 was primarily due to the decrease of $218.4 million in lower yielding PPP loans. The percent change decrease in the fair values of equity were primarily due to an increase in cash and cash equivalents in interest-bearing deposits held at other financial institutions of $431.3 million and an increase in securities of $187.8 million compared to December 31, 2020. The increase of $308.6 million in noninterest-bearing deposits contributed to the increase in interest-earning assets during 2021, which had the effect of creating a higher economic value of equity. Subsequent rate shocks due to the change in interest rates result in differing percentages given the level of economic equity.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 7.9% of the Company’s loans at December 31, 2021. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR for its interest-rates swaps and loans using LIBOR as an index rate may span several reporting periods through 2022.

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

Table

of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Critical Accounting Policies

The Company’s accounting policies are described in “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 1.” The Company believes that the following accounting policies involve a higher degree of judgment and complexity:

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

For further detail of the factors considered in determining the ACL see “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 1 and Note 6.”

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

Table

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

During 2020, the Company’s stock price was volatile and declined significantly. The Company’s closing stock price was $25.51 per share as of December 31, 2020, down from the December 31, 2019 closing price of $31.12 per share. The Company’s peers have also experienced similar declines in their stock prices. Based on an assessment of the performance of the Company’s stock relative to its peers and the overall market, along with the other qualitative factors considered, the Company has not determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at December 31, 2020.

During 2021, the capital markets continued to stabilize and improve as businesses and the economy continued down the path of recovery after realizing the impact of COVID-19. The Company’s stock price was less volatile and traded in the range of $24.08 and $33.29 per share during 2021. The Company’s closing stock price was $29.00 per share as of December 31, 2021. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill existed at December 31, 2021.

The Company’s other intangible assets include core deposits, loan servicing assets and customer relationship intangibles. Other intangible assets are tested for impairment at least annually and on an interim basis whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Based on the Company’s assessment, there was no indication of impairment at December 31, 2021 or 2020.

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

Recently Issued Accounting Pronouncements

See “Part II.—Item 8.—Financial Statements and Supplementary Data—Note 1.”

Table

Financial Data

The following consolidated financial data as of and for the five-year period ended December 31, 2021, is derived from the Company’s audited financial statements and should be read in conjunction with “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$950,146	$538,007	$372,064	$382,070	$326,199
Loans excluding loans held for sale	2,867,524	2,924,117	2,639,085	2,446,823	2,311,544
Allowance for credit losses	(31,345)	(40,637)	(25,280)	(23,693)	(24,778)
Loans, net	2,836,179	2,883,480	2,613,805	2,423,130	2,286,766
Goodwill and other intangible assets, net	84,608	85,121	85,888	86,725	87,720
Total assets	4,486,001	3,949,217	3,478,544	3,279,096	3,081,083
Noninterest-bearing deposits	1,784,981	1,476,425	1,184,861	1,183,058	1,109,789
Interest-bearing deposits	2,046,303	1,825,369	1,667,527	1,583,224	1,493,183
Total deposits	3,831,284	3,301,794	2,852,388	2,766,282	2,602,972
Federal Home Loan Bank Advances	50,000	50,000	50,000	—	—
Shareholders’ equity	562,125	546,451	535,721	487,625	446,214
Income Statement Data:
Interest income	$132,093	$138,693	$153,395	$135,759	$116,659
Interest expense	5,926	10,087	17,407	11,098	8,885
Net interest income	126,167	128,606	135,988	124,661	107,774
Provision (recapture) for credit losses	(10,773)	18,892	2,385	(1,756)	(338)
Net interest income after provision (recapture) for credit losses	136,940	109,714	133,603	126,417	108,112
Noninterest income	16,264	14,781	18,628	14,252	14,204
Noninterest expense	107,686	92,100	90,143	82,016	78,292
Income before income taxes	45,518	32,395	62,088	58,653	44,024
Income tax expense	9,920	6,034	11,571	11,364	16,453
Net income	$35,598	$26,361	$50,517	$47,289	$27,571
Share and Per Share Data:
Earnings per share - basic	$1.46	$1.06	$2.03	$1.90	$1.23
Earnings per share - diluted	1.45	1.06	2.02	1.89	1.22
Dividends per share	0.52	0.40	0.40	0.20	0.20
Book value per share	22.96	22.20	21.45	19.58	17.97
Tangible book value per share(1)	19.50	18.74	18.01	16.10	14.44
Weighted-average common shares outstanding- basic	24,456	24,761	24,926	24,859	22,457
Weighted-average common shares outstanding- diluted	24,572	24,803	25,053	25,018	22,573
Common shares outstanding at period end	24,488	24,613	24,980	24,907	24,833

(table continued on next page)

Table

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Performance Ratios:
Return on average assets	0.86%	0.70%	1.50%	1.50%	0.93%
Return on average shareholders' equity	6.37%	4.85%	9.81%	10.18%	7.18%
Net interest margin - tax equivalent basis	3.31%	3.73%	4.42%	4.35%	4.06%
Efficiency ratio(2)	75.61%	64.23%	58.30%	59.04%	64.19%
Selected Ratios:
Loans excluding loans held for sale to deposits	74.84%	88.56%	92.52%	88.45%	88.80%
Noninterest-bearing deposits to total deposits	46.59%	44.72%	41.54%	42.77%	42.64%
Cost of total deposits	0.14%	0.30%	0.58%	0.40%	0.30%
Credit Quality Ratios:
Nonperforming assets to total assets	0.50%	0.61%	0.03%	0.11%	0.27%
Nonperforming loans to loans excluding loans held for sale	0.79%	0.82%	0.04%	0.14%	0.33%
Allowance for credit losses to nonperforming loans	138.89%	169.20%	2,587.51%	678.88%	324.06%
Allowance for credit losses to loans excluding loans held for sale	1.09%	1.39%	0.96%	0.97%	1.07%
Net charge-off (recovery) to average loans	0.00%	0.13%	0.03%	(0.03)%	—
Liquidity and Capital Ratios:
Total shareholders' equity to total assets	12.53%	13.84%	15.40%	14.87%	14.48%
Tangible equity to tangible assets(1)	10.85%	11.94%	13.26%	12.56%	11.98%
Common equity tier 1 capital ratio	15.31%	15.45%	15.52%	14.71%	14.19%
Tier 1 risk-based capital ratio	15.31%	15.45%	15.52%	14.76%	14.44%
Total risk-based capital ratio	16.42%	16.71%	16.41%	15.63%	15.42%
Tier 1 leverage ratio	11.22%	12.00%	13.11%	12.74%	12.30%

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

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

Table

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

	December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Tangible Equity
Total shareholders’ equity	$562,125	$546,451	$535,721	$487,625	$446,214
Adjustments:
Goodwill	(80,950)	(80,950)	(80,950)	(80,950)	(80,950)
Other intangibles	(3,658)	(4,171)	(4,938)	(5,775)	(6,770)
Tangible equity	$477,517	$461,330	$449,833	$400,900	$358,494
Tangible Assets
Total assets	$4,486,001	$3,949,217	$3,478,544	$3,279,096	$3,081,083
Adjustments:
Goodwill	(80,950)	(80,950)	(80,950)	(80,950)	(80,950)
Other intangibles	(3,658)	(4,171)	(4,938)	(5,775)	(6,770)
Tangible assets	$4,401,393	$3,864,096	$3,392,656	$3,192,371	$2,993,363

Common shares outstanding	24,488	24,613	24,980	24,907	24,833

Book value per share	$22.96	$22.20	$21.45	$19.58	$17.97
Tangible book value per share	$19.50	$18.74	$18.01	$16.10	$14.44

Total shareholders’ equity to total assets	12.53%	13.84%	15.40%	14.87%	14.48%
Tangible equity to tangible assets	10.85%	11.94%	13.26%	12.56%	11.98%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Part. II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements and accompanying notes are included in “Part IV.—Item 15.—Exhibits and Financial Statement Schedules”.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of FDICIA. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth the name, age, and positions with the Company for each member of the Company’s board of directors:

Name	Position with the Company	Age
Robert R. Franklin, Jr.	Director, Chairman, President and Chief Executive Officer	67
J. Pat Parsons	Director, Vice Chairman	73
Michael A. Havard	Director	65
Tommy W. Lott	Director	85
Glen W. Morgan	Director	68
Joe E. Penland, Sr.	Director	71
Reagan A. Reaud	Director	43
Joseph B. Swinbank	Director	70
Sheila G. Umphrey	Director	82
John E. Williams, Jr.	Director	67
William E. Wilson, Jr.	Director	66

Robert R. Franklin, Jr.  Mr. Franklin, 67, serves as Chairman, President and Chief Executive Officer and has served as a director of the Company and the Bank since 2013. Mr. Franklin joined the Company in 2013 in connection with the merger of equals with VB Texas, Inc. From June 2013 until January 2014, Mr. Franklin served as the Co-Chief Executive Officer of the Company and the Bank. In January 2014, he became Chief Executive Officer of the Bank and the Company. He became Chairman of the Bank in January 2015 and Chairman and President of the Company in December 2015. Mr. Franklin began his 40-year Houston banking career working for a small community bank in Houston upon graduation from the University of Texas. He then moved to a large, regional bank before gravitating back to his primary

Table

interest of community banking. He became President of American Bank in 1988, where he served until the bank was sold to Whitney Holding Corp. in early 2001. Mr. Franklin and his team then joined Horizon Capital Bank, where Mr. Franklin raised sufficient capital to match the bank’s existing capital and took the position of President of Horizon Capital Bank. He served as President until the bank was sold to Cullen/Frost Bankers, Inc. in 2005. Mr. Franklin then started VB Texas, Inc. in November of 2006 as Chairman, President and Chief Executive Officer, serving until a merger of equals between VB Texas, Inc. and the Company in 2013. Mr. Franklin graduated from the University of Texas in 1977 with a B.B.A. in Finance. He is currently serving on the Board of Junior Achievement of Southeast Texas and previously served on the Board of the Texas Bankers Association. Mr. Franklin has actively served various charitable organizations over the years, along with serving on the board of a local private school. Mr. Franklin adds financial services experience, especially lending, oil and gas expertise and asset liability management to the Company’s board of directors, as well as a deep understanding of the Company’s business and operations. Mr. Franklin also brings risk and operations management and strategic planning expertise to the board of directors, skills that are important as the Company continues to implement its business strategy and acquire and integrate growth opportunities.

J. Pat Parsons.  Mr. Parsons, 73, serves as Vice Chairman of the Company and the Bank. Mr. Parsons was one of the original founders of the Company and has served as a director of the Company and the Bank since 2007. He served as President and Chief Executive Officer of the Company from 2007 until 2013. Mr. Parsons also served as the Bank’s Chairman and Chief Executive Officer from 2007 until 2013. From June 2013 until January 2014, Mr. Parsons served as the Co-Chief Executive Officer of the Company and Chairman and Co-Chief Executive Officer of the Bank. In January 2014, he became Chairman of the Bank and President of the Company. In January 2015, Mr. Parsons was named Vice Chairman of the Company and the Bank. He began his banking career in 1973 with First City National Bank of Houston as a Management Trainee and has served in various capacities at numerous commercial banks within the Company’s market areas, including Community Bank & Trust, SSB, as President and Chief Operating Officer. From 1992 until its sale to Texas Regional Bancshares, Inc. in 2004, Mr. Parsons oversaw Community Bank & Trust’s expansion, through organic growth and five acquisitions, to over $1.1 billion in assets and a network spanning 15 Southeast Texas communities. He currently serves on the board of directors of the Lamar University Foundation. Mr. Parsons earned a B.B.A. in Accounting from Lamar University in 1971 and an M.B.A. in Finance from the University of Houston in 1973. With more than 46 years of experience working in the banking industry in Texas and serving as chief executive officer of several institutions, Mr. Parsons brings significant leadership skills and a deep understanding of the local banking market and issues facing the banking industry to the Company’s board of directors.

Michael A. Havard.  Mr. Havard, 65, has served as a director of the Company since 2017 and is Chairman of the Company’s Compensation Committee and a member of the Company’s Audit Committee and Corporate Governance and Nominating Committees. In addition, Mr. Havard has served as a director of the Bank since 2007, and is a member of its Audit, Budget and Compensation and Funds Management Committees. Mr. Havard has been a practicing attorney since 1988 and he handles commercial litigation and complex business transactions and is a member of numerous professional organizations and societies, including the State Bar of Texas, American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and the Association of Trial Lawyers of America. Prior to his legal career, Mr. Havard was an auditor with a prominent national accounting firm and has been a licensed Certified Public Accountant since 1982. He also serves as a director of several private companies. Mr. Havard graduated from Lamar University in 1979 with a B.B.A. in Accounting and received his J.D. from the University of Houston Law Center in 1987. Mr. Havard’s prior experience as a Certified Public Accountant and auditor, which included performing audits for various banks in the Houston marketplace, as well as his experience as an attorney, qualify him to serve on the Company’s board. His knowledge accumulated from serving on the Company’s Audit, Compensation, Corporate Governance and Nominating Committees as well as various Bank committees provide him with a unique perspective of the inner workings of the Company’s organization.

Tommy W. Lott.  Mr. Lott, 85, has served as a director of the Company and the Bank since 2013, and since 2017, he has served on the Company’s Corporate Governance and Nominating Committee, and the Company’s Compensation Committee. Mr. Lott served on the Company’s Audit Committee from 2017 until March 2021. Mr. Lott served as a director of VB Texas, Inc. and Vista Bank Texas from 2006 until the merger of equals with the Company and the Bank in 2013. From 2014 to 2019, he was a consultant for Acosta, Inc., a company that provides sales, marketing and retail merchandising solutions to consumer-packaged goods companies and retailers in the U.S. and Canada. Mr. Lott founded Lott Marketing, Inc. in 1970 and served as its Chairman and Chief Executive Officer until its sale to Acosta Inc. in 2012. Lott Marketing, Inc. was a sales and marketing agency representing a wide array of food and nonfood products to the food service industry. Mr. Lott has served as a director of Horizon Bank and currently serves as a director of Enviro Water Minerals Company, Inc. Mr. Lott also has been a partner and developer of apartment and independent living complexes in

Table

the Houston area during the last 21 years. Mr. Lott received his B.B.A. in Marketing from the University of Houston in 1959. Mr. Lott’s broad experience serving on boards of banks and other companies provide the Company with important skills regarding the oversight of its business.

Glen W. Morgan.  Mr. Morgan, 68, has served as a director of the Company and the Bank since 2007, and since 2017, he has served on the Company’s Corporate Governance and Nominating Committee. Mr. Morgan has been the managing partner of Reaud, Morgan & Quinn, L.L.P. since 1996, where he has practiced since 1978. Mr. Morgan is a trial lawyer who specializes in personal injury and business litigation. Mr. Morgan has been named a Super Lawyer by the Texas Monthly’s Super Lawyer Section Top Texas Lawyers from 2004 to 2017. He has been listed in Best Lawyers in America since 2006 and National Law Journal Top 50 Verdicts. He is a member of the Texas Bar Association, Jefferson County Bar Association, State Bar of Texas, Association of Trial Lawyers of America, and a Life Fellow of the Texas Bar Foundation. In addition to his leadership of many organizations in his profession, Mr. Morgan has served as a board member of the Lamar University Foundation and the Lamar University College of Education and Human Development Advisory Board, and is an honorary member of the International Brotherhood of Electrical Workers’ Local 479, Beaumont Professional Firefighters Local 399, Beaumont Police Officers Association and Texas State Building and Construction Trades Association. A strong supporter of Lamar University, he contributes to Cardinal Athletics, the Cardinal Club, and Friends of the Arts. He also established the Donald E. Morgan Scholarship at Lamar University in honor of his father, created the Morgan Charitable Fund, and established and is a permanent board member of the Cris E. Quinn Charitable Foundation. Mr. Morgan earned a B.B.A. from Lamar University and a J.D. from South Texas College of Law. Mr. Morgan has significant management, risk management and strategic planning skills important to the oversight of the Company’s enterprise and operational risk management.

Joe E. Penland, Sr.  Mr. Penland, 71, has served as a director of the Company and the Bank since 2007, and since 2017, he has served on the Company’s Corporate Governance and Nominating Committee and the Company’s Compensation Committee. Mr. Penland founded Quality Mat Company, based in Beaumont, Texas, and served as its President from 1974 until August of 2019, when he assumed the title of Chief Executive Officer. Quality Mat Company is one of the largest mat producers in the world and is one of the oldest companies in the business, with the capabilities of producing everything from logging mats to temporary road matting. Quality Mat Company’s products carry exclusive patents that serve a variety of major industries. Mr. Penland started the Penland Foundation in 2006, a foundation that helps local organizations in his community. Mr. Penland has significant experience serving on both public and private boards of directors for community banks. Prior to joining the Company’s board of directors, Mr. Penland served as a director of Texas Regional Bancshares, Inc., a Nasdaq listed bank holding company, from 2004 until its merger with BBVA in 2006, and as a director of Southeast Texas Bancshares, Inc. prior to its acquisition by Texas Regional Bancshares, Inc. Mr. Penland brings key leadership, risk management, operations, strategic planning and oil and gas industry expertise that assists the board of directors in overseeing the Company’s operations in addition to his knowledge of the communities the Company serves.

Reagan A. Reaud. Mr. Reaud, 43, has served as a director of the Company since 2020, and since 2021, he has served on the Company’s Audit Committee and the Company’s Compensation Committee. Mr. Reaud is the founder and CEO of Privateer Capital Management, LP which was formed in 2013. Privateer is a family-owned, multi-strategy investment company headquartered in Austin, Texas. He is also the founder and Chairman of the Lucena Group, which provides security and intelligence solutions to individuals and large corporations around the world. Mr. Reaud attended college at Washington and Lee University, where he studied European History, graduating Magna Cum Laude. After college, Mr. Reaud enrolled in the University of Texas School of Law, from which he received a J.D. with honors. He served as a law clerk to Justice Harriet O’Neill of the Texas Supreme Court. He then worked as a prosecutor for the Travis County Attorney’s Office. Mr. Reaud left his position as a prosecutor to attend the Wharton School of the University of Pennsylvania, where he earned an MBA with a double major in Finance and Strategic Management. Mr. Reaud sits on the boards of three charitable foundations, The Reaud Foundation, the Beaumont Foundation of America, and the University of Texas Law School Foundation. He is also a trustee of the Austin Symphony, a member of Business Executives for National Security, and a Life Fellow of the American Bar Foundation. Mr. Reaud’s excellent credentials, board-level experience, and knowledge of the Texas market enhances the Company’s risk management and assists in identifying and executing strategic business goals.

Joseph B. Swinbank.  Mr. Swinbank, 70, has served as a director of the Company and the Bank since 2013, and since 2017, he has served on the Company’s Audit Committee, the Company’s Corporate Governance and Nominating Committee, and the Company’s Compensation Committee. Mr. Swinbank served as a director of VB Texas, Inc. and Vista Bank Texas from 2006 until the merger of equals with the Company and the Bank in 2013. Mr. Swinbank is the co-founder of The Sprint Companies, Inc., a Houston based sand and gravel company, and is

Table

Partner of Sprint Ft. Bend County Landfill, Sprint Sand & Clay, Sprint Waste Services, and Sprint Transports. In 2014, he became a Partner of River Aggregates and A & B Valves. Mr. Swinbank received his B.S. in Agricultural Economics from Texas A&M University in 1974. Mr. Swinbank brings a wealth of business experience, as well as a sharp focus on the financial efficiency and profitability of the Company’s customers, to the board of directors.

Sheila G. Umphrey.  Ms. Umphrey, 82, has served as a director of the Company since 2017. Ms. Umphrey is the owner of The Decorating Depot Inc., an interior and exterior design firm, where she has served as President since 1990. Ms. Umphrey has served on the board of Christus St. Elizabeth Hospital, as well as the Foundations Board of Christus St. Elizabeth, the Education Board at Lamar University Port Arthur, and the Board of Gift of Life Beaumont, which is a charitable organization. She is also active with the Humane Society of Beaumont. Ms. Umphrey studied Fine Arts at the University of Colorado and Commercial Art at Lamar University. Ms. Umphrey brings vast business and management experience as a business owner for over 31 years, as well as deep knowledge of the communities that the Company serves through her active involvement with local charities and on numerous boards and foundations.

John E. Williams, Jr.  Mr. Williams, 67, has served as a director of the Company and the Bank since 2007. He has served as Chairman of the Company’s Corporate Governance and Nominating Committee since 2017. Mr. Williams is the managing partner of Williams Hart Law Firm, L.L.P. in Houston, Texas, where he practices in the area of mass tort cases. Mr. Williams currently serves on the Board of Directors for the Houston Astros, and the Houston Police Foundation, and serves on the Board of Advisors for the James A. Baker III Institute for Public Policy at Rice University. Mr. Williams is listed in Top Attorneys in Texas, Best Attorneys in Texas, The Best Lawyers in America, and Texas’ Best Lawyers, and he has been selected as a Super Lawyer every year since 2003. Mr. Williams received a B.B.A. from Baylor University and a J.D. from Baylor School of Law, where he graduated first in his class. Mr. Williams has significant risk management and strategic planning skills. In addition, he brings strong legal, lending and financial skills important to the oversight of the Company’s enterprise and operational risk management.

William E. Wilson, Jr.  Mr. Wilson, 66, has served as a director of the Company since 2017. Mr. Wilson has served as a director of the Bank since 2007. He became Chairman of the Bank’s Audit Committee in 2008, and Chairman of the Company’s Audit Committee in 2017. Since 1979, Mr. Wilson has served as President and Chief Executive Officer of Bar C Ranch Company, retiring in 2019 as President and assuming the role of Chairman of the Board. The Bar C. Ranch Company is a real estate development company developing and investing in industrial, commercial and office properties in Texas. He has served as Manager and General Partner of Wilson Realty, Ltd., an owner of industrial buildings in Beaumont, Texas, since 1977. As Trustee of the Caldwell McFaddin Mineral Trust and the Rosine Blount McFaddin Mineral Trust, Mr. Wilson has managed large oil and gas mineral holdings across the State of Texas, creating operating leases and purchasing minerals on behalf of the trusts. Mr. Wilson founded Wilson Realty, Ltd. and Wilson & Company, a brokerage and management company. He is a retired Real Estate Broker in the State of Texas and has served as a director and President of the Beaumont Board of Realtors and a director of Texas Association of Realtors. Mr. Wilson has also served on numerous civic and charitable boards in the southeast Texas region. He joined the board of directors of First Security National Bank of Beaumont in 1979 and joined its audit committee in 1981, serving First Security National Bank of Beaumont and its holding company until the bank was acquired by First City Bancorporation of Texas. From 1994 until 2004, he was a director of CommunityBank of Texas, serving on the loan committee and investment committee and as Chairman of the audit committee. Mr. Wilson received his B.B.A. in Accounting from The University of Texas at Austin in 1976 and is a licensed Certified Public Accountant. Mr. Wilson’s service as a bank director at other institutions, coupled with his investment, accounting and financial skills adds administration and operational management experiences, as well as corporate governance expertise to the board of directors. In addition, as a Certified Public Accountant, Mr. Wilson brings extensive accounting, management, strategic planning and financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management.

Board and Committee Matters

Board Meetings

The Company’s board met fourteen times during 2021 (including regularly scheduled and special meetings). During 2021, each director participated in at least 75% or more of the aggregate of (i) the total number of meetings of the board (held during the period for which he or she was a director) and (ii) the total number of meetings of all committees of the board on which he or she served (during the period that he or she served).

Table

Board Composition

The size of the Company’s board is currently set at eleven members. In accordance with the Company’s bylaws, members of the board are divided into three classes, Class I, Class II and Class III. The members of each class are elected for a term of office to expire at the third succeeding annual meeting of shareholders following their election. The term of office of Class I, Class II and Class III directors will expire at the annual shareholders’ meeting to be held in 2022, 2023 and 2024, respectively. There are no family relationships of first cousin or closer among the Company’s directors or officers by blood, marriage or adoption.

In accordance with the Company’s bylaws, the Company’s board is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms as follows:

•

The Class I directors are Mr. Robert R. Franklin, Jr., Mr. J. Pat Parsons, Mr. Michael A. Havard, and Mr. Tommy W. Lott, and their term will expire at the annual meeting of shareholders to be held in 2022;

•

The Class II directors are Mr. Glen W. Morgan, Mr. Joe E. Penland, Sr., Mr. Reagan A. Reaud, and Mr. Joseph B. Swinbank, and their term will expire at the annual meeting of shareholders to be held in 2023; and

•	The Class III directors are Ms. Sheila G. Umphrey, Mr. John E. Williams, Jr., and Mr. William E. Wilson, Jr., and their term will expire at the annual meeting of shareholders to held in 2024.

Any director vacancies resulting from death, resignation, retirement, disqualification, removal from office or other cause, and newly created directorships resulting from any increase in the authorized number of directors, may be filled only by the affirmative vote of a majority of the remaining directors, even if the remaining directors constitute less than a quorum of the full board, and in the event that there is only one director remaining in office, by such sole remaining director. In accordance with the Company’s bylaws, a director appointed to fill a vacancy will be appointed to serve until such director’s successor shall have been duly elected and qualified. During a period between two successive annual meetings of shareholders, the board cannot fill more than two vacancies created by an increase in the number of directors. Notwithstanding the foregoing, a vacancy to be filled because of an increase in the number of directors may be filled by election at an annual or special meeting of shareholders called for that purpose.

As discussed in greater detail below, the board determined that nine of the eleven current directors qualify as independent directors under the applicable rules of the NASDAQ Global Select Market and the SEC.

Board Leadership Structure

Robert R. Franklin, Jr. currently serves as Chairman, President and Chief Executive Officer. Mr. Franklin joined the Company in 2013 in connection with its merger of equals with VB Texas, Inc. He became Chairman and President of the Company in December 2015. Mr. Franklin’s primary duties are to lead the board in establishing the Company’s overall vision and strategic plan and to lead the Company’s management in carrying out that plan.

The Company’s board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the board believes that it is in the best interests of the Company to make that determination from time to time based on the position and direction of the Company and the membership of the board. The board has determined that having the Chief Executive Officer serve as Chairman of the Board is in the best interests of the Company’s shareholders at this time. This structure makes best use of the Chief Executive Officer’s extensive knowledge of the Company and the banking industry. The board views this arrangement as also providing an efficient nexus between the Company and the board, enabling the board to obtain information pertaining to operational matters expeditiously and enabling the Company’s Chairman to bring areas of concern before the board in a timely manner. The board does not have a lead or presiding independent director.

Risk Management and Oversight

The Company’s board is responsible for oversight of management and the business and affairs of the Company, including those relating to management of risk. The full board determines the appropriate risk for the Company generally, assesses the specific risks faced, and reviews the steps taken by management to manage those risks. While the full board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas as described in the section entitled “—Committees of the Board”.

Table

Director Nominations

The Corporate Governance and Nominating Committee considers nominees to serve as directors of the Company and recommends such persons to the board. The Corporate Governance and Nominating Committee also considers director candidates recommended by shareholders who appear to be qualified to serve on the board and meet the criteria for nominees considered by such committee. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board and the Corporate Governance and Nominating Committee does not perceive a need to increase the size of the board. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, it will consider only those director candidates proposed by shareholders that are recommended in accordance with the procedures set forth in the Company’s bylaws, which are summarized generally in the section titled “—Procedures to be Followed by Shareholders for Director Nominations”.

Criteria for Director Nominees

The Corporate Governance and Nominating Committee has adopted a set of criteria that it considers when it identifies and recommends individuals to be selected as nominees for election to the board. In addition to reviewing the background and qualifications of the individuals considered in the selection of candidates, the Corporate Governance and Nominating Committee looks at a number of attributes and criteria, including: experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Corporate Governance and Nominating Committee considers appropriate in the context of the needs of the board. The Corporate Governance and Nominating Committee does not have a formal policy with respect to diversity; however, the board and Corporate Governance and Nominating Committee believe that it is essential that the board members represent diverse viewpoints.

In addition, prior to nominating an existing director for re-election to the board, the Corporate Governance and Nominating Committee considers and reviews such director’s board and committee attendance and performance; length of board service; experience, skills and contributions that the existing director brings to the board; independence; and any significant change in the director’s status, including the attributes considered for initial membership on the Company’s board of directors.

Process for Identifying and Evaluating Director Nominees

Pursuant to the Corporate Governance and Nominating Committee Charter as approved by the board, the Corporate Governance and Nominating Committee is responsible for the process relating to director nominations, including identifying, recommending, interviewing and selecting individuals who may be nominated for election to the board.

The process that the Corporate Governance and Nominating Committee follows when it identifies and evaluates individuals to be nominated for election to the board is set forth below.

Identification.  For purposes of identifying nominees for the board, the Corporate Governance and Nominating Committee will rely on personal contacts of the members of the board as well as their knowledge of members of the communities served by the Company. The Corporate Governance and Nominating Committee will also consider director candidates recommended by shareholders in accordance with the policy and procedures set forth in the Company’s bylaws and which are summarized generally below in the section titled “—Procedures to be Followed by Shareholders for Director Nominations.” The Corporate Governance and Nominating Committee has not previously used an independent search firm in identifying nominees.

Evaluation.  In evaluating potential nominees, the Corporate Governance and Nominating Committee will review the qualifications and independence of individuals being considered as director candidates, including persons proposed by shareholders or others. In addition, for any new director nominee, the Corporate Governance and Nominating Committee will conduct a check of the individual’s background and interview the candidate.

Procedures to be Followed by Shareholders for Director Nominations

Any shareholder of the Company entitled to vote in the election of directors may recommend to the Corporate Governance and Nominating Committee one or more persons as a nominee for election as director at a meeting only if

Table

such shareholder has given timely notice in proper written form of such shareholder’s intent to make such nomination or nominations. To be timely, a shareholder’s notice given in the context of an annual meeting of shareholders must be delivered to or mailed and received at the principal executive office of the Company not less than 120 calendar days nor more than 150 calendar days prior to the first anniversary of the preceding year’s annual meeting. However, in the event that the date of the annual meeting is advanced more than 30 calendar days prior to such anniversary date or delayed more than 60 calendar days after such anniversary date, then to be timely the notice must be received by the Company no later than the later of 70 calendar days prior to the date of the annual meeting or the close of business on the seventh calendar day following the earlier of the date on which notice of the annual meeting is first mailed by or on behalf of the Company or the day on which public announcement is first made of the date of the annual meeting. Any adjournment or postponement of an annual meeting will not commence a new time period for the purposes of giving notice.

To be in proper written form, a shareholder’s notice to the Secretary of the Company must set forth:

•

as to each person whom the shareholder proposes to nominate for election or re-election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director, if elected;

•

as to the shareholder giving the notice, the name and address of such shareholder and any shareholder associated person; the class and number of shares of the Company and other economic and voting interests or similar positions, securities or interests held by such shareholder or shareholder associated person;

•

a description of any material relationships, including financial transactions and compensation, between the shareholder giving the notice and any shareholder associated person, on the one hand, and the proposed nominee or nominees, and such nominee’s affiliates and associates, or others acting in concert with the nominee, on the other hand;

•	a completed independence questionnaire regarding the proposed nominee or nominees;
•

a written representation from such proposed nominee or nominees that they do not have, nor will they have, any undisclosed voting commitments or other arrangements with respect to their actions as a director;

•	a written representation from such proposed nominee or nominees that they comply with all applicable corporate governance policies and eligibility requirements; and
•	any other information reasonably requested by the Company.

Shareholder nominations should be submitted to the Corporate Secretary and the Chairman of the Corporate Governance and Nominating Committee of CBTX, Inc., Attn: Corporate Secretary, 9 Greenway Plaza, Suite 110, Houston, Texas 77046.

A nomination not made in compliance with the foregoing procedures will not be eligible to be voted upon by the shareholders at the meeting. The Corporate Governance and Nominating Committee has the power and duty to determine whether a nomination was made in accordance with procedures set forth above and, if any nomination is not in compliance with the procedures set forth above, to declare that such defective nomination will be disregarded.

Committees of the Board

The Company’s board has established an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee and may establish additional committees as it deems appropriate, in accordance with applicable law and regulations and the Company’s certificate of formation and bylaws.

Audit Committee

The members of the Company’s Audit Committee are Messrs. William E. Wilson, Jr. (Chairman), Michael A. Havard, Reagan A. Reaud and Joseph B. Swinbank. Mr. Reagan Reaud joined the Audit Committee in March 2021, replacing Mr. Tommy Lott. The Company’s board evaluated the independence of each of the members of the Audit Committee and determined that each (i) is an “independent director” under NASDAQ Global Select Market rules, (ii) satisfies the additional independence standards under applicable SEC rules for audit committee service, and (iii) has the ability to read and understand fundamental financial statements. In addition, the Company’s board of directors determined that Mr. Wilson is a financial expert and has the financial sophistication required of at least one member of the

Table

Audit Committee by the rules of the NASDAQ Global Select Market due to his experience and background. The Company’s board of directors has also determined that Mr. Wilson qualifies as an “audit committee financial expert” under the rules and regulations of the SEC. The Audit Committee met four times in 2021.

The purpose of the Audit Committee is to assist the board in fulfilling its oversight responsibilities with respect to the following, among other things:

•	selecting and reviewing the performance of the independent auditor and approving, in advance, all engagements and fee arrangements;
•

reviewing reports from the independent auditor regarding its internal quality control procedures and any material issues raised by the most recent internal quality-control or peer review or by governmental or professional authorities, and any steps taken to deal with such issues;

•

reviewing the independence of the Company’s independent auditor and setting policies for hiring employees or former employees of the independent auditor and for independent auditor rotation in accordance with applicable laws, rules and regulations;

•

resolving any disagreements regarding financial reporting between management and the independent auditor, and reviewing with the independent auditor any audit problems, disagreements or difficulties and management’s response thereto;

•	overseeing the Company’s internal audit function;
•

reviewing operating and control issues identified in internal audit reports, management letters, examination reports of regulatory agencies and monitoring management’s compliance with recommendations contained in those reports; and

•	meeting with management and the independent auditor to review the effectiveness of the system of internal control and internal audit procedures, and to address any deficiencies in such procedures.

The Audit Committee has adopted a written charter, which sets forth the Audit Committee’s duties and responsibilities. The Audit Committee charter is available on the Company’s website at www.communitybankoftx.com under “Investor Relations—Corporate Governance—Documents and Charters”.

Compensation Committee

The members of the Company’s Compensation Committee are Messrs. Michael A. Havard (Chairman), Tommy W. Lott, Joe E. Penland, Sr., Reagan A. Reaud and Joseph B. Swinbank. Mr. Reagan A. Reaud joined the Compensation Committee in March 2021. The Company’s board of directors has evaluated the independence of each of the members of the Compensation Committee and determined that each of the members of the Compensation Committee meets the definition of an “independent director” under NASDAQ Global Select Market rules. The board of directors has also determined that each of the members of the Compensation Committee qualifies as a “nonemployee director” within the meaning of Rule 16b-3 under the Exchange Act. The Compensation Committee met four times in 2021. The Compensation Committee charter requires the Compensation Committee to meet at least once annually.

The purpose of the Compensation Committee is to assist the board in its oversight of overall compensation structure, policies and programs and assessing whether such structure establishes appropriate incentives and meets corporate objectives, the compensation of  executive officers and the administration of  compensation and benefit plans.

The Compensation Committee has responsibility for, among other things:

•	reviewing and recommending the annual compensation, annual incentive opportunities and any other matter relating to the compensation of executive officers;
•

reviewing and making recommendations to the board with respect to all employment agreements, severance or termination agreements, change in control agreements or similar agreements between an executive officer and the Company;

•

reviewing and recommending the establishment of performance measures and the applicable performance targets for each performance-based cash and equity incentive award to be made under any benefit plan;

Table

•

taking all actions required or permitted under the terms of compensation and benefit plans, with separate but concurrent authority, and reviewing at least annually the overall performance, operation and administration of the Company’s compensation and benefit plans;

•	reviewing and recommending action by the board with respect to various other matters in connection with each of the Company’s compensation and benefit plans;
•

consulting with the Chief Executive Officer and/or other members of the management team regarding equity-based incentive compensation and incentive-based compensation payable to employees other than executive officers;

•

consulting with the Chief Executive Officer regarding a succession plan for executive officers, including the Chief Executive Officer, and the review of leadership development process for senior management positions;

•	reviewing the performance of executive officers for each year; and
•	reviewing and making recommendations to the board with respect to non-management directors for their service on the board and board committees.

The Compensation Committee has adopted a written charter, which sets forth the Compensation Committee’s duties and responsibilities. The Compensation Committee charter is available on the Company’s website at www.communitybankoftx.com under “Investor Relations—Corporate Governance—Documents and Charters”.

During 2021, the Compensation Committee engaged Longnecker & Associates, now known as NFP, as an independent compensation consultant to obtain objective, expert advice on the Company’s executive compensation program and practices. Pursuant to the engagement, NFP provided the Compensation Committee with information regarding the competitive market for executive talent and marketplace compensation trends, assisted the Compensation Committee with the identification and approval of an appropriate peer group against which to benchmark the Company’s executive compensation program practices, and provided recommendations for revisions to the Company’s existing compensation for its officers. Additionally, during 2021 the Compensation Committee worked with Pearl Meyer & Associates under a joint engagement with Allegiance in conjunction with the pending merger. The Compensation Committee assessed the independence of NFP and Pearl Meyer & Associates pursuant to the rules of the SEC and concluded that their work for the Compensation Committee did not raise any conflicts of interest during 2021.

Corporate Governance and Nominating Committee

The members of the Company’s Corporate Governance and Nominating Committee are Messrs. John E. Williams, Jr. (Chairman), Michael A. Havard, Tommy W. Lott, Glen W. Morgan, Joe E. Penland, Sr., and Joseph B. Swinbank. The board of directors has evaluated the independence of each of the members of the Corporate Governance and Nominating Committee and determined that each of the members of the Corporate Governance and Nominating Committee meets the definition of an “independent director” under NASDAQ Global Select Market rules. The Corporate Governance and Nominating Committee met two times in 2021. The Corporate Governance and Nominating Committee did not retain the services of any independent search firm during 2021.

The Corporate Governance and Nominating Committee has responsibility for, among other things:

•	reviewing the performance of the board and each of its committees;
•

identifying, assessing and determining the qualification, attributes and skills of, and recommending, persons to be nominated by the Company’s board for election as directors and to fill any vacancies on the board of directors;

•	reviewing and recommending to the board each director’s suitability for continued service as a director upon the expiration of his or her term and upon any material change in his or her status; and
•

reviewing the size and composition of the board as a whole and recommending any appropriate changes to reflect the appropriate balance of required independence, knowledge, experience, skills, expertise and diversity.

The Company’s Corporate Governance and Nominating Committee has adopted a written charter, which sets forth the Corporate Governance and Nominating Committee’s duties and responsibilities. The Corporate Governance and

Table

Nominating Committee charter is available on the Company’s website at www.communitybankoftx.com under “Investor Relations—Corporate Governance—Documents and Charters”.

The Company’s Corporate Governance and Nominating Committee will consider shareholder recommendations for nominees, provided that such shareholder complies with the procedures described in the section titled “—Procedures to be Followed by Shareholders for Director Nominations”.

Certain Corporate Governance Matters

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics in place that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics sets forth specific standards of conduct and ethics that the Company expects all of its directors, officers and employees to follow, including the Company’s President, Chairman and Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics is available on the Company’s website at www.communitybankoftx.com under “Investor Relations—Corporate Governance—Documents and Charters”. Any amendments to the Code of Business Conduct and Ethics, or any waivers of requirements thereof, will be disclosed on the Company’s website within four business days of such amendment or waiver.

Corporate Governance Guidelines

The Company adopted Corporate Governance Guidelines to assist the board in the exercise of its fiduciary duties and responsibilities and to serve the best interests of the Company and its shareholders. The Corporate Governance Guidelines are available on the Company’s website at www.communitybankoftx.com under “Investor Relations—Corporate Governance—Documents and Charters”.

Executive Officers

The following table sets forth the name, position with the Company and age of each of the Company’s named executive officers. The business address for all of these individuals is 9 Greenway Plaza, Suite 110, Houston, Texas 77046.

Name	Position with the Company	Age
Robert R. Franklin, Jr.	Director, Chairman, President and Chief Executive Officer	67
J. Pat Parsons	Director, Vice Chairman	73
Robert T. Pigott, Jr.	Chief Financial Officer and Senior Executive Vice President	67

Background of the Company’s Named Executive Officer who is not also a Director

Robert T. Pigott, Jr.  Mr. Pigott serves as Senior Executive Vice President and Chief Financial Officer of the Company and the Bank. He also serves as an advisory director on the boards of directors for the Company and the Bank. He served as Chief Financial Officer and a director of VB Texas, Inc. and Vista Bank Texas from 2010 to 2013 and was appointed to his current positions with the Company and the Bank in 2013 following the Company’s merger of equals with VB Texas, Inc. and Vista Bank Texas. In his capacity, he oversees all finance activities, including accounting, financial reporting, investments, and interest rate risk management. Mr. Pigott has over 35 years of financial services experience, having served as Chief Financial Officer for both privately held and publicly-traded institutions in the Houston, Dallas/Fort Worth, Austin and McAllen, Texas markets, including Texas Regional Bancshares, Inc. He also spent six years in public accounting with Arthur Andersen & Co., a national accounting firm. Mr. Pigott graduated from the University of Mississippi with a B.B.A. in Accounting in 1976 and is a licensed Certified Public Accountant.

Table

Other Executive Officers

The following table sets forth information regarding the Company’s executive officers who, in addition to Messrs. Franklin, Parsons and Pigott, are members of the executive committee of the Bank.

Name	Position with the Company	Age
Travis L. Jaggers	President	73
Deborah Dinsmore	Senior Executive Vice President and Chief Information Officer	62
Justin M. Long	Senior Executive Vice President, General Counsel and Corporate Secretary	47
Cambrea R. Merriwether	Senior Executive Vice President and Chief Human Resources Officer	47
James L. Sturgeon	Senior Executive Vice President and Chief Risk Officer	71
Joe F. West	Senior Executive Vice President and Chief Credit Officer	67

Travis L. Jaggers.  Mr. Jaggers has served as President of the Bank since December 2011 and oversees the Company’s loan and treasury activities. He provides strategic vision and direction to the commercial lending group and designs and implements strategies to ensure asset quality, growth and profitability. Mr. Jaggers reviews, recommends and approves all lending and treasury activities and serves on all key operational and management committees of the Bank. Mr. Jaggers graduated from the University of Houston with a B.B.A. in Accounting and received a Master of Science degree in Finance from the University of Houston.

Deborah Dinsmore.  Ms. Dinsmore has served as Senior Executive Vice President and Chief Information Officer of the Bank since 2015. Prior to that, she served as the Chief Operations Officer and Chief Information Officer at Integrity Bank from 2012 through 2015. Ms. Dinsmore is responsible for oversight of aligning technology and operational strategies with corporate strategies, leveraging system capabilities to optimize performance, and managing risks associated with technology and operations. She graduated from Alvin Community College with an A.A.S. degree in Business.

Justin M. Long.  Mr. Long has served as Senior Executive Vice President, General Counsel and Corporate Secretary of the Bank and the Company since April 2019. Prior to joining the Bank, Mr. Long served as a partner at Norton Rose Fulbright US LLP from 2016 to 2019 where he represented financial institutions in corporate and regulatory matters, including the Company’s initial public offering. Prior to joining Norton Rose Fulbright, Mr. Long was a partner at Bracewell LLP where he represented financial institutions in corporate and regulatory matters. Mr. Long received a bachelor’s degree in Finance from the University of Texas and graduated from the University of Texas School of Law.

Cambrea R. Merriwether. Mrs. Merriwether has served as Senior Executive Vice President and Chief Human Resources Officer of the Bank since May 2020. She specializes in leading the Human Resources function by developing and executing human resources strategies, policies and programs in support of the overall business plan and strategic direction of the Bank. Prior to joining the Bank, Mrs. Merriwether served as the Corporate Director, Human Resources and Talent Development at Apergy, which she joined in 2016. A certified Senior Human Resources Professional with more than 20 years of comprehensive human resources experience, Mrs. Merriwether spent many years in the oil and gas and banking industries prior to joining the organization. Mrs. Merriwether is a graduate with a bachelor’s degree in International Business and Economics from Purdue University.

James L. Sturgeon.  Mr. Sturgeon has served as Senior Executive Vice President and Chief Risk Officer of the Bank since 2013. Prior to that he served as the Vice Chairman from 2011 through 2013 at VB Texas Inc., and Vista Bank. He oversees the Bank’s risk division with enterprise risk management, compliance, audit, loan review, information security, financial crimes risk and strategic planning activities. Additionally, he chairs the Bank’s risk committee and sits on various Bank level risk and governance committees. Mr. Sturgeon has over 40 years of experience in banking and graduated with a B.B.A in Finance from the University of Houston in 1973 and an M.B.A. from Southern Methodist University in 1977.

Joe F. West.  Mr. West has served as Senior Executive Vice President and Chief Credit Officer of the Bank since 2013. Mr. West joined the Bank in 2013 via the merger of CBTX and Vista Bank Texas where he was Executive Vice President and Senior Credit Officer since 2006. Prior to Vista Bank Texas, Mr. West served as Senior Credit Officer at Horizon Capital Bank in Houston. In his capacity as Chief Credit Officer he is responsible for loan asset quality, loan

Table

policy and the Bank’s loan approval process. Mr. West has over 40 years of experience in banking and graduated with a B.B.A. in Accounting from Baylor University in 1978 and is a licensed Certified Public Accountant.

Item 11. Executive Compensation

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensations, including the requirement to include a specific form of Compensation Discussion and Analysis, as well as exemptions from the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain shareholder approval of any golden parachute payments not previously approved. The Company has elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The table below shows the components of compensation of the Company’s named executive officers during the years indicated. Except as set forth in the notes to the table, all cash compensation for each of the named executive officers was paid by the Bank.

						Nonqualified
					Stock	Deferred
				Stock	Awards	Compensation	All Other
Name	Year	Salary	Bonus(1)	Awards(2)	Dividends (3)	Earnings(4)	Compensation (5)	Total
Robert R. Franklin, Jr.	2021	$ 550,000	$ 800,000	$ 78,843	$ 9,786	$ 6,923	$ 302,390	$ 1,747,942
	2020	550,000	600,000	59,948	6,056	9,338	248,750	1,474,092

J. Pat Parsons	2021	300,000	300,000	29,577	3,608	5,059	152,341	790,585
	2020	300,000	330,000	32,982	2,144	6,179	169,679	840,984

Robert T. Pigott, Jr.	2021	327,059	150,000	14,774	3,166	—	24,551	519,550
	2020	327,059	150,000	14,987	1,989	—	24,251	518,286

(1)

The amounts in this column represent the aggregate amount of annual discretionary cash bonuses earned by the named executive officers for 2021 and 2020 performance, respectively. For Mr. Parsons, 75% of the amount reported as 2020 was paid in February 2021 and the remaining 25% will be paid (plus interest accrued at the rate of 7% per year, 4% per year beginning January 1, 2021 compounded monthly) in February 2023 (or, if earlier, upon consummation of the merger with Allegiance) subject to his continued employment through each such date. The amounts shown as 2021 in the table above were paid in full in January 2022.

(2)

The stock awards amount reflected in the table above as 2021 compensation represents the grant date fair value of restricted stock shares granted February 1, 2022 and the stock awards amount reflected in the table above as 2020 compensation represents the grant date fair value of restricted stock shares granted February 1, 2021. As required by SEC rules, amounts in this column represent the grant date fair value of stock-based compensation expense as required by FASB ASC Topic 718 Stock Based Compensation and were calculated using the valuation assumptions for restricted stock and in the notes to the Company’s financial statements in Part II.—Item 8.—Note 18. Stock-Based Compensation. These amounts are not the actual values that may be realized by the named executive officers.

(3)   Dividends earned on unvested shares of restricted stock awards are paid (without interest) at vesting.

(4)

Nonqualified deferred compensation earnings are above-market earnings credited in 2021 and 2020 to Mr. Franklin’s and Mr. Parsons’ respective holdback discretionary bonus arrangements. Holdback bonus amounts accrued interest at the rate of 4% per year, compounded monthly, during 2021 and 7% in 2020. Mr. Franklin’s holdback bonus arrangement was credited with interest in the aggregate amounts of $10,818 and $20,181 for 2021 and 2020, respectively. Mr. Parsons’ holdback bonus arrangement was credited with interest in the aggregate amounts of $8,843 and $13,216 for 2021 and 2020, respectively.

(5)	See table below for more information regarding “All Other Compensation”.

Table

The table below provides more detail for the “All Other Compensation” in the summary compensation table above:

		Salary	Deferred	401(k)	Life	Company	Club
Name	Year	Continuation (1)	Compensation (2)	Match	Insurance	Car	Dues	Other (3)	Total
Robert R. Franklin, Jr.	2021	$ 260,525	$—	$ 17,400	$ 6,401	$ 5,502	$ 11,812	$ 750	$ 302,390
	2020	203,001	—	17,100	6,401	4,659	16,839	750	248,750

J. Pat Parsons	2021	100,000	8,348	17,400	10,382	15,616	—	595	152,341
	2020	100,000	29,781	17,100	10,382	11,929	—	487	169,679

Robert T. Pigott, Jr.	2021	—	—	17,400	6,401	—	—	750	24,551
	2020	—	—	17,100	6,401	—	—	750	24,251

(1)	The amounts shown for Mr. Franklin represent the increase in the actuarial present value of his accrued benefit under his 2017 Salary Continuation Agreement for the years shown above. The amounts shown for Mr. Parsons are the cash compensation received pursuant to his employment agreement which entitles him to receive $100,000 annually for a period of 10 years upon reaching the age of 65. See discussion of these agreements below.
(2)	Represents earnings on Mr. Parsons’ deferred compensation under the frozen deferred compensation plan. See further discussion in “Deferred Compensation Arrangements under Annual Bonus Plan” below.
(3)	The amounts shown for Mr. Franklin and Mr. Pigott represent Company contributions to their respective health savings accounts. The amounts shown for Mr. Parsons represents Company payments for his home security system.

Narrative Discussion of Summary Compensation Table

General. The primary elements of the executive compensation are base salary, discretionary cash bonuses, long-term incentive compensation in the form of equity awards, and other benefits including perquisites. The Company originally established its executive compensation philosophy and practices to fit the Company’s status as a privately held corporation and adapted its philosophy and practices following the Company’s initial public offering. The Company believes the current mix and value of these compensation elements provide its named executive officers with total annual compensation that is both reasonable and competitive within its markets, appropriately reflects the Company’s performance and the executive’s particular contributions to that performance and takes into account applicable regulatory guidelines and requirements.

Base Salary. Each named executive officer’s base salary is a fixed component of compensation for each year for performing specific job duties and functions. The Company reviews these base salaries at the end of each year, with any adjustments implemented at the beginning of the next year. In considering whether to make adjustments to the base salary rates of the named executive officers, the board of directors considers many factors, including but not limited to (a) changes to the scope of the executive’s responsibilities, (b) the executive’s job performance, and (c) the competitive market for executive talent, as estimated based on competitive market data developed by the Company’s independent compensation consultant, publicly available information and the experience of members of the board of directors and management.

Discretionary Bonus. Historically, the named executive officers have been awarded discretionary annual cash bonus awards after the end of each year based on an overall assessment of the Company’s performance for the year in light of overall market conditions and the individual performance of the named executive officers. The annual bonuses earned by Messrs. Franklin and Parsons have historically been paid in two installments, with 75% of the approved bonus amount paid in the first quarter of the calendar year following the year in which the bonus was earned and the remaining 25% paid (with interest accrued at the rate of 7% per year until January 1, 2021 when the rate became 4% per year) in February of the third calendar year following the year in which the bonus was earned, subject to the named executive officer’s continuing employment with the Company through such date. Mr. Franklin did not defer any of his bonus for 2020 and the 2020 bonus amount shown for Mr. Franklin in the table above was paid in February 2021. Both Messrs. Franklin and Parsons did not defer any of their bonus for 2021 and the amounts shown for 2021 in the table above were paid in January 2022.

Long-Term Incentive Compensation. The Company believes that equity-based incentives are an effective means for aligning the interests of its executives with the interests of the Company’s shareholders and that the long-term

Table

compensation of its executive officers should be linked to the value provided to the Company’s shareholders. In addition, the Company uses stock-based compensation as a retention tool. Because the stock awards generally vest over a multi-year period, they provide executives with an ongoing incentive to continue their employment with the Company and to maximize shareholder value. Long-term stock-based incentives granted to executives for the last several years have been structured in the form of restricted stock awards. Restricted stock awards are designed to link executives’ interests with those of the Company’s shareholders because the value of the awards is based on the value of the Company’s common stock. In addition, they provide a long-term retention incentive throughout the vesting period because the restricted stock generally has value regardless of stock price volatility.

The following shares of restricted stock were granted to the named executive officers:

		Grant	Number of
		Date	Shares of Restricted
Name	Grant Date	Fair Value	Stock Granted
Robert R. Franklin, Jr.	2/1/2022	$ 29.43	2,679
	2/1/2021	$ 26.32	2,252
J. Pat Parsons	2/1/2022	$ 29.43	1,005
	2/1/2021	$ 26.32	1,239
Robert T. Pigott, Jr.	2/1/2022	$ 29.43	502
	2/1/2021	$ 26.32	563

Each of these awards vest in three approximately equal annual installments beginning on the date of grant, subject to the named executive officer’s continued status as an employee on each applicable vesting date. These restricted stock awards will become immediately and fully vested upon a change of control (as defined in the 2017 Plan, and which would include the consummation of the merger with Allegiance). The awards granted February 1, 2022 are considered compensation for 2021 and the awards granted February 1, 2021 are considered compensation for 2020.

Employee Retirement Benefit Plan. The Company’s named executive officers are also each eligible to participate in its 401(k) plan, which is designed to provide retirement benefits to all eligible employees. The 401(k) plan provides employees with the opportunity to save for retirement on a tax-deferred basis and permits employees to defer between 1% and 100% of eligible compensation, subject to statutory limits. Under the 401(k) plan, the Company may make discretionary matching contributions or any additional contributions.

Deferred Compensation Arrangements under Annual Bonus Plan. The Bank had in the past established unfunded deferred compensation arrangements with executive officers at the Bank, including Mr. Parsons, and certain other highly compensated employees who contributed to the continued growth, development and future business success of the Bank. Pursuant to these arrangements the Company contributed between 25% and 33% of each eligible participant’s incentive bonus amount into a deferred compensation account. These arrangements were frozen to new contributions in 2014. Despite the restriction on further contributions, the Company had a continuing liability under these arrangements of $1.7 million at December 31, 2021. Mr. Parsons’ deferred compensation account continues to hold the amounts deferred prior to the freeze date, which accrued interest at an annual rate of 4% beginning January 1, 2021 compounded monthly. Mr. Parsons became fully vested in his deferred compensation arrangement on March 1, 2018. The vested balance of Mr. Parsons’ account under his deferred compensation arrangement was $137,143 at December 31, 2021.

2017 Salary Continuation Agreement. In October 2017, the Company entered into a salary continuation agreement (the “SERP”) with Mr. Franklin. Under the SERP, Mr. Franklin will receive an annual payment for ten years commencing at age 70 (the “Normal Retirement Benefit”). The amount of the annual payment (the “Annual SERP Payment”) is determined by using reasonable actuarial assumptions to convert the SERP accrual balance (which is annually approved by the Compensation Committee and may be increased, but not decreased) into the Normal Retirement Benefit. The SERP accrual balance was $899,838 at December 31, 2021, which yields a Normal Retirement Benefit with an Annual SERP Payment of approximately $200,000. If Mr. Franklin’s employment terminates before age 70, instead of the Normal Retirement Benefit he would receive a reduced annual payment that is based on the amount of the SERP accrual balance when employment termination occurs. The reduced installment payments would not commence until the seventh month after his termination of employment, or if earlier, the month after he attains age 70. The SERP also provides for a lump-sum cash benefit (in lieu of any other SERP benefit) payable immediately after a change in control (as defined in the SERP, and which would include the consummation of the merger with Allegiance), regardless of whether Mr. Franklin’s employment also terminates. The lump-sum benefit is the amount of the SERP accrual balance as of the date of the change

Table

in control. If a change in control occurred while Mr. Franklin is receiving installment payments under the SERP, he would instead receive an immediate lump-sum payment consisting of the aggregate amount of all remaining installment payments.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of the named executive officers. The following is a summary of the material terms of each such agreement.

Employment Agreement with Robert R. Franklin, Jr.

The Company entered into an amended and restated employment agreement with Mr. Franklin on October 28, 2017, pursuant to which he serves as President and Chief Executive Officer and as Chief Executive Officer of the Bank for an initial term of five years that extends for successive one-year renewal terms unless either party gives 60-days’ advance notice of non-renewal. As consideration for these services, the amended and restated employment agreement provides Mr. Franklin with the following compensation and benefits:

•	A minimum annual base salary of $450,000, subject to annual review by the Compensation Committee.
•	An annual cash performance bonus opportunity in the minimum amount of 25% of his base salary.
•

An award of 30,000 shares of restricted stock (subject to adjustment for any stock splits, etc.), which was granted in 2017 under the 2017 Omnibus Incentive Plan. These shares vest in five equal annual installments beginning on the first anniversary of the grant date of the award, subject to Mr. Franklin’s continuous employment through each vesting date.

•	Participation in the SERP, described above.
•

Certain severance benefits in the event of a qualifying termination of employment (including in connection with a change in control). See “—Potential Payments upon a Termination of Employment or a Change in Control”.

•	Certain other employee benefits and perquisites, including a company-provided car and reimbursement of country club dues.

Pursuant to the amended and restated employment agreement, Mr. Franklin will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

Employment Agreement with J. Pat Parsons

The Company entered into an employment agreement with Mr. Parsons on May 21, 2008 (which was amended on December 30, 2008 and March 6, 2013), pursuant to which he serves as the Vice Chairman of the Company’s board of directors and as Vice Chairman of the board of directors of the Bank. The employment agreement provides for an initial term of five years and automatically renews each year. Pursuant to the employment agreement, Mr. Parsons is entitled to an annual base salary of $300,000, subject to annual review by the board of directors, and is eligible to receive a discretionary bonus payment for each year. Mr. Parsons is also eligible to receive employee benefits, fringe benefits, and perquisites in accordance with the employment agreement. In addition, Mr. Parsons’ employment agreement provides for certain severance benefits in the event of a qualifying termination of employment and certain payments in connection with a “change in control” of the Company. See “—Potential Payments upon a Termination of Employment or a Change in Control”. Pursuant to the employment agreement, Mr. Parsons is eligible to receive an additional annual payment of $100,000 for a period of 10 years upon reaching the age of 65, subject to certain restrictions. These annual payments began in 2014 and are scheduled to end in 2023.

Employment Agreement with Robert T. Pigott, Jr.

The Company entered into an employment agreement with Mr. Pigott on March 6, 2013, pursuant to which he serves as the Company’s Chief Financial Officer and the Chief Financial Officer of the Bank. The employment agreement provides for an initial term of five years and automatic renewals thereafter for successive one-year terms, unless either party provides notice of non-renewal at least 60 days prior to the renewal date. Pursuant to the employment agreement,

Table

Mr. Pigott is entitled to an annual base salary of $225,000, subject to annual review by the board of directors, and is eligible to receive a discretionary bonus payment for each year. Mr. Pigott is also eligible to receive employee benefits, fringe benefits, and perquisites in accordance with the employment agreement. In addition, Mr. Pigott’s employment agreement provides for certain severance benefits in the event of a qualifying termination of employment. See “—Potential Payments upon a Termination of Employment or a Change in Control”.

Potential Payments upon a Termination of Employment or a Change in Control

Below is a description of the severance and other change in control benefits to which the named executive officers would be entitled upon a termination of employment and in connection with a change in control.

Termination of Employment without Cause or Resignation with Good Reason

The employment agreements with each of the named executive officers provide for severance benefits if the Company terminates the executive without “cause” or the executive resigns with “good reason” (as each of those terms is defined in the applicable employment agreement), which circumstances referred to as a “qualifying termination of employment”. Upon a qualifying termination of employment, the executive will be entitled to the following payments and benefits under his employment agreement:

•	an amount equal to the accrued but unpaid base salary and unused vacation pay, which is referred to as the “accrued obligations”;
•

a lump sum cash payment consisting of $1,500,000 for Mr. Franklin (unless termination occurs during the 27-month period that begins three months prior to a change in control); 100% of one year’s annual base salary for Mr. Parsons (unless termination occurs due to change in control); and $550,000 for Mr. Pigott;

•	pro-rata portion of the executive’s annual bonus, except for Mr. Parsons, which is referred to as the “unpaid incentive payment”;
•

medical benefits coverage for Mr. Franklin and Mr. Pigott and their dependents for 18 months and 24 months, respectively, following the date of termination of employment, and medical benefits coverage for Mr. Parsons and his dependents for the lesser of the period of time that the employment agreement would have been in effect, or 12 months, which is referred to as the “health and welfare benefits”; and

•	Mr. Franklin will fully vest in all outstanding unvested equity awards that would have vested based solely on Mr. Franklin’s continued employment (i.e., all time-based equity awards).

Change in Control

Mr. Franklin

Pursuant to his amended and restated employment agreement, if Mr. Franklin is terminated by the Company or the Bank other than for “cause” or he resigns for “good reason” (as each of those terms is defined in Mr. Franklin’s amended and restated employment agreement) during the 27-month period that begins three months prior to a “change in control” (as such term is defined in Mr. Franklin’s amended and restated employment agreement, and which would include consummation of the merger with Allegiance) and ends 24 months following such change in control, then, in lieu of the $1,500,000 cash severance payment otherwise payable to him, Mr. Franklin will be entitled to receive a cash severance payment equal to the greater of (a) $1,500,000 or (b) the amount equal to three times the sum of his then-current base salary and target annual bonus for the calendar year in which the termination occurs.

In addition, under the terms of his SERP, upon a change in control (which, as defined in his SERP would include consummation of the merger with Allegiance), Mr. Franklin is entitled to receive a lump-sum cash payment (in lieu of any other SERP benefit) in the amount of the Bank’s liability accrual balance in respect of the SERP. This amount is payable immediately after the change in control, regardless of whether Mr. Franklin’s employment also terminates.

Mr. Parsons

Under his employment agreement, Mr. Parsons is entitled to a lump sum cash payment in an amount equal to 100% of one year’s base salary upon termination without “cause” (as such term is defined in Mr. Parsons’ employment agreement) or if he resigns with “good reason” (as such term is defined in the employment agreement) unless the termination occurs during the 180-day period immediately following a “change in control” of the Company (as that term is defined in the employment agreement, and which would include consummation of the merger with Allegiance), in which

Table

case Mr. Parsons will be entitled to receive a lump sum cash payment in an amount equal to 150% of one year’s base salary.

Outstanding Equity Awards at Year End

The outstanding equity awards held by each of the named executive officers at December 31, 2021 are shown in the table below. Narrative disclosures regarding the Company’s equity compensation plans follow this table.

	Option Awards				Stock Awards
							Market	Equity Incentive	Equity Incentive
					Number of		Value of	Plan Awards:	Plan Awards:
	Number of				Shares of		Shares of	Number of	Market Value of
	Securities Underlying		Option	Option	Stock That		Stock That	Unearned Units	Unearned Units
	Unexercised Options		Exercise	Expiration	Have Not		Have Not	That Have	That Have
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested (1)	Not Vested	Not Vested

Robert R. Franklin, Jr.	—	—	—	—	6,000	(2)	$ 174,000	—	—
	—	—	—	—	889	(3)	25,781	—	—
	—	—	—	—	2,174	(4)	63,046	—	—
	—	—	—	—	2,252	(5)	65,308	—	—

J. Pat Parsons	—	—	—	—	2,000	(2)	58,000	—	—
	—	—	—	—	611	(3)	17,719	—	—
	—	—	—	—	1,195	(4)	34,655	—	—
	—	—	—	—	1,239	(5)	35,931	—	—

Robert T. Pigott, Jr.	—	—	—	—	2,000	(2)	58,000	—	—
	—	—	—	—	222	(3)	6,438	—	—
	—	—	—	—	543	(4)	15,747	—	—
	—	—	—	—	563	(5)	16,327	—	—

(1)

Market value of shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing market price of the Company’s common stock on December 31, 2021, which was $29.00.

(2)	Shares of restricted stock awarded under the 2017 Plan on November 7, 2017, which vest in equal increments on an annual basis over a five-year period.
(3)	Shares of restricted stock awarded under the 2017 Plan on February 1, 2019, which vest in approximately equal increments on an annual basis over a three-year period.

(4)  Shares of restricted stock awarded under the 2017 Plan on February 1, 2020, which vest in approximately equal increments on an annual basis over a three-year period.

(5)  Shares of restricted stock awarded under the 2017 Plan on February 1, 2021, which vest in approximately equal increments on an annual basis over a three-year period.

VB Texas, Inc. 2006 Stock Option Plan

In connection with the merger with VB Texas, Inc., the Company assumed the VB Texas, Inc. 2006 Stock Option Plan (the “2006 Plan”), and each outstanding option thereunder at the effective time of the merger to acquire shares of VB Texas, Inc. common stock was converted into an option to purchase the Company’s common stock equal to the number of shares of VB Texas, Inc. common stock into which such options were exercisable immediately before the effective time multiplied by an exchange ratio. All of these options under the 2006 Plan became fully vested and immediately exercisable at the time of the merger with VB Texas, Inc. As of December 31, 2021, there were options outstanding to acquire 35,560 shares of the Company’s common stock under the 2006 Plan. The 2006 Plan expired on October 25, 2016, and no additional options may be granted under its terms.

CBFH, Inc. 2014 Stock Option Plan

In May 2014, the board of directors adopted the Company’s 2014 Stock Option Plan (the “2014 Plan”), which was approved by shareholders in May 2014. The 2014 Plan was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to selected employees and to promote the success

Table

of the Company’s business by offering these individuals an opportunity to acquire a proprietary interest in the success of the Company, or to increase this interest, by permitting them to receive options to purchase shares of common stock of the Company. The 2014 Plan provides for the issuance of up to 1,127,200 shares of common stock pursuant to options granted under the plan. At December 31, 2021, there were options outstanding to acquire 156,000 shares of the Company’s common stock under the 2014 Plan. Although the Company has not issued any options under the 2014 Plan since 2017, 963,200 shares were available for future grant at December 31, 2021.

CBTX, Inc. 2017 Omnibus Incentive Plan

In September 2017, the Company’s shareholders approved the 2017 Plan, which was previously approved by the board of directors. The purposes of the 2017 Plan are to provide additional incentives to selected officers, employees, non-employee directors and consultants and to attract and retain competent and dedicated persons whose efforts will impact the Company’s long-term growth and profitability. The 2017 Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, stock bonuses, other stock-based awards and cash awards. The 2017 Plan reserved 600,000 shares of the Company’s common stock for issuance and at December 31, 2021, 276,000 shares of the Company’s common stock were available for further issuance under this reservation. At December 31, 2021, 85,813 shares of restricted stock were outstanding under the 2017 Plan.

Director Compensation

The Company pays its directors annual retainers and fees based on their participation in board meetings held throughout the year. In addition, the Company pays annual retainers and fees based on participation in committee meetings. See additional discussion below.

The following table sets forth compensation paid or earned during 2021 to each of the directors other than Robert R. Franklin, Jr. and J. Pat Parsons, whose compensation is described above in “Summary Compensation Table”. The table also includes compensation earned by each director that is attributable to their service as a director of the Bank.

	Fees Earned or	Stock	All Other
Name	Paid in Cash(1)	Awards(2)	Compensation(3)	Total
Michael A. Havard	$ 54,150	$ 51,493	$ 695	$ 106,338
Tommy W. Lott	41,575	51,493	695	93,763
Glen W. Morgan	32,200	51,493	695	84,388
Joe E. Penland, Sr.	39,650	51,493	695	91,838
Reagan A. Reaud	42,500	51,493	695	94,688
Joseph B. Swinbank	49,150	51,493	695	101,338
Sheila G. Umphrey	29,750	51,493	695	81,938
John E. Williams, Jr.	36,950	51,493	695	89,138
William E. Wilson, Jr.	43,250	51,493	695	95,438
(1)	Annual retainers and fees earned for serving on the Board of Directors and committees.
(2)	Taxable gain related to restricted stock awards which were granted February 1, 2021 and vested December 31, 2021.
(3)	All other compensation represents dividends earned on unvested shares of restricted stocks, which are paid (without interest) at vesting.

Directors are also entitled to the protection provided by the indemnification provisions in the Company’s amended and restated certificate of formation and amended and restated bylaws, and, to the extent they are directors of the Bank, the articles of association and bylaws of the Bank.

Table

Non-employee directors are compensated as follows:

●	Each non-employee director receives an annual base retainer of $20,000, with 50% payable in March and 50% payable in December, subject in each case to the director attending at least 75% of the board meetings during the applicable period (or portion of such period during which the individual is a non-employee director). In addition, each director will receive a fee of $750 for each board meeting the director attends (whether in-person or by telephone or other electronic means).

●	The chair of the audit committee receives an annual retainer of $10,000 and the other members of the audit committee will receive annual retainers of $7,500, in each case subject to the director attending at least 75% of the audit committee meetings during the applicable period (or portion of such period during which the director is the chair or member of the audit committee, as applicable). In addition, each member of the audit committee will receive a fee of $500 for each audit committee meeting the director attends (whether in-person or by telephone or other electronic means).

●	The chair of the compensation committee receives an annual retainer of $7,500 and the other members of the audit committee will receive annual retainers of $2,500, in each case subject to the director attending at least 75% of the compensation committee meetings during the applicable period (or portion of such period during which the director is the chair or member of the compensation committee, as applicable). In addition, each member of the compensation committee will receive a fee of $450 for each compensation committee meeting the director attends (whether in-person or by telephone or other electronic means).

●	The chair of the corporate governance and nominating committee receives an annual retainer of $5,000 and the other members of the corporate governance and nominating committee receive annual retainers of $2,500, in each case subject to the director attending at least 75% of the corporate governance and nominating committee meetings during the applicable period (or portion of such period during which the director is the chair or member of the corporate governance and nominating committee, as applicable). In addition, each member of the corporate governance and nominating committee receives a fee of $350 for each corporate governance and nominating committee meeting the director attends (whether in-person or by telephone or other electronic means).

●	Each director receives an annual award of restricted stock having a target value of $47,500 (prorated for new directors based on the date of appointment). The directors were awarded 1,783 shares each on February 1, 2021 and 1,591 shares on February 1, 2022. The restricted stock awards vest on December 31 in the year granted, subject to the director’s continuing service with the Company or any of its subsidiaries through the applicable vesting date. If a change of control (as defined in the 2017 Plan, and which would include consummation of the merger with Allegiance) occurs before December 31, 2022, then the director would receive accelerated prorated vesting with respect to the director’s February 1, 2022 restricted stock award based on the number of calendar days that elapsed between January 1, 2022 and the date on which such change in control occurs.

Compensation Policies and Practices and Risk Management

The Company does not believe any risks arise from its compensation policies and practices for its executive officers and other employees that are reasonably likely to have a material adverse effect on the Company’s operations, results of operations or financial condition.

Compensation Committee Interlocks and Insider Participation

None of the executive officers served as (a) a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (b) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as a director of the Company.

Table

During the year ended December 31, 2021, the members of the Compensation Committee were Messrs. Michael A. Havard (Chairman), Tommy W. Lott, Joe E. Penland, Sr., Joseph B. Swinbank and Reagan Reaud. None of the members of the Compensation Committee (a) was an officer or employee of the Company or its subsidiary in 2021, (b) was formerly an officer or employee of the Company or its subsidiary or (c) had any relationship that required disclosure under the section titled “Item 13.—Certain Relationships and Related Person Transactions and Director Independence—Certain Relationships and Related Person Transactions”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 17, 2022, by (1) each director, director nominee and named executive officer of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Company’s common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person, subject to applicable community property laws.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes the beneficial owners of common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names. Unless otherwise noted, the address for each director and named executive officer listed in the table below is c/o CBTX, Inc., 9 Greenway Plaza, Suite 110, Houston, Texas 77046

	Number of Shares		Percentage
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)
Directors and Named Executive Officers
Robert R. Franklin, Jr.	276,169	(2)	1.12%
J. Pat Parsons	127,412	(3)	*
Michael A. Havard	48,334	(4)	*
Tommy W. Lott	225,534	(5)	*
Glen W. Morgan	1,224,334	(6)	4.98%
Joe E. Penland, Sr.	1,422,824	(7)	5.78%
Reagan A. Reaud	4,961	(8)	*
Joseph B. Swinbank	263,894	(9)	1.07%
Sheila G. Umphrey	1,224,414	(10)	4.98%
John E. Williams, Jr.	1,232,014	(11)	5.01%
William E. Wilson, Jr.	81,622	(12)	*
Robert T. Pigott, Jr.	65,847	(13)	*
Directors and Executive Officers as a group (18 persons)	6,427,872	(14)	26.06%
Principal Shareholders - 5% Security Holders
BlackRock, Inc.	1,333,937	(15)	5.42%
FJ Capital Management	1,303,387	(16)	5.31%
*	Represents beneficial ownership of less than 1%.

(1)

Percentages are based on 24,608,462 shares of common stock issued and outstanding at February 18, 2022. For purposes of computing the percentage of outstanding shares of common stock held by any individual listed in this table, any shares of common stock that such person has the right to acquire pursuant to the exercise of a stock option that are exercisable or will vest within 60 days of February 18, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes (i) 264,902 shares held by Mr. Franklin individually and (ii) 11,267 shares outstanding pursuant to restricted stock awards. Mr. Franklin has pledged 101,600 shares as collateral to secure outstanding debt obligations.

Table

(3)	Includes (i) 41,597 shares held by Mr. Parsons individually, (ii) 81,387 shares held jointly by Mr. Parsons and his spouse and (iii) 4,428 shares outstanding pursuant to restricted stock awards.
(4)	Includes (i) 46,743 shares held by Mr. Havard individually and (ii) 1,591 shares outstanding pursuant to restricted stock awards.
(5)	Includes (i) 223,943 shares held by Mr. Lott individually and (ii) 1,591 shares outstanding pursuant to restricted stock awards.
(6)

Includes (i) 581,717 shares held by Mr. Morgan individually, (ii) 641,026 shares held by the Grace Trust of which Mr. Morgan serves as the trustee and (iii) 1,591 shares outstanding pursuant to restricted stock awards.

(7)

Includes (i) 480,927 shares held by Mr. Penland individually, (ii) 215,670 shares held by the Penland Foundation of which Mr. Penland serves as the trustee, (iii) 724,636 shares held by Tram Road Partners LP of which Mr. Penland is the trustee and (iv) 1,591 shares outstanding pursuant to restricted stock awards. Tram Road Partners LP has pledged 724,636 shares as collateral to secure outstanding debt obligations.

(8)	Includes (i) 2,870 shares held by Mr. Reaud individually, (ii) 500 shares held by Reaud Holdings LLC and (iii) 1,591 shares outstanding pursuant to restricted stock awards.
(9)

Includes (i) 160,703 shares held by Mr. Swinbank individually, (ii) 101,600 shares held by the JBS/STS Grandchildren’s Trust of which Mr. Swinbank has voting power and (iii) 1,591 shares outstanding pursuant to restricted stock awards.

(10)

Includes (i)  611,412 shares held by Ms. Umphrey individually, (ii) 611,411 shares held jointly by the Thomas Walter Umphrey Estate, of which Ms. Umphrey has voting authority for these shares as co-executor of the estate and (iv) 1,591 shares outstanding pursuant to restricted stock awards.

(11)

Includes (i) 1,230,643 shares held by Mr. Williams individually and (ii) 1,591 shares outstanding pursuant to restricted stock awards. Mr. Williams has pledged 608,000 shares as collateral to secure outstanding debt obligations.

(12)

Includes (i) 44,031 shares held by Mr. Wilson individually, (ii) 24,000 shares held by Mr. Wilson’s individual retirement account, (iii) 12,000 shares held by the Caldwell McFadden Mineral Trust of which Mr. Wilson serves as the trustee and (iv) 1,591 shares outstanding pursuant to restricted stock awards.

(13)

Includes (i) 32,646 shares held by Mr. Pigott’s individual retirement account, (ii) 30,053 shares held by Mr. Pigott individually and (iii) 3,148 shares outstanding pursuant to restricted stock awards.

(14)

Includes (i) 6,427,872 shares held by the directors and executive officers, (ii) 55,240 shares issuable upon the exercise of stock options within 60 days of February 18, 2022, and (iii) 57,666 shares outstanding pursuant to restricted stock awards. Individuals in this group have separately pledged a total of 1,434,236 shares as collateral to secure outstanding.

(15)Based solely on information reported on a Schedule 13G filed with the SEC on February 7, 2022 by or on behalf of BlackRock, Inc. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(16)Based solely on information reported on a Schedule 13G filed with the SEC on February 10, 2022 by or on behalf of FJ Capital Management, LLC. The address of FJ Capital Management, LLC is 7901 Jones Branch Drive, Suite 210, McLean, VA 22102.

Table

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2021, shares authorized for issuance under the Company’s equity compensation plans were as follows:

	Number of Shares
	to be Issued	Weighted-Average	Number of Shares
	Upon Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants
Equity compensation plans approved by shareholders (1)	156,000	$18.95	1,239,200
Equity compensation plans not approved by shareholders	—	—	—
Total	156,000	$18.95	1,239,200

(1)The number of shares available for future issuance includes 276,000 shares available under the Company’s 2017 Omnibus Incentive Plan and 963,200 shares available under the Company’s 2014 Stock Option Plan.

Item 13. Certain Relationships and Related Person Transactions and Director Independence

Certain Relationships and Related Person Transactions

Certain of the Company’s officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, the Bank or the Company in the ordinary course of business. These transactions include deposits, loans, and other financial services related transactions. Related person transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to the Company, and do not involve more than normal risk of collectability or present other features unfavorable to the Company. Loans and deposits the Bank has with these parties have been made and accepted in compliance with applicable regulations and written policies. The Company expects to continue to have such transactions on similar terms and conditions with such officers, directors, shareholders and their affiliates in the future. See Part II.—Item 8. Financial Statements and Supplementary Data—Note 12: Related Party Transactions” for information regarding related party loans and deposits.

Transactions by the Company with related persons are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors, and principal shareholders). See “Part I.—Item 1. Business—Supervision and Regulation—Restrictions on Transactions with Affiliates and Insiders.”

The Company has adopted policies to comply with these regulatory requirements and restrictions, such as a written Related Person Transactions Policy which provides that any related person transaction is generally prohibited unless the Audit Committee determines that such transaction is fair to the Company and, if necessary, the Company has developed an appropriate plan to manage any conflicts of interest.

Director Independence

Under the rules of the NASDAQ Global Select Market, a majority of the members of the Company’s board are required to be independent. The rules of the NASDAQ Global Select Market, as well as those of the SEC, also impose several other requirements with respect to the independence of the Company’s directors.

The Company’s board has evaluated the independence of each director based upon these rules. Applying these rules, the board has affirmatively determined that, with the exception of Messrs. Franklin and Parsons, each of the current directors qualifies as an independent director under applicable rules. In making these determinations, the board considered the current and prior relationships that each director has and has had with the Company and all other facts and circumstances the board deemed relevant in determining their independence, including the beneficial ownership of common stock by each director, and the transactions described under the section titled “—Certain Relationships and Related  Person Transactions”.

Table

Item 14. Principal Accounting Fees and Services

Independent Auditors

Grant Thornton LLP has served as the Company’s independent auditors since 2015.

Fees Paid to Independent Registered Public Accounting Firm

The Audit Committee reviewed the following Grant Thornton LLP fees for professional services for 2021 and 2020 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence and concluded that such fees did not impair Grant Thornton LLP’s independence. The Audit Committee pre-approved all of the services provided by Grant Thornton LLP before the services were performed in accordance with the policies and procedures described in the section titled “—Audit Committee Pre-Approval”.

Independent auditor fees for the periods shown below were as follows:

	2021	2020
Audit fees(1)	$ 611,583	$ 589,677
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$ 611,583	$ 589,677
(1)	Audit fees consist of fees for professional services for (i) the audit of the Company’s annual financial statements included in the Annual Report on Form 10-K for the years listed and a review of financial statements included in the Quarterly Reports on Form 10-Q, and (ii) services that are normally provided in connection with statutory and regulatory filings or engagements for those years.

Audit Committee Pre-Approval

The Audit Committee’s charter establishes a policy and related procedures regarding the Audit Committee’s authority to approve, in advance, all auditing services (which, if applicable, may include providing comfort letters in connection with securities underwritings), and non-audit services that are otherwise permitted by law (including tax services, if any) that are provided to the Company by its independent auditors. The Audit Committee may also delegate to one or more of its members the authority to pre-approve auditing services and non-audit services that are otherwise permitted by law, provided that each such pre-approval decision is presented to the Audit Committee at or before its next scheduled meeting. In addition, the Audit Committee has the authority to review and approve in advance the Company’s independent auditors’ annual engagement letter, including the proposed fees contained therein.

Table

PART IV.

Item 15. Exhibits and Financial Statements Schedules

All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in the Company’s consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated November 5, 2021, by and between CBTX, Inc. and Allegiance Bancshares, Inc.*** (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on November 12, 2021, File No. 001-38280)

3.1

First Amended and Restated Certificate of Formation of CBTX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

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

Table

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

101*

The following materials from CBTX’s Annual Report on Form 10‑K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Annual Report on Form 10-K

**   Furnished with this Annual Report on Form 10-K

*** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

Table

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

CBTX, INC.
By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Robert R. Franklin, Jr.	Chairman, President and Chief Executive Officer	February 25, 2022
Robert R. Franklin, Jr.	(Principal Executive Officer)

/s/ Robert T. Pigott, Jr.	Senior Executive Vice President and Chief Financial Officer	February 25, 2022
Robert T. Pigott, Jr.	(Principal Financial and Accounting Officer)

/s/ Michael A. Havard	Director	February 25, 2022
Michael A. Havard

/s/ Tommy W. Lott	Director	February 25, 2022
Tommy W. Lott

/s/ Glen W. Morgan	Director	February 25, 2022
Glen W. Morgan

/s/ J. Pat Parsons	Vice Chairman	February 25, 2022
J. Pat Parsons

/s/ Joe E. Penland, Sr.	Director	February 25, 2022
Joe E. Penland, Sr.

/s/ Reagan A. Reaud	Director	February 25, 2022
Reagan A. Reaud

/s/ Joseph B. Swinbank	Director	February 25, 2022
Joseph B. Swinbank

/s/ Sheila G. Umphrey	Director	February 25, 2022
Sheila G. Umphrey

/s/ John E. Williams, Jr.	Director	February 25, 2022
John E. Williams, Jr.

/s/ William E. Wilson, Jr.	Director	February 25, 2022
William E. Wilson, Jr.

Table

Table

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CBTX, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CBTX, Inc. (a Texas corporation) and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015

Houston, Texas

February 25, 2022

Board of Directors and Shareholders

CBTX, Inc.

Table

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$27,689	$46,814
Interest-bearing deposits at other financial institutions	922,457	491,193
Total cash and cash equivalents	950,146	538,007
Securities	425,046	237,281
Equity investments	17,727	18,652
Loans held for sale	164	2,673
Loans, net of allowance for credit losses of $31,345 and $40,637 at December 31, 2021 and 2020, respectively	2,836,179	2,883,480
Premises and equipment, net of accumulated depreciation of $39,196 and $35,826 at December 31, 2021 and 2020, respectively	58,417	61,152
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $17,345 and $16,607 at December 31, 2021 and 2020, respectively	3,658	4,171
Bank-owned life insurance	73,156	72,338
Operating lease right-to-use assets	11,191	13,285
Deferred tax assets, net	9,973	10,700
Other assets	19,394	26,528
Total assets	$4,486,001	$3,949,217

Liabilities:
Noninterest-bearing deposits	$1,784,981	$1,476,425
Interest-bearing deposits	2,046,303	1,825,369
Total deposits	3,831,284	3,301,794
Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	14,142	16,447
Other liabilities	28,450	34,525
Total liabilities	3,923,876	3,402,766
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,323,558 and 25,458,816 shares issued at December 31, 2021 and 2020, respectively; 24,487,730 and 24,612,828 shares outstanding at December 31, 2021 and 2020, respectively	253	255
Additional paid-in capital	335,846	339,334
Retained earnings	237,165	214,456
Treasury stock, at cost, 835,828 and 845,988 shares held at December 31, 2021 and 2020, respectively	(14,196)	(14,369)
Accumulated other comprehensive income, net of tax of $813 and $1,801 at December 31, 2021 and 2020, respectively	3,057	6,775
Total shareholders’ equity	562,125	546,451
Total liabilities and shareholders’ equity	$4,486,001	$3,949,217

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$124,605	$131,678	$141,388
Securities	5,736	4,768	5,954
Interest-bearing deposits at other financial institutions	1,123	1,568	5,333
Equity investments	629	679	720
Total interest income	132,093	138,693	153,395
Interest expense:
Deposits	5,024	9,168	15,999
Federal Home Loan Bank advances	885	903	1,386
Other interest-bearing liabilities	17	16	22
Total interest expense	5,926	10,087	17,407
Net interest income	126,167	128,606	135,988
Provision (recapture) for credit losses:
Provision (recapture) for credit losses for loans	(9,862)	18,074	2,385
Provision (recapture) for credit losses for unfunded commitments	(911)	818	—
Total provision (recapture) for credit losses	(10,773)	18,892	2,385
Net interest income after provision (recapture) for credit losses	136,940	109,714	133,603
Noninterest income:
Deposit account service charges	5,082	5,026	6,554
Card interchange fees	4,200	3,831	3,720
Earnings on bank-owned life insurance	3,488	2,422	5,011
Net gain on sales of assets	1,828	755	652
Other	1,666	2,747	2,691
Total noninterest income	16,264	14,781	18,628
Noninterest expense:
Salaries and employee benefits	60,531	55,415	56,222
Occupancy expense	10,384	10,106	9,506
Professional and director fees	6,467	8,348	7,048
Data processing and software	6,582	5,369	4,435
Regulatory fees	9,901	1,798	1,138
Advertising, marketing and business development	1,551	1,500	1,831
Telephone and communications	2,000	1,752	1,774
Security and protection expense	1,791	1,447	1,464
Amortization of intangibles	738	846	894
Other expenses	7,741	5,519	5,831
Total noninterest expense	107,686	92,100	90,143
Net income before income tax expense	45,518	32,395	62,088
Income tax expense	9,920	6,034	11,571
Net income	$35,598	26,361	$50,517
Earnings per common share
Basic	$1.46	$1.06	$2.03
Diluted	$1.45	$1.06	$2.02

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$35,598	$26,361	$50,517

Change in unrealized gains (losses) on securities available for sale arising during the period	(4,707)	5,547	6,728
Reclassification adjustments for net realized gains included in net income	—	10	57
Change in related deferred income tax	989	(1,168)	(1,424)
Other comprehensive income (loss), net of tax	(3,718)	4,389	5,361
Total comprehensive income	$31,880	$30,750	$55,878

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	25,777,693	$258	$344,497	$160,626	(870,272)	$(14,781)	$(2,975)	$487,625
Net income	—	—	—	50,517	—	—	—	50,517
Dividends on common stock, $0.40 per share	—	—	—	(10,063)	—	—	—	(10,063)
Stock-based compensation expense	—	—	2,402	—	—	—	—	2,402
Vesting of restricted stock, net of shares withheld for employee tax liabilities	59,455	—	(239)	—	—	—	—	(239)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(98)	—	12,926	219	—	121
Shares repurchased	(100)	—	(3)	—	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,361	5,361
Balance at December 31, 2019	25,837,048	258	346,559	201,080	(857,346)	(14,562)	2,386	535,721

Net income	—	—	—	26,361	—	—	—	26,361
Cumulative effect of accounting changes from adoption of CECL, net of deferred tax asset	—	—	—	(3,045)	—	—	—	(3,045)
Dividends on common stock, $0.40 per share	—	—	—	(9,940)	—	—	—	(9,940)
Stock-based compensation expense	—	—	1,935	—	—	—	—	1,935
Vesting of restricted stock, net of shares withheld for employee tax liabilities	53,582	1	(199)	—	—	—	—	(198)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(60)	—	11,358	193	—	133
Shares repurchased	(431,814)	(4)	(8,901)	—	—	—	—	(8,905)
Other comprehensive income, net of tax	—	—	—	—	—	—	4,389	4,389
Balance at December 31, 2020	25,458,816	255	339,334	214,456	(845,988)	(14,369)	6,775	546,451

Net income	—	—	—	35,598	—	—	—	35,598
Dividends on common stock, $0.52 per share	—	—	—	(12,889)	—	—	—	(12,889)
Stock-based compensation expense	—	—	2,821	—	—	—	—	2,821
Vesting of restricted stock, net of shares withheld for employee tax liabilities	78,961	—	(428)	—	—	—	—	(428)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(58)	—	10,160	173	—	115
Shares repurchased	(214,219)	(2)	(5,823)	—	—	—	—	(5,825)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,718)	(3,718)
Balance at December 31, 2021	25,323,558	$253	$335,846	$237,165	(835,828)	$(14,196)	$3,057	$562,125

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$35,598	$26,361	$50,517
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	(10,773)	18,892	2,385
Depreciation expense	3,466	3,238	3,203
Amortization of intangibles	738	846	894
Amortization of premiums on securities	1,580	1,836	1,194
Amortization of lease right-to-use assets	1,477	1,517	1,343
Accretion of lease liabilities	384	464	534
Earnings on bank-owned life insurance	(3,488)	(2,422)	(5,011)
Stock-based compensation expense	2,821	1,935	2,402
Deferred income tax benefit (provision)	1,716	(3,625)	(1,657)
Net gain on sales of assets	(1,828)	(755)	(652)
Net (earnings) loss on securities	21	(46)	(18)
Change in operating assets and liabilities:
Loans held for sale	4,128	(494)	(1,185)
Other assets	7,648	(11,842)	81
Operating lease liabilities	(2,689)	(2,046)	(1,895)
Other liabilities	(5,988)	6,502	3,955
Total adjustments	(787)	14,000	5,573
Net cash provided by operating activities	34,811	40,361	56,090
Cash flows from investing activities:
Purchases of securities	(858,374)	(677,813)	(651,908)
Proceeds from sales, calls and maturities of securities	603,690	603,965	625,550
Principal repayments of securities	60,611	71,606	30,726
Net (increase) decrease in loans	116,976	(292,724)	(226,817)
Purchases of loans	(81,438)	—	—
Net sales of loan participations	11,446	125	29,554
Proceeds from sales of Small Business Administration loans	10,179	3,976	4,423
Net return of capital (contributions) to equity investments	925	(1,942)	(3,684)
Redemptions of bank-owned life insurance	2,670	1,965	4,655
Net purchases of premises and equipment	(756)	(13,565)	(2,488)
Proceeds from sales of repossessed real estate and other assets	112	—	141
Proceeds from insurance claims	—	—	108
Net cash used in investing activities	(133,959)	(304,407)	(189,740)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	308,556	291,564	1,803
Net increase in interest-bearing deposits	220,934	157,842	84,303
Net increase in Federal Home Loan Bank advances	—	—	50,000
Net decrease in securities sold under agreements to repurchase	—	(485)	(2,013)
Redemption of trust preferred securities	—	—	(1,571)
Dividends paid on common stock	(12,065)	(9,962)	(8,757)
Payments to tax authorities for stock-based compensation	(428)	(198)	(239)
Proceeds from exercise of stock options	115	133	121
Repurchase of common stock	(5,825)	(8,905)	(3)
Net cash provided by financing activities	511,287	429,989	123,644
Net increase (decrease) in cash, cash equivalents and restricted cash	412,139	165,943	(10,006)
Cash, cash equivalents and restricted cash, beginning	538,007	372,064	382,070
Cash, cash equivalents and restricted cash, ending	$950,146	$538,007	$372,064

See accompanying notes to consolidated financial statements.

Table

CBTX, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—CBTX, Inc., or the Company, or CBTX, operates 34 branches, 18 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and medium-sized businesses and professionals with operations within the Bank’s markets.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification—Within interest expense for 2020 and 2019, interest expense related to repurchase agreements, note payable and junior subordinated debt have been combined together as interest expense on other interest-bearing liabilities. These reclassifications were made to conform to the 2021 financial statement presentation in the consolidated statements of income.

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

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, determination of the ACL, and fair values of financial instruments and goodwill and other intangible assets.

Cash and Due from Banks—Cash, cash equivalents and restricted cash include cash, interest-bearing and noninterest-bearing transaction accounts with other banks and federal funds sold. A majority of cash and cash equivalents  of the Company are maintained with major financial institutions in the United States, or U.S., and have original maturities less than 90 days. Interest-bearing deposit accounts with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. The Company periodically evaluates the stability of the financial institutions with which it has deposits to monitor this credit risk. The Company has cash deposits in correspondent financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation in the amount of $114.5 million and $143.8 million at December 31, 2021 and 2020, respectively.

Historically, the Bank has been required to maintain regulatory reserves with the Federal Reserve Bank of Dallas, or the Federal Reserve Bank. On March 15, 2020, the Board of Governors of the Federal Reserve System announced that it had reduced the required regulatory reserve balance to 0% effective on March 26, 2020 in reaction to the economic dislocation caused by the COVID-19 pandemic. As such, the Bank did not have any reserve requirement balances as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had $1.8 million and $8.4 million, respectively, in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions. Any reserves maintained at the Federal Reserve Bank and cash held as collateral for interest rate swap transactions are considered restricted cash.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are measured at historical cost and generally reported at their outstanding unpaid principal balances, net of any

Table

unearned income, charge-offs and unamortized deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans, in accordance with the effective interest method. The Company records lines of credit at their funded portion. All unfunded amounts for loans in process and credit lines are reported as unfunded commitments and not reflected in the accompanying consolidated balance sheets.

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

During 2021 and 2020, the Company participated in the Paycheck Protection Program, or PPP, under the CARES Act, which facilitates loans to small businesses. The Company originated loans under PPP financing guidelines that are fully guaranteed by the SBA and subject to forgiveness by the SBA based on the borrowers’ applications submitted to the SBA. The loans were originated with a 1.0% effective annual interest rate under a two-year maturity period in accordance with the CARES Act. Origination fees and costs related to the funding of these loans were deferred and are recognized in interest income over the two-year maturity period. The Company had $52.8 million of PPP loans, net of deferred fees and unearned discounts, at December 31, 2021 and $271.2 million at December 31, 2020. The PPP program has been closed to further borrowings and the Company has not originated any new loans under this program since the second quarter of 2021. At December 31, 2021, the Company has 330 PPP loans outstanding and 260 of these were originated in 2021 and are not due for any payment until July 2022 at the earliest.

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

Allowance for Credit Losses—The Company adopted Accounting Standards Codification Topic 326 Financial Instruments—Credit Losses, or CECL, effective January 1, 2020. The Company’s ACL for the loan portfolio has two main components: a reserve for expected losses determined from the historical loss rates, adjusted for qualitative factors and

Table

current conditions and forecasted expected losses on the segments associated with the individual loan classes with similar risk characteristics, or general reserve, and a separate allowance representing the reserves assigned to individually evaluated loans that do not share similar risk characteristics with other loans, or specific reserves. The Company defines the loan class to be the grouping of the loan receivable based on risk characteristics and the method for monitoring and assessing credit risk, which is represented by the loan type or major category of loans.

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

The historical loss rates, adjusted for current conditions and forecasting assumptions, are multiplied by the respective loan’s amortized cost balances in each vintage within each segment to compute an estimated quantitative reserve

Table

for expected losses in the portfolio. For loans collectively evaluated, the quantitative reserve for expected credit losses and the qualitative reserve for expected credit losses combined together make up the total estimated credit loss reserve.

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

Prior to the adoption of CECL on January 1, 2020, the Company calculated an ACL that represented an estimate of probable losses inherent in the loan portfolio. The Company utilized an incurred loss model that employed a systematic methodology for determining the allowance for loan losses consisting of two components: (i) a specific valuation based on probable losses on certain loans and (ii) a historical valuation allowance based on historical average loss experience for similar loans with similar characteristics and trends adjusted, as necessary, to reflect the impact of current conditions and other factors both internal and external to the Company.

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

Securities—Debt securities that the Company intends to hold for an indefinite period of time are classified as available for sale, carried at fair value and unrealized gains and losses are excluded from earnings and reported as accumulated other comprehensive income (loss), net of taxes in shareholders’ equity until realized. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. As of December 31, 2021, the Company had no securities classified as held to maturity.

Equity securities are carried at fair value and unrealized gains and losses are included in earnings and reported as other noninterest income in the consolidated statements of income.

The Company considers qualitative factors in determining if an ACL is necessary for those securities where the amortized cost basis exceeds the fair value. These factors include, among other things: (i) the extent to which the fair value was less than the amortized cost basis of the security and the length of time; (ii) the structure of the payments and likelihood that the issuer has the ability to make future payments; (iii) adverse conditions related to the security, industry or geographic area; (iv) changes in any credit ratings or financial conditions of the issuer; (v) failure by the issuer to make previous payments; and (vi) past events related to the security, current economic conditions and reasonable and supportable forecasts. Management did not believe that any of the securities the Company held at December 31, 2021 or 2020 were impaired due to credit quality. Accordingly no ACL was recorded in the Company’s consolidated balance sheets at December 31, 2021 or 2020.

Amortized costs, as defined by GAAP, include acquisition costs, applicable accrued interest and accretion or amortization of premiums and discounts. The Company excludes accrued interest from amortized costs in the determination of ACL. The Company continues its policy of reversing previously accrued interest when it has been deemed uncollectible.

Table

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

Premises and Equipment—Premises and equipment are carried at cost, less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Land is carried at cost. Leasehold improvements are amortized over the life of the lease, plus renewal options or the estimated useful lives, whichever is shorter. Buildings are depreciated over a period not to exceed 32 years. Depending upon the type of furniture and equipment, the depreciation period will range from three to 10 years. Bank vehicles are amortized over a period of three years. Gains and losses on dispositions are included in net gains on sales of assets in the consolidated statements of income. During periods of real estate development, interest on construction costs is capitalized if considered material by the Company.

Operating Leases—The Company leases certain office space, stand-alone buildings and land, which are recognized as operating lease right-of-use assets in the consolidated balance sheets. Operating lease right-of-use assets represent the Company’s right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. Operating lease liabilities represent the Company’s obligation to make lease payments under these leases, on a discounted basis, and are amortized on a straight-line basis over the lease term for each related lease agreement. The discount rate used is estimated based on Federal Home Loan Bank advance rates applicable to the remaining terms. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised. The Company subleases certain facilities to outside parties. The Company’s leases have no variable costs.

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

The Company’s identified intangibles are core deposits, customer relationship intangibles and loan servicing assets. Core deposit and customer relationship intangible assets are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Servicing assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Core deposit intangibles are amortized over a seven to 10 year period using an accelerated method in keeping with the anticipated benefits derived from those core deposits. Customer relationship intangibles are amortized over a 15 year period on a straight-line basis.

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

Bank-owned Life Insurance—The Company has purchased life insurance policies on covered individuals, which are recorded at their cash surrender value. Changes in the cash surrender value of the policies are recorded in noninterest income. Gains or losses and proceeds from maturities are recognized upon the death of a covered individual on receipt of a death notice or other verified evidence.

Table

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

Income Taxes—The Company prepares and reports income taxes on a consolidated basis. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. As such, the Company determined a valuation allowance was not required at December 31, 2021 and 2020.

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

Table

a secured borrowing with pledge of collateral and included in securities available for sale and repurchase agreements in the Company’s consolidated balance sheets.

Stock-Based Compensation—Stock-based compensation is recognized as salaries and employee benefits expense in the consolidated statements of income based on the fair value on the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock at the date of grant is used as the estimate of fair value of restricted stock. Compensation expense for awards not based on performance criteria is recognized over the required service period, on a straight-line basis. The impact of forfeitures is recognized as they occur.

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

Share Repurchase Program—During 2021, 214,219 shares were repurchased under the Company’s share repurchase programs at an average price of $27.19 per share, during 2020, 431,814 shares were repurchased under the Company’s share repurchase programs at an average price of $20.62 per share and during 2019, 100 shares were repurchased at $27.98 per share. Shares repurchased in 2021, 2020 and 2019 were retired and returned to the status of authorized but unissued shares.

Accounting Standards Recently Adopted

Accounting standards update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued if certain criteria are met. LIBOR is used as an index rate for a majority of the Company’s interest-rate swaps and 7.9% of the Company’s loans as of December 31, 2021.

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

Table

Cash Flow Reporting—Supplemental disclosures of cash flow information for the periods indicated below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,659	$11,307	$13,710
Cash paid for interest	6,122	10,679	17,040
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset increased (decreased) in exchange for lease liabilities	(617)	1,876	14,499
Change in liability for dividends accrued	(824)	22	1,306
Repossessed real estate and other assets	—	—	121

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates shown below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046
December 31, 2020
Debt securities available for sale:
State and municipal securities	$88,741	$4,296	$—	$93,037
U.S. agency securities:
Collateralized mortgage obligations	35,085	347	(30)	35,402
Mortgage-backed securities	103,686	3,963	—	107,649
Equity securities	1,176	17	—	1,193
Total	$228,688	$8,623	$(30)	$237,281

Table

The amortized cost and estimated fair value of securities by contractual maturities as of the dates shown below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$881	$—	$12,339	$155,321	$168,541
U.S. Treasury securities	—	6,138	5,750	—	11,888
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,528	58,601	63,129
Mortgage-backed securities	—	953	4,056	168,437	173,446
Equity securities	1,189	—	—	—	1,189
Total	$2,070	$7,091	$29,673	$382,359	$421,193
Fair value:
Debt securities available for sale:
State and municipal securities	$883	$—	$12,905	$158,812	$172,600
U.S. Treasury securities	—	6,072	5,725	—	11,797
U.S. agency securities:
Callable debentures	—	—	2,973	—	2,973
Collateralized mortgage obligations	—	—	4,591	57,791	62,382
Mortgage-backed securities	—	994	4,166	168,961	174,121
Equity securities	1,173	—	—	—	1,173
Total	$2,056	$7,066	$30,360	$385,564	$425,046

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2020
Amortized cost:
Debt securities available for sale:
State and municipal securities	$509	$1,292	$9,154	$77,786	$88,741
U.S. agency securities:
Collateralized mortgage obligations	—	—	4,910	30,175	35,085
Mortgage-backed securities	33	1,485	798	101,370	103,686
Equity securities	1,176	—	—	—	1,176
Total	$1,718	$2,777	$14,862	$209,331	$228,688
Fair value:
Debt securities available for sale:
State and municipal securities	$512	$1,298	$9,540	$81,687	$93,037
U.S. agency securities:
Collateralized mortgage obligations	—	—	5,075	30,327	35,402
Mortgage-backed securities	33	1,565	829	105,222	107,649
Equity securities	1,193	—	—	—	1,193
Total	$1,738	$2,863	$15,444	$217,236	$237,281

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying amount of $20.4 million were sold during the year ended December 31, 2019. No securities were sold in the year ended December 31, 2021 or 2020. At December 31, 2021 and 2020, securities with a carrying amount of approximately $25.6 million and $27.3 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Accrued interest receivable for securities was $2.0 million and $1.2 million at December 31, 2021 and 2020, respectively, and is included in other assets in the consolidated balance sheets.

Table

The Company held 115 and 18 securities at December 31, 2021 and 2020, respectively, that were in a gross unrealized loss position. Securities with unrealized losses as of the dates indicated below, aggregated by category and the length of time were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
December 31, 2021
Debt securities available for sale:
State and municipal securities	$36,962	$(387)	$257	$(5)
U.S. Treasury securities	11,797	(91)	—	—
U.S. agency securities:
Callable debentures	2,973	(27)	—	—
Collateralized mortgage obligations	40,776	(860)	241	(2)
Mortgage-backed securities	87,220	(1,130)	—	—
Equity securities	1,173	(16)	—	—
	$180,901	$(2,511)	$498	$(7)
December 31, 2020
Debt securities available for sale:
State and municipal securities	$263	$—	$—	$—
U.S. agency securities:
Collateralized mortgage obligations	6,913	(30)	—	—
Mortgage-backed securities	—	—	—	—
Equity securities	—	—	—	—
	$7,176	$(30)	$—	$—

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock, as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,967	5,941
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	4,348	3,299
	$17,727	$18,652

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar

Table

investments from the same issuers that are actively traded, and as a result, these investments are stated at cost. At December 31, 2021 and 2020, the Company had $6.3 million and $4.4 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators. Impairment indicators to be considered include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of December 31, 2021.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates shown below were as follows:

(Dollars in thousands)	December 31, 2021		December 31, 2020
Commercial and industrial	$634,384	22.0%	$742,957	25.3%
Real estate:
Commercial real estate	1,091,969	38.0%	1,041,998	35.5%
Construction and development	460,719	16.0%	522,705	17.8%
1-4 family residential	277,273	9.6%	239,872	8.2%
Multi-family residential	286,396	10.0%	258,346	8.8%
Consumer	28,090	1.0%	33,884	1.1%
Agriculture	7,941	0.3%	8,670	0.3%
Other	89,655	3.1%	88,238	3.0%
Total gross loans	2,876,427	100.0%	2,936,670	100.0%
Less allowance for credit losses for loans	(31,345)		(40,637)
Less deferred loan fees and unearned discounts	(8,739)		(9,880)
Less loans held for sale	(164)		(2,673)
Loans, net	$2,836,179		$2,883,480

Accrued interest receivable for loans is $9.6 million and $12.1 million at December 31, 2021 and 2020, respectively, and is included in other assets in the consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the years ending December 31, 2021, 2020 and 2019, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
December 31, 2021
Commercial and industrial	$—	$14,853
Commercial real estate	5,386	2,586
Construction and development	8,620	11,890
Other	3,877	—
	$17,883	$29,329
December 31, 2020
Commercial and industrial	$—	$2,625
Commercial real estate	2,500	—
December 31, 2019
Commercial real estate	2,314	31,868

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the years ended December 31, 2021, 2020 and 2019 were $10.2 million, $4.0 million and $4.4 million, respectively. Net gains recognized

Table

on sales of SBA loans were $1.2 million, $349,000 and $330,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in net gain on sales of assets in the consolidated income statements.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates indicated below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
December 31, 2021
Commercial and industrial	$14	$—	$—	$14	$634,370	$634,384	$—
Real estate:
Commercial real estate	650	—	55	705	1,091,264	1,091,969	—
Construction and development	—	—	142	142	460,577	460,719	—
1-4 family residential	150	34	—	184	277,089	277,273	—
Multi-family residential	—	—	—	—	286,396	286,396	—
Consumer	50	—	—	50	28,040	28,090	—
Agriculture	—	—	—	—	7,941	7,941	—
Other	41	—	—	41	89,614	89,655	—
Total gross loans	$905	$34	$197	$1,136	$2,875,291	$2,876,427	$—
December 31, 2020
Commercial and industrial	$51	$2,055	$2,269	$4,375	$738,582	$742,957	$—
Real estate:
Commercial real estate	—	—	—	—	1,041,998	1,041,998	—
Construction and development	—	—	—	—	522,705	522,705	—
1-4 family residential	1,357	19	106	1,482	238,390	239,872	—
Multi-family residential	—	—	—	—	258,346	258,346	—
Consumer	5	—	—	5	33,879	33,884	—
Agriculture	50	—	—	50	8,620	8,670	—
Other	—	—	—	—	88,238	88,238	—
Total gross loans	$1,463	$2,074	$2,375	$5,912	$2,930,758	$2,936,670	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates shown below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$9,090	$12,588
Real estate:
Commercial real estate	11,512	10,665
Construction and development	142	238
1-4 family residential	1,784	526
Consumer	40	—
Total nonaccrual loans	$22,568	$24,017

Interest income that would have been earned under the original terms of the nonaccrual loans was $855,000, $804,000 and $57,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Table

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, that remained outstanding as of the end of the periods indicated below were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
December 31, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—
December 31, 2020
Commercial and industrial	17	$10,343	$7,475	$—	$2,637	$231
Real estate:
Commercial real estate	9	18,867	18,867	—	—	—
Construction and development	5	12,905	12,648	—	—	257
1-4 family residential	5	1,629	1,651	—	—	—
Total	36	$43,744	$40,641	$—	$2,637	$488

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

There were no trouble debt restructurings with payment defaults during the year ended December 31, 2021 and the troubled debt restructuring during the year ended December 31, 2020 with payment defaults were as follows:

	December 31, 2020
	Number
(Dollars in thousands)	of Loans	Balance
Commercial and industrial	3	$1,983
Real estate:
Commercial real estate	3	3,370
Construction and development	4	12,270
1-4 family residential	2	94
Total	12	$17,717

At December 31, 2021 and 2020, the Company had an outstanding commitment to potentially fund $2.5 million and $593,000 on a line of credit previously restructured.

Table

Loans individually evaluated for credit losses as of the dates indicated below were as follows:

	Troubled Debt Restructurings
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Total Loans Individually Evaluated
December 31, 2021
Commercial and industrial	$5,661	$6,851	$12,512	$2,239	$1,828	$16,579
Real estate:
Commercial real estate	5,755	11,401	17,156	111	3,790	21,057
Construction and development	12,282	—	12,282	142	292	12,716
1-4 family residential	1,571	1,727	3,298	57	—	3,355
Consumer	—	40	40	—	85	125
Other	5,440	—	5,440	—	—	5,440
Total	$30,709	$20,019	$50,728	$2,549	$5,995	$59,272
December 31, 2020
Commercial and industrial	$2,594	$8,228	$10,822	$4,360	$746	$15,928
Real estate:
Commercial real estate	8,103	10,601	18,704	64	—	18,768
Construction and development	12,648	238	12,886	—	—	12,886
1-4 family residential	1,684	106	1,790	420	—	2,210
Other	7,851	—	7,851	—	—	7,851
Total	$32,880	$19,173	$52,053	$4,844	$746	$57,643

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

Special Mention—Credits in this category contain more than the normal amount of risk and are referred to as special mention in accordance with regulatory guidelines. These credits possess clearly identifiable temporary weaknesses or trends that, if not corrected or revised, may result in a condition that exposes the Company to a higher level of risk of loss.

Substandard—Credits in this category are substandard in accordance with regulatory guidelines and of unsatisfactory credit quality with well-defined weaknesses or weaknesses that jeopardize the liquidation of the debt. Credits in this category are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Often, the assets in this category will have a valuation allowance representative of management’s estimated loss that is probable to be incurred. Loans deemed substandard and on nonaccrual status are individually evaluated for expected credit losses.

Table

Doubtful—Credits in this category are considered doubtful in accordance with regulatory guidelines, are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Generally, these credits will have a valuation allowance based upon management’s best estimate of the losses probable to occur in the liquidation of the debt.

Loss—Credits in this category are considered loss in accordance with regulatory guidelines and are considered uncollectible and of such little value as to question their continued existence as assets on the Company’s financial statements. Such credits are charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. This category does not intend to imply that the debt or some portion of it will never be paid, nor does it in any way imply that the debt will be forgiven.

The Company had no loans graded loss or doubtful at December 31, 2021 and 2020.

At December 31, 2021 and December 31, 2020, the ratio of the ACL for loans to loans excluding loans held for sale was 1.09% and 1.39%, respectively. The decrease in the ACL from December 31, 2020 to December 31, 2021 was primarily due to continued improvements in the national and local economies and related economic forecasts, the reduction in the loan portfolio and an improvement in loan quality. The improvements in the national and local economic forecasts are a result from the continued recovery from the earlier impacts of the COVID-19 pandemic. The total of the Company’s qualitative and quantitative factors ranged from 0.62% to 2.08% and 0.92% to 2.48% at December 31, 2021 and 2020, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the board of directors for its review on a quarterly basis. The ACL at December 31, 2021 and 2020, reflects the Company’s assessment based on the information available at that time.

Table

Loans by risk grades, loan class and vintage, as of December 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$230,432	$53,744	$60,514	$21,059	$8,117	$5,533	$228,247	$5,773	$613,419
Special mention	—	—	290	15	—	—	3,177	—	3,482
Substandard	—	1,014	1,852	7,075	4	391	1,647	5,500	17,483
Total commercial and industrial	230,432	54,758	62,656	28,149	8,121	5,924	233,071	11,273	634,384
Commercial real estate:
Pass	243,666	197,625	232,074	141,591	69,995	84,398	55,253	13,799	1,038,401
Special mention	—	—	859	7,934	—	62	—	—	8,855
Substandard	—	2,953	12,967	14,556	334	3,046	—	10,857	44,713
Total commercial real estate	243,666	200,578	245,900	164,081	70,329	87,506	55,253	24,656	1,091,969
Construction and development:
Pass	197,900	99,420	54,017	7,127	16,133	142	72,698	96	447,533
Special mention	—	470	—	—	—	—	—	—	470
Substandard	—	292	—	1,500	10,207	717	—	—	12,716
Total construction and development	197,900	100,182	54,017	8,627	26,340	859	72,698	96	460,719
1-4 family residential:
Pass	115,451	23,298	20,210	31,416	21,607	53,253	6,516	466	272,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,548	514	902	126	464	1,502	—	5,056
Total 1-4 family residential	115,451	24,846	20,724	32,318	21,733	53,717	8,018	466	277,273
Multi-family residential:
Pass	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Total multi-family residential	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Consumer:
Pass	6,427	3,637	1,199	714	277	11	14,921	679	27,865
Substandard	—	40	—	—	—	—	85	100	225
Total consumer	6,427	3,677	1,199	714	277	11	15,006	779	28,090
Agriculture:
Pass	2,954	423	42	57	35	—	4,198	190	7,899
Substandard	—	—	—	—	—	18	24	—	42
Total agriculture	2,954	423	42	57	35	18	4,222	190	7,941
Other:
Pass	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Substandard	—		—	—	—	—	—	—	—
Total other	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total
Pass	841,230	400,127	375,159	262,223	125,958	312,527	445,115	21,046	2,783,385
Special mention	—	470	1,149	7,949	—	62	3,177	—	12,807
Substandard	—	5,847	15,333	24,033	10,671	4,636	3,258	16,457	80,235
Total gross loans	$841,230	$406,444	$391,641	$294,205	$136,629	$317,225	$451,550	$37,503	$2,876,427

Table

Loans by risk grades, loan class and vintage, as of December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$349,697	$81,131	$46,973	$13,161	$8,349	$3,432	$214,160	$3,562	$720,465
Special mention	—	—	33	—	—	—	3,371	—	3,404
Substandard	1,001	2,633	6,177	15	20	2,021	779	6,442	19,088
Total commercial and industrial	350,698	83,764	53,183	13,176	8,369	5,453	218,310	10,004	742,957
Commercial real estate:
Pass	262,072	210,954	196,630	138,424	68,468	84,453	30,020	9,482	1,000,503
Special mention	—	1,224	—	—	—	1,390	—	4,905	7,519
Substandard	—	11,532	9,599	476	1,059	1,985	9,325	—	33,976
Total commercial real estate	262,072	223,710	206,229	138,900	69,527	87,828	39,345	14,387	1,041,998
Construction and development:
Pass	165,894	163,658	92,455	20,146	6,707	273	53,800	—	502,933
Substandard	—	238	8,386	10,532	—	616	—	—	19,772
Total construction and development	165,894	163,896	100,841	30,678	6,707	889	53,800	—	522,705
1-4 family residential:
Pass	27,002	30,978	48,561	34,970	24,386	57,122	7,004	631	230,654
Special mention	1,548	—	—	—	1,617	—	—	—	3,165
Substandard	—	534	1,211	1,571	15	1,215	—	1,507	6,053
Total 1-4 family residential	28,550	31,512	49,772	36,541	26,018	58,337	7,004	2,138	239,872
Multi-family residential:
Pass	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Total multi-family residential	20,823	3,119	36,971	10,655	2,153	184,539	86	—	258,346
Consumer:
Pass	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Total consumer	8,937	3,073	1,855	1,875	146	23	17,573	402	33,884
Agriculture:
Pass	3,937	105	338	86	16	—	4,108	7	8,597
Substandard	—	—	—	—	—	23	50	—	73
Total agriculture	3,937	105	338	86	16	23	4,158	7	8,670
Other:
Pass	14,624	3,239	3,562	24	84	1,250	57,603	—	80,386
Substandard	1,211	—	—	—	1,232	—	5,409	—	7,852
Total other	15,835	3,239	3,562	24	1,316	1,250	63,012	—	88,238
Total
Pass	852,986	496,257	427,345	219,341	110,309	331,092	384,354	14,084	2,835,768
Special mention	1,548	1,224	33	—	1,617	1,390	3,371	4,905	14,088
Substandard	2,212	14,937	25,373	12,594	2,326	5,860	15,563	7,949	86,814
Total gross loans	$856,746	$512,418	$452,751	$231,935	$114,252	$338,342	$403,288	$26,938	$2,936,670

Table

Loans by risk grades and loan class as of the dates indicated below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427
December 31, 2020
Commercial and industrial	$720,465	$3,404	$19,088	$742,957
Real estate:
Commercial real estate	1,000,503	7,519	33,976	1,041,998
Construction and development	502,933	—	19,772	522,705
1-4 family residential	230,654	3,165	6,053	239,872
Multi-family residential	258,346	—	—	258,346
Consumer	33,884	—	—	33,884
Agriculture	8,597	—	73	8,670
Other	80,386	—	7,852	88,238
Total gross loans	$2,835,768	$14,088	$86,814	$2,936,670

Loans individually evaluated and collectively evaluated as of the dates indicated below were as follows:

	December 31, 2021			December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$16,579	$617,805	$634,384	$15,928	$727,029	$742,957
Real estate:
Commercial real estate	21,057	1,070,912	1,091,969	18,768	1,023,230	1,041,998
Construction and development	12,716	448,003	460,719	12,886	509,819	522,705
1-4 family residential	3,355	273,918	277,273	2,210	237,662	239,872
Multi-family residential	—	286,396	286,396	—	258,346	258,346
Consumer	125	27,965	28,090	—	33,884	33,884
Agriculture	—	7,941	7,941	—	8,670	8,670
Other	5,440	84,215	89,655	7,851	80,387	88,238
Total gross loans	$59,272	$2,817,155	$2,876,427	$57,643	$2,879,027	$2,936,670

Table

Activity in the ACL for loans, segregated by loan class, for the years indicated below was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
December 31, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	(2,255)	(2,783)	(2,779)	(469)	(732)	(127)	(96)	(621)	(9,862)
Charge-offs	(519)	—	—	(5)	—	(13)	—	—	(537)
Recoveries	953	—	—	1	—	106	47	—	1,107
Net recoveries	434	—	—	(4)	—	93	47	—	570
Ending balance	$11,214	$11,015	$3,310	$2,105	$1,781	$406	$88	$1,426	$31,345
Period-end amount allocated to:
Specific reserve	$3,986	$609	$—	$—	$—	$125	$—	$—	$4,720
General reserve	7,228	10,406	3,310	2,105	1,781	281	88	1,426	26,625
Total	$11,214	$11,015	$3,310	$2,105	$1,781	$406	$88	$1,426	$31,345
December 31, 2020
Beginning balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Impact of CECL adoption	852	(140)	100	(275)	294	(25)	64	4	874
Provision (recapture)	4,432	5,979	1,543	666	520	175	(13)	4,772	18,074
Charge-offs	(714)	(163)	—	(71)	—	(112)	—	(3,500)	(4,560)
Recoveries	794	147	—	1	—	14	12	1	969
Net (charge-offs) recoveries	80	(16)	—	(70)	—	(98)	12	(3,499)	(3,591)
Ending balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Period-end amount allocated to:
Specific reserve	$5,004	$323	$—	$—	$—	$—	$—	$206	$5,533
General reserve	8,031	13,475	6,089	2,578	2,513	440	137	1,841	35,104
Total	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
December 31, 2019
Beginning balance	$7,719	$6,730	$4,298	$2,281	$1,511	$387	$62	$705	$23,693
Provision (recapture) for credit losses for loans	715	1,209	148	(15)	188	27	2	111	2,385
Charge-offs	(1,252)	(45)	—	(12)	—	(97)	—	(52)	(1,458)
Recoveries	489	81	—	3	—	71	10	6	660
Net (charge-offs) recoveries	(763)	36	—	(9)	—	(26)	10	(46)	(798)
Ending balance	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280
Period-end amount allocated to:
Specific reserve	$416	$—	$—	$15	$—	$—	$—	$6	$437
General reserve	7,255	7,975	4,446	2,242	1,699	388	74	764	24,843
Total	$7,671	$7,975	$4,446	$2,257	$1,699	$388	$74	$770	$25,280

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes. The ACL for loans by loan class as of the dates indicated was as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$11,214	35.7%	$13,035	32.1%
Real estate:
Commercial real estate	11,015	35.1%	13,798	34.0%
Construction and development	3,310	10.6%	6,089	15.0%
1-4 family residential	2,105	6.7%	2,578	6.3%
Multi-family residential	1,781	5.7%	2,513	6.2%
Consumer	406	1.3%	440	1.1%
Agriculture	88	0.3%	137	0.3%
Other	1,426	4.6%	2,047	5.0%
Total allowance for credit losses for loans	$31,345	100.0%	$40,637	100.0%
Loans excluding loans held for sale	2,867,524		2,924,117
ACL for loans to loans excluding loans held for sale	1.09%		1.39%

Table

Nonaccrual loans are included in individually evaluated loans and $16.0 million and $11.2 million of nonaccrual loans had no related ACL at December 31, 2021 and 2020, respectively.

The Company had collateral dependent loans totaling $1.5 million pending foreclosure at December 31, 2021 and had no collateral dependent loans pending foreclosure at December 31, 2020.

Charge-offs and recoveries by loan class and vintage for the year ended December 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(260)	$—	$—	$(68)	$—	$(519)
Recovery	—	—	6	70	48	777	52	—	953
Total commercial and industrial	—	—	(185)	(190)	48	777	(16)	—	434
1-4 family residential:
Charge-off	—	—	—	—	—	(5)	—	—	(5)
Recovery	—	—	—	—	—	1	—	—	1
Total 1-4 family residential	—	—	—	—	—	(4)	—	—	(4)
Consumer:
Charge-off	(10)	—	(3)	—	—	—	—	—	(13)
Recovery	2	—	5	—	—	99	—	—	106
Total consumer	(8)	—	2	—	—	99	—	—	93
Agriculture:
Recovery	—	—	—	—	—	47	—	—	47
Total agriculture	—	—	—	—	—	47	—	—	47
Total:
Charge-off	(10)	—	(194)	(260)	—	(5)	(68)	—	(537)
Recovery	2	—	11	70	48	924	52	—	1,107
Total	$(8)	$—	$(183)	$(190)	$48	$919	$(16)	$—	$570

Table

Charge-offs and recoveries by loan class and vintage for the year ended December 31, 2020 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$(38)	$(57)	$(35)	$(42)	$—	$(542)	$—	$(714)
Recovery	—	3	170	46	29	326	220	8	802
Total commercial and industrial	—	(35)	113	11	(13)	326	(322)	8	88
Commercial real estate:
Charge-off	—	—	—	—	—	(163)	—	—	(163)
Recovery	—	—	2	—	—	145	—	—	147
Total commercial real estate	—	—	2	—	—	(18)	—	—	(16)
1-4 family residential:
Charge-off	—	(64)	—	—	—	(7)	—	—	(71)
Recovery	—	—	—	—	—	1	—	—	1
Total 1-4 family residential	—	(64)	—	—	—	(6)	—	—	(70)
Consumer:
Charge-off	—	(3)	(14)	(95)	—	—	—	—	(112)
Recovery	5	2	6	—	—	1	—	—	14
Total consumer	5	(1)	(8)	(95)	—	1	—	—	(98)
Agriculture:
Recovery	—	—	—	—	12	—	—	—	12
Total agriculture	—	—	—	—	12	—	—	—	12
Other:
Charge-off	—	(3,500)	—	—	—	—	—	—	(3,500)
Recovery	—	—	—	1	—	—	—	—	1
Total other	—	(3,500)	—	1	—	—	—	—	(3,499)
Total:
Charge-off	—	(3,605)	(71)	(130)	(42)	(170)	(542)	—	(4,560)
Recovery	5	5	178	47	41	473	220	8	977
Total	$5	$(3,600)	$107	$(83)	$(1)	$303	$(322)	$8	$(3,583)

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as loans and their ACL was determined using the model and methodology for loans as discussed in Note 1: Basis of Presentation, Nature of Operations and Summary of Significant Accounting and Reporting Policies as well as historical and expected utilization levels.

Activity in the ACL for unfunded commitments for the dates indicated below was as follows:

	December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$4,177	$378
Impact of CECL adoption	—	2,981
Provision (recapture)	(911)	818
Ending balance	$3,266	$4,177

Table

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$15,484	$15,484
Buildings and leasehold improvements	64,298	64,113
Furniture and equipment	17,087	16,777
Vehicles	248	216
Construction in progress	496	388
	97,613	96,978
Less accumulated depreciation	(39,196)	(35,826)
Premises and equipment, net	$58,417	$61,152

Depreciation expense was $3.5 million, $3.2 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense is included in net occupancy expense in the Company’s consolidated statements of income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at December 31, 2021 and 2020 and there have been no changes in goodwill during those years. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at December 30, 2021 or 2020.

Other intangibles as of the dates indicated below were as follows:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
December 31, 2021
Core deposits	2.4 years	$13,750	$(13,538)	$212
Customer relationships	7.0 years	6,629	(3,535)	3,094
Servicing assets	11.5 years	624	(272)	352
Total other intangible assets, net		$21,003	$(17,345)	$3,658
December 31, 2020
Core deposits	3.2 years	$13,750	$(13,305)	$445
Customer relationships	8.0 years	6,629	(3,093)	3,536
Servicing assets	10.4 years	399	(209)	190
Total other intangible assets, net		$20,778	$(16,607)	$4,171

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$190	$189
Increase from loan sales	228	79
Decrease from serviced loans paid off or foreclosed	(3)	—
Amortization	(63)	(78)
Balance at end of period	$352	$190

Table

Estimated future amortization for core deposits and customer relationship intangible assets was as follows for the date indicated below:

(Dollars in thousands)	December 31, 2021
2022	584
2023	495
2024	459
2025	442
2026	442
Thereafter	884
Total	$3,306

NOTE 9: BANK-OWNED LIFE INSURANCE

During the years ended December 31, 2021, 2020 and 2019, the Company received proceeds in the amount of $2.7 million, $2.0 million and $4.7 million, respectively, as the owner and beneficiary under bank-owned insurance policies due to claims submitted on covered individuals and the Company recorded gains of $1.9 million, $769,000 and $3.3 million over the carrying value recorded during those periods.

Bank-owned life insurance policies and the net change in cash surrender value during the periods indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of period	$72,338	$71,881	$71,525
Redemptions	(2,670)	(1,965)	(4,655)
Net change in cash surrender value	3,488	2,422	5,011
Balance at end of period	$73,156	$72,338	$71,881

NOTE 10: DEPOSITS

Deposits as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Interest-bearing demand accounts	$468,361	$380,175
Money market accounts	1,209,659	1,039,617
Savings accounts	127,031	108,167
Certificates and other time deposits, $100,000 or greater	134,775	152,592
Certificates and other time deposits, less than $100,000	106,477	144,818
Total interest-bearing deposits	2,046,303	1,825,369
Noninterest-bearing deposits	1,784,981	1,476,425
Total deposits	$3,831,284	$3,301,794

Scheduled maturities of time deposits as of the date indicated below were as follows:

December 31,
(Dollars in thousands)	2021
Three months or less	$59,096
Over three months through six months	34,031
Over six months through 12 months	69,026
Over one year through three years	68,956
Over three years	10,143
Total	$241,252

At December 31, 2021 and 2020, the Company had $37.3 million and $29.3 million in deposits from public entities and brokered deposits of $52.9 million and $88.0 million, respectively. At December 31, 2021 and 2020, overdrafts of $402,000 and $336,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $128,000

Table

and $324,000 at December 31, 2021 and 2020, respectively, and was included in other liabilities in the consolidated balance sheets. The Company had no major concentrations of deposits at December 31, 2021 and 2020 from any single or related groups of depositors. At December 31, 2021, $70.5 million of certificates of deposits or other time deposits were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At December 31, 2021, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2021 or 2020. The Company can make draws on the line of credit for a period of 12 months, which began on December 31, 2021, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months, and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2027.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at December 31, 2021.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $999.3 million and $1.1 billion at December 31, 2021 and 2020, respectively. Federal Home Loan Bank advances outstanding totaled $50.0 million at both December 31, 2021 and 2020, and these borrowings mature as shown below. The Company did not borrow any funds under this facility during the year ended December 31, 2021.

At December 31, 2021 and 2020, there were $26.0 million and $10.8 million in letters of credit, respectively, that were issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letters of credit, the net capacity available under the Federal Home Loan Bank facility was $923.3 million and $1.0 billion at December 31, 2021 and 2020, respectively.

During the year ended December 31, 2020, the Company also borrowed under this agreement on a short-term basis. The average outstanding balance for Federal Home Loan Bank advances for the years ended December 31, 2021 and 2020 was $50.0 million and $55.2 million, respectively. The weighted-average interest rate for the years ended December 31, 2021 and 2020 was 1.77% and 1.64%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date indicated below were as follows:

(Dollars in thousands)	December 31, 2021
2022	10,000
2023	20,000
2024	20,000
Total	$50,000

Table

The Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million at both December 31, 2021 and 2020. There were no funds under these lines of credit outstanding at December 31, 2021 or 2020.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $138.1 million and $167.6 million in loans to related parties at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Activity in loans to related parties as of the periods indicated below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$167,619	$158,727
New loans	46,289	43,638
Repayments	(75,834)	(34,746)
Ending balance	$138,074	$167,619

Unfunded Commitments—At December 31, 2021 and 2020, the Company had approximately $55.6 million and $47.3 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $249.9 million and $210.1 million at December 31, 2021 and 2020, respectively.

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

Table

During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Table

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated below   were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,173	$1,193
Debt securities available for sale - U.S. Treasury securities	11,797	—
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	172,600	93,037
U.S. agency securities:
Callable debentures	2,973	—
Collateralized mortgage obligations	62,382	35,402
Mortgage-backed securities	174,121	107,649
Interest rate swaps	3,543	8,618
Level 3 inputs:
Credit risk participation agreement	15	40
Total fair value of financial assets	$428,604	$245,939
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$3,543	$8,618
Total fair value of financial liabilities	$3,543	$8,618

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

The Company’s financial assets measured at fair value on a non-recurring basis are certain loans individually evaluated and as of the dates indicated below were as follows:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$9,624	$3,986	$5,638	$10,509	$5,004	$5,505
Commercial real estate	2,629	609	2,020	5,727	323	5,404
Consumer	125	125	—	—	—	—
Other	—	—	—	1,232	205	1,027
Total	$12,378	$4,720	$7,658	$17,468	$5,532	$11,936

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of

Table

foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the years ended December 31, 2021 and 2020. There were no outstanding foreclosed assets as of December 31, 2021 and 2020.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates indicated below were as follows:

	December 31, 2021		December 31, 2020
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$950,146	$950,146	$538,007	$538,007
Level 2 inputs:
Bank-owned life insurance	73,156	73,156	72,338	72,338
Accrued interest receivable	11,616	11,616	13,350	13,350
Servicing asset	352	352	190	190
Level 3 inputs:
Loans, including held for sale, net	2,864,663	2,836,343	2,919,854	2,886,153
Other investments	17,727	17,727	18,652	18,652
Total financial assets	$3,917,660	$3,889,340	$3,562,391	$3,528,690
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,784,981	$1,784,981	$1,476,425	$1,476,425
Level 2 inputs:
Interest-bearing deposits	2,040,794	2,046,303	1,894,558	1,825,369
Federal Home Loan Bank advances	50,591	50,000	51,726	50,000
Accrued interest payable	201	201	398	398
Total financial liabilities	$3,876,567	$3,881,485	$3,423,107	$3,352,192

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2021 and 2020, management determined there was no such deterioration.

At December 31, 2021 and 2020, the Company had 19 and 23 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges

Table

and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

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

Derivative instruments outstanding as of the dates indicated below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
December 31, 2021
Interest rate swaps with customers	Other assets	$56,440	2,474	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with financial institutions	Other assets	66,650	875	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Interest rate swaps with customers	Other assets	5,141	194	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	5,141	(194)	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	56,440	(2,474)	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with customers	Other liabilities	66,650	(875)	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Credit risk participation agreement with financial institution	Other assets	13,563	15	3.50%	LIBOR 1M + 2.50%	8.24
Total derivatives		$270,025	$15
December 31, 2020
Interest rate swaps with customers	Other assets	$141,241	$8,146	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Interest rate swaps with customers	Other assets	5,250	472	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	5,250	(472)	4.99%	U.S. Prime	6.96
Interest rate swaps with financial institutions	Other liabilities	141,241	(8,146)	3.25% - 5.89%	LIBOR 1M + 2.50% - 3.00%	6.14
Credit risk participation agreement with financial institution	Other assets	14,084	40	3.50%	LIBOR 1M + 2.50%	9.24
Total derivatives		$307,066	$40

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

During the year ended December 31, 2021, the operating lease asset decreased $617,000 in exchange for a reduction in operating lease liabilities related to an early termination of a lease at the request of the lessor. During the year ended December 31, 2020, the operating lease right-of-use assets increased $1.7 million in exchange for new operating lease liabilities related to two new leases commenced in that period. Two leases were modified during the year ended December 31, 2020 and $1.0 million was added to both the operating lease right-of-use assets and lease liabilities. The Company terminated a lease related to a branch during the year ended December 31, 2020 and, as a result, the operating lease right-of-use assets were reduced by $831,000 and the operating lease liabilities were reduced by $866,000.

Table

Lease costs for the periods indicated below were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$1,862	$1,980
Short-term lease cost	17	40
Sublease income	(629)	(378)
Total lease cost	$1,250	$1,642

Other information related to operating leases for the periods indicated below was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Amortization of lease right-to-use asset	$1,477	$1,517
Accretion of lease liabilities	384	464
Cash paid for amounts included in the measurement of lease liabilities	2,070	2,046
Weighted-average remaining lease term in years	10.6	10.8
Weighted-average discount rate	2.63%	2.64%

A maturity analysis of operating lease liabilities as of the date indicated below was as follows:

(Dollars in thousands)	December 31, 2021
1 year or less	$1,812
Over 1 year through 2 years	1,977
Over 2 years through 3 years	1,846
Over 3 years through 4 years	1,817
Over 4 years through 5 years	1,725
Thereafter	7,622
Total undiscounted lease liability	16,799
Less:
Discount on cash flows	(2,657)
Total operating lease liability	$14,142

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

Commitments to extend credit and standby letters of credit as of the dates indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, variable interest rate	$714,084	$659,385
Commitments to extend credit, fixed interest rate	60,876	80,346
Total commitments	$774,960	$739,731
Standby letters of credit	$18,109	$26,078

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, generally have fixed expiration dates or other termination clauses and may expire without being fully drawn upon.

Table

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the years ended December 31, 2021 and 2020, the Company contributed $2.1 million and $2.1 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At December 31, 2021 and 2020, the amount payable, including interest, for this deferred plan was $1.7 million and $2.0 million, respectively, which is included in other liabilities in the consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $153,000 and $246,000 at December 31, 2021 and 2020, respectively, which is included in other liabilities in the consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $900,000 and $640,000 at December 31, 2021 and 2020, respectively, which is included in other liabilities in the consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

Table

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of December 31, 2021, there were options outstanding to acquire 35,560 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. At December 31, 2021, 963,200 shares were available for future grant under the 2014 Plan. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options and performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. At December 31, 2021, 276,000 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods indicated below was as follows:

	Years Ended December 31,
	2021		2020
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	201,720	$17.22	213,078	$16.92
Granted	—	—	—	—
Exercised	(10,160)	11.32	(11,358)	11.67
Forfeited/expired	—	—	—	—
Outstanding at end of period	191,560	$17.53	201,720	$17.22

A summary of stock options as of the date shown indicated was as follows:

	December 31, 2021
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	175,561	15,999	191,560
Weighted-average exercise price per share	$17.22	$21.00	$17.53
Aggregate intrinsic value (in thousands)	$2,069	$128	$2,197
Weighted-average remaining contractual term (years)	3.6	5.5	3.8

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

Table

goals must be achieved within five years or the awards expire. The number of performance-based shares granted presented in the table below is based upon the attainment of the maximum number of shares possible to be earned.

Restricted stock activity for the periods indicated below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2019	161,443	$28.20	18,000	$34.46
Granted	41,594	28.24	—	—
Vested	(63,160)	28.28	—	—
Forfeited	(10,210)	27.53	(15,750)	34.47
Outstanding at December 31, 2020	129,667	28.22	2,250	34.40
Granted	51,665	26.31	—	—
Vested	(94,130)	27.52	—	—
Forfeited	(3,639)	27.79	—	—
Outstanding at December 31, 2021	83,563	$27.85	2,250	$34.40

A summary of restricted stock as of the periods indicated below was as follows:

	December 31, 2021
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	83,563	2,250
Weighted-average grant date fair value per share	$27.85	$34.40
Aggregate fair value (in thousands)	$2,423	$69
Weighted-average remaining vesting period (years)	1.3	1.8

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. During the periods indicated below, the shares of stock subject to options exercised, restricted stock vested, shares withheld and shares issued were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Year Ended December 31, 2021
Stock options	10,160	—	10,160
Non-performance based restricted stock	94,130	(15,169)	78,961
Year Ended December 31, 2020
Stock options	11,358	—	11,358
Non-performance based restricted stock	63,160	(9,578)	53,582

For the years ended December 31, 2021, 2020 and 2019, stock compensation expense was $2.8 million, $1.9 million and $2.4 million, respectively. As of December 31, 2021, there was approximately $1.6 million of unrecognized compensation expense related to unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.3 years.

Table

NOTE 19: REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.

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

In November 2019, the federal bank regulatory agencies published a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9.0%, are considered qualifying community banking organizations and are eligible to opt into the Framework. A qualifying community banking organization that elects to use the framework and that maintains a Tier 1 capital-to-adjusted total assets ratio, or leverage capital ratio, of greater than 9.0% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the year ended December 31, 2020. In April 2020, the federal bank regulatory agencies announced two interim final rules to provide relief associated with Section 4012 of the CARES Act. For institutions that elect the Framework, the interim rules temporarily lowered the leverage ratio requirement to 8.0% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9.0% leverage ratio requirement is re-established. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

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

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject.

On June 18, 2020, the Bank and the OCC entered into a Formal Agreement, with regard to Bank Secrecy Act, or BSA, and anti-money laundering, or AML, compliance matters. On September 7, 2021, the OCC terminated the Formal Agreement between the Bank and the OCC relating to the Bank’s BSA/AML compliance program.

To resolve the BSA/AML compliance matters, on December 16, 2021, the Bank, entered into an OCC Consent Order. Under the OCC Consent Order, the Bank paid a civil money penalty of $1.0 million.

On December 15, 2021, the Bank entered into a FinCEN Consent Order. Under the terms of the FinCEN Consent Order, the Bank paid a civil money penalty of $8.0 million; provided, however, that FinCEN agreed to credit the Bank the $1.0 million civil money penalty imposed by the OCC described above. As a result, the Bank paid an aggregate sum of $8.0 million, which is included in Regulatory fees in the consolidated statements of income, under the OCC Consent Order and the FinCEN Consent Order. The OCC Consent Order and the FinCEN Consent Order each settle the civil money proceedings against the Bank initiated by the OCC and FinCEN.

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

Table

At December 31, 2021 and 2020, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank for the periods indicated below were as follows:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 217,300	7.00%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 217,270	7.00%	$ 201,757	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 263,864	8.50%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 263,836	8.50%	$ 248,316	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 509,766	16.42%	$ 325,950	10.50%	N/A	N/A
Bank Only	$ 482,431	15.54%	$ 325,915	10.50%	$ 310,395	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 475,154	11.22%	$ 169,470	4.00%	N/A	N/A
Bank Only	$ 447,819	10.58%	$ 169,381	4.00%	$ 211,726	5.00%

December 31, 2020
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 206,296	7.00%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 206,281	7.00%	$ 191,547	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 455,391	15.45%	$ 250,502	8.50%	N/A	N/A
Bank Only	$ 421,952	14.32%	$ 250,484	8.50%	$ 235,750	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 492,328	16.71%	$ 309,444	10.50%	N/A	N/A
Bank Only	$ 458,886	15.57%	$ 309,421	10.50%	$ 294,687	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 455,391	12.00%	$ 151,797	4.00%	N/A	N/A
Bank Only	$ 421,952	11.12%	$ 151,772	4.00%	$ 189,715	5.00%

Table

NOTE 20: INCOME TAXES

The components of the provision for income tax expense for the periods indicated below were as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current federal income tax	$8,129	$9,419	$12,988
Current state income tax	75	240	240
Deferred income tax	1,716	(3,625)	(1,657)
Total income tax expense	$9,920	$6,034	$11,571

Income tax expense for the periods indicated below differ from the applicable statutory rate of 21% as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Tax expense calculated at statutory rate	$9,559	$6,803	$13,038
Increase (decrease) resulting from:
State income tax	60	190	190
Tax exempt interest income	(1,111)	(832)	(807)
Bank-owned life insurance	(731)	(506)	(1,047)
Regulatory fines	1,680	—	—
Other	463	379	197
Total income tax expense	$9,920	$6,034	$11,571
Effective tax rate	21.79%	18.63%	18.64%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income and bank-owned life insurance related earnings. The tax rate for the year ended December 31, 2021 was also impacted by the civil money penalties paid to FinCEN and the OCC which are not deductible.

Deferred income taxes are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. The components of the net deferred tax asset for the periods indicated below were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$7,268	$9,412
Compensation related	2,689	2,427
Deferred loan origination fees and loan costs	1,772	2,025
Loan related	339	376
Operating lease liabilities	2,970	3,454
Other	66	29
Total deferred tax assets	15,104	17,723
Deferred tax liabilities:
Accumulated depreciation	(1,205)	(1,550)
Operating lease right-to-use assets	(2,350)	(2,790)
Core deposit intangibles	(694)	(836)
Unrealized gain on securities available for sale	(813)	(1,801)
Other	(69)	(46)
Total deferred tax liabilities	(5,131)	(7,023)
Net deferred tax asset	$9,973	$10,700

Table

As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2017 forward for the State of Texas and from the year 2018 forward for federal. When necessary, the Company would include interest expense assessed by taxing authorities in interest expense and penalties related to income taxes in other expense in its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021 and 2020, management has determined there were no material uncertain tax positions.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods indicated below was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Net income for common shareholders	$35,598	$26,361	$50,517
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,456	24,761	24,926
Dilutive effect of outstanding stock options and unvested restricted stock awards	116	42	127
Diluted weighted-average shares outstanding	24,572	24,803	25,053
Earnings per share:
Basic	$1.46	$1.06	$2.03
Diluted	$1.45	$1.06	$2.02

For the years ended December 31, 2021, 2020 and 2019, the Company excluded from diluted weighted-average shares, the impact of 9,396, 117,790 and 2,400 shares of unvested non-performance based restricted stock as they are anti-dilutive and 2,250, 2,250 and 18,000 shares of performance-based restricted stock, respectively, as they are contingently issuable and the performance conditions for these issuances have not been met. For the year ended December 31, 2020, the Company excluded from diluted weighted-average shares, the impact of 80,000 stock options as they are anti-dilutive. No stock options were anti-dilutive at December 31, 2021 or 2019.

NOTE 22: PARENT COMPANY

The following balance sheets, statements of income and statements of cash flows for CBTX, Inc. should be read in conjunction with the consolidated financial statements and the related notes.

Balance Sheets	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from banks	$28,795	$35,645
Investment in subsidiary	534,790	513,012
Deferred tax asset, net	217	130
Other assets	2,298	548
Total assets	$566,100	$549,335

Liabilities:
Other liabilities	$3,975	$2,884
Total liabilities	3,975	2,884
Shareholders’ equity:
Common stock	253	255
Additional paid-in capital	335,846	339,334
Retained earnings	237,165	214,456
Treasury stock	(14,196)	(14,369)
Accumulated other comprehensive income	3,057	6,775
Total shareholders’ equity	562,125	546,451
Total liabilities and shareholders’ equity	$566,100	$549,335

Table

Statements of Income	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income
Other	$—	$—	$5
Interest expense
Note payable	17	15	15
Junior subordinated debt	—	—	4
Total interest expense	17	15	19
Net interest expense	(17)	(15)	(14)
Noninterest income
Dividend income from subsidiary	11,813	10,350	8,901
Total noninterest income	11,813	10,350	8,901
Noninterest expense
Salaries and employee benefits	706	698	673
Professional and director fees	879	1,107	652
Data processing	58	100	13
Advertising, marketing and business development	56	45	—
Other expenses	1,592	206	209
Total noninterest expense	3,291	2,156	1,547
Income before income tax benefit and equity in undistributed income of subsidiary	8,505	8,179	7,340
Income tax benefit	(608)	(465)	(341)
Income before equity in undistributed income of subsidiary	9,113	8,644	7,681
Equity in undistributed income of subsidiary	26,485	17,717	42,836
Net income	$35,598	$26,361	$50,517

Statements of Cash Flows	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$35,598	$26,361	$50,517
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in undistributed net income loss of subsidiary	(26,485)	(17,717)	(42,836)
Stock-based compensation expense	2,821	1,935	2,402
Deferred tax benefit	902	1	14
Change in operating assets and liabilities:
Other assets	(1,750)	(110)	473
Other liabilities	267	(23)	(180)
Total adjustments	(24,245)	(15,914)	(40,127)
Net cash provided by operating activities	11,353	10,447	10,390
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:
Redemption of trust preferred securities	—	—	(1,571)
Dividends paid on common stock	(12,065)	(9,962)	(8,757)
Payments to tax authorities for stock-based compensation	(428)	(198)	(239)
Proceeds from exercise of stock options	115	133	121
Repurchase of common stock	(5,825)	(8,905)	(3)
Net cash used in financing activities	(18,203)	(18,932)	(10,449)
Net decrease in cash and cash equivalents	(6,850)	(8,485)	(59)
Cash and cash equivalents, beginning	35,645	44,130	44,189
Cash and cash equivalents, ending	$28,795	$35,645	$44,130