Form 10-Q
period 2022-03-31
CBTX, Inc.
filed 2022-04-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 25, 2022, there were 24,606,405 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 104,225 shares of unvested restricted stock deemed to have beneficial ownership.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$47,718	$27,689
Interest-bearing deposits at other financial institutions	723,273	922,457
Total cash and cash equivalents	770,991	950,146
Securities	547,979	425,046
Equity investments	17,101	17,727
Loans held for sale	748	164
Loans, net of allowance for credit losses of $31,442 and $31,345 at March 31, 2022 and December 31, 2021, respectively	2,848,438	2,836,179
Premises and equipment, net of accumulated depreciation of $38,912 and $39,196 at March 31, 2022 and December 31, 2021, respectively	56,665	58,417
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $17,526 and $17,345 at March 31, 2022 and December 31, 2021, respectively	3,540	3,658
Bank-owned life insurance	73,527	73,156
Operating lease right-to-use assets	10,850	11,191
Deferred tax assets, net	16,724	9,973
Other assets	18,464	19,394
Total assets	$4,445,977	$4,486,001

Liabilities:
Noninterest-bearing deposits	$1,801,323	$1,784,981
Interest-bearing deposits	2,019,902	2,046,303
Total deposits	3,821,225	3,831,284
Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	13,752	14,142
Other liabilities	21,277	28,450
Total liabilities	3,906,254	3,923,876
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,338,008 and 25,323,558 shares issued at March 31, 2022 and December 31, 2021, respectively; 24,502,180 and 24,487,730 shares outstanding at March 31, 2022 and December 31, 2021, respectively	253	253
Additional paid-in capital	336,214	335,846
Retained earnings	244,672	237,165
Treasury stock, at cost, 835,828 shares held at both March 31, 2022 and December 31, 2021	(14,196)	(14,196)
Accumulated other comprehensive income (loss), net of tax of $(7,236) and $813 at March 31, 2022 and December 31, 2021, respectively	(27,220)	3,057
Total shareholders’ equity	539,723	562,125
Total liabilities and shareholders’ equity	$4,445,977	$4,486,001

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$31,221	$33,165
Securities	2,292	1,173
Interest-bearing deposits at other financial institutions	348	177
Equity investments	154	146
Total interest income	34,015	34,661
Interest expense:
Deposits	1,164	1,350
Federal Home Loan Bank advances	221	221
Total interest expense	1,385	1,571
Net interest income	32,630	33,090
Provision for credit losses:
Provision for credit losses for loans	20	286
Provision for credit losses for unfunded commitments	415	126
Total provision for credit losses	435	412
Net interest income after provision for credit losses	32,195	32,678
Noninterest income:
Deposit account service charges	1,370	1,193
Card interchange fees	1,037	976
Earnings on bank-owned life insurance	371	390
Net gain on sales of assets	530	192
Other	2,021	360
Total noninterest income	5,329	3,111
Noninterest expense:
Salaries and employee benefits	15,254	14,188
Occupancy expense	2,371	2,521
Professional and director fees	879	1,703
Data processing and software	1,763	1,576
Regulatory fees	614	556
Advertising, marketing and business development	249	285
Telephone and communications	454	463
Security and protection expense	324	390
Amortization of intangibles	181	191
Other expenses	2,563	1,412
Total noninterest expense	24,652	23,285
Net income before income tax expense	12,872	12,504
Income tax expense	2,277	2,485
Net income	$10,595	$10,019
Earnings per common share
Basic	$0.43	$0.41
Diluted	$0.43	$0.41

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$10,595	$10,019

Change in unrealized losses on securities available for sale arising during the period	(38,325)	(4,339)
Change in related deferred income tax	8,048	911
Other comprehensive income (loss), net of tax	(30,277)	(3,428)
Total comprehensive income (loss)	$(19,682)	$6,591

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451

Net income	—	—	—	10,019	—	—	—	10,019
Dividends on common stock, $0.13 per share	—	—	—	(3,196)	—	—	—	(3,196)
Stock-based compensation expense	—	—	541	—	—	—	—	541
Vesting of restricted stock, net of shares withheld for employee tax liabilities	10,727	—	(70)	—	—	—	—	(70)
Shares repurchased	(181,089)	(2)	(4,966)	—	—	—	—	(4,968)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,428)	(3,428)
Balance at March 31, 2021	25,288,454	$253	$334,839	$221,279	(845,988)	$(14,369)	$3,347	$545,349

Balance at December 31, 2021	25,323,558	$253	$335,846	$237,165	(835,828)	$(14,196)	$3,057	$562,125

Net income	—	—	—	10,595	—	—	—	10,595
Dividends on common stock, $0.13 per share	—	—	—	(3,088)	—	—	—	(3,088)
Stock-based compensation expense	—	—	483	—	—	—	—	483
Vesting of restricted stock, net of shares withheld for employee tax liabilities	14,450	—	(115)	—	—	—	—	(115)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30,277)	(30,277)
Balance at March 31, 2022	25,338,008	$253	$336,214	$244,672	(835,828)	$(14,196)	$(27,220)	$539,723

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$10,595	$10,019
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for credit losses	435	412
Depreciation expense	840	863
Amortization of intangibles	181	191
Amortization of premiums on securities	298	400
Amortization of lease right-to-use assets	341	385
Accretion of lease liabilities	86	100
Earnings on bank-owned life insurance	(371)	(390)
Stock-based compensation expense	483	541
Deferred income tax provision	1,297	611
Net gain on sales of assets	(530)	(192)
Net loss on securities	52	16
Change in operating assets and liabilities:
Loans held for sale	(184)	1,900
Other assets	930	4,426
Other liabilities	(7,949)	(3,382)
Total adjustments	(4,091)	5,881
Net cash provided by operating activities	6,504	15,900
Cash flows from investing activities:
Purchases of securities	(324,328)	(227,793)
Proceeds from sales, calls and maturities of securities	151,385	152,530
Principal repayments of securities	11,335	18,698
Net decrease in loans	17,334	31,956
Net purchases of loan participations	(32,415)	—
Proceeds from sales of Small Business Administration loans	2,802	374
Net return of capital (contributions) to equity investments	1,843	(134)
Net purchases of premises and equipment	(238)	(313)
Net cash used in investing activities	(172,282)	(24,682)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	16,342	144,983
Net increase in interest-bearing deposits	(26,401)	(62,030)
Dividends paid on common stock	(3,203)	(2,469)
Payments to tax authorities for stock-based compensation	(115)	(70)
Repurchase of common stock	—	(4,968)
Net cash (used) provided by financing activities	(13,377)	75,446
Net increase (decrease) in cash, cash equivalents and restricted cash	(179,155)	66,664
Cash, cash equivalents and restricted cash, beginning	950,146	538,007
Cash, cash equivalents and restricted cash, ending	$770,991	$604,671

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—CBTX, Inc., or the Company or CBTX, operates 34 branches, 18 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas, through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank. The Bank provides relationship-driven commercial banking products and services primarily to small and medium-sized businesses and professionals with operations within the Bank’s markets.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2022 and December 31, 2021 and consolidated results of operations, consolidated shareholders’ equity and consolidated cash flows for the three months ended March 31, 2022 and 2021.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included within the Company’s Annual Report on Form 10-K.

Share Repurchase Program—There were no shares repurchased under the Company’s share repurchase program during the three months ended March 31, 2022. During the three months ended March 31, 2021, 181,089 shares were repurchased at an average price of $27.44. Shares repurchased were retired and returned to the status of authorized but unissued shares.

Accounting Standards Not Yet Adopted—Accounting Standards Update, or ASU, 2022-02, eliminates the accounting guidance for troubled debt restructurings, or TDRs, by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Under the new guidance, the creditor must determine whether a modification results in a new loan or a continuation of an existing loan. ASU 2022-02 also requires the disclosure of the current-period gross loan charge-offs by year of origination. This update is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. Early adoption is permitted and the amendments about TDRs and related disclosure enhancements may be adopted separately from the amendments related to vintage disclosures. The Company is in the process of evaluating the impact of this ASU.

Cash Flow Reporting—As of March 31, 2022 and December 31, 2021, the Company had $220,000 and $1.8 million, respectively, in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions that are considered restricted cash.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,413	$1,688
Supplemental disclosures of non-cash flow information:
Change in liability for dividends accrued	115	(727)
Repossessed real estate and other assets	—	106

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2022
Debt securities available for sale:
State and municipal securities	$171,658	$488	$(16,372)	$155,774
U.S. Treasury securities	110,597	—	(1,553)	109,044
U.S. agency securities:
Callable debentures	3,000	—	(193)	2,807
Collateralized mortgage obligations	94,876	2	(4,954)	89,924
Mortgage-backed securities	201,184	258	(12,133)	189,309
Equity securities	1,193	—	(72)	1,121
Total	$582,508	$748	$(35,277)	$547,979
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates indicated below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
March 31, 2022
Amortized cost:
Debt securities available for sale:
State and municipal securities	$—	$507	$15,874	$155,277	$171,658
U.S. Treasury securities	10,129	94,708	5,760	—	110,597
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	3,834	91,042	94,876
Mortgage-backed securities	—	851	13,835	186,498	201,184
Equity securities	1,193	—	—	—	1,193
Total	$11,322	$96,066	$42,303	$432,817	$582,508
Fair value:
Debt securities available for sale:
State and municipal securities	$—	$508	$15,646	$139,620	$155,774
U.S. Treasury securities	10,076	93,567	5,401	—	109,044
U.S. agency securities:
Callable debentures	—	—	2,807	—	2,807
Collateralized mortgage obligations	—	—	3,815	86,109	89,924
Mortgage-backed securities	—	869	13,823	174,617	189,309
Equity securities	1,121	—	—	—	1,121
Total	$11,197	$94,944	$41,492	$400,346	$547,979

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$881	$—	$12,339	$155,321	$168,541
U.S. Treasury securities	—	6,138	5,750	—	11,888
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,528	58,601	63,129
Mortgage-backed securities	—	953	4,056	168,437	173,446
Equity securities	1,189	—	—	—	1,189
Total	$2,070	$7,091	$29,673	$382,359	$421,193
Fair value:
Debt securities available for sale:
State and municipal securities	$883	$—	$12,905	$158,812	$172,600
U.S. Treasury securities	—	6,072	5,725	—	11,797
U.S. agency securities:
Callable debentures	—	—	2,973	—	2,973
Collateralized mortgage obligations	—	—	4,591	57,791	62,382
Mortgage-backed securities	—	994	4,166	168,961	174,121
Equity securities	1,173	—	—	—	1,173
Total	$2,056	$7,066	$30,360	$385,564	$425,046

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, securities with a carrying amount of $26.8 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Management did not believe that any of the securities the Company held at March 31, 2022 or December 31, 2021 were impaired due to credit quality. Accordingly, no ACL was recorded in the Company’s condensed consolidated balance sheets at March 31, 2022 or during 2021.

Accrued interest receivable for securities was $1.5 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 334 and 115 securities at March 31, 2022 and December 31, 2021, respectively, that were in a gross unrealized loss position.

Securities with unrealized losses as of the dates indicated below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
March 31, 2022
Debt securities available for sale:
State and municipal securities	$117,448	$(15,734)	$3,269	$(638)
U.S. Treasury securities	109,044	(1,553)	—	—
U.S. agency securities:
Callable debentures	2,807	(193)	—	—
Collateralized mortgage obligations	77,644	(3,692)	11,189	(1,262)
Mortgage-backed securities	149,009	(9,777)	19,934	(2,356)
Equity securities	1,121	(72)	—	—
	$457,073	$(31,021)	$34,392	$(4,256)
December 31, 2021
Debt securities available for sale:
State and municipal securities	$36,962	$(387)	$257	$(5)
U.S. Treasury securities	11,797	(91)	—	—
U.S. agency securities:
Callable debentures	2,973	(27)	—	—
Collateralized mortgage obligations	40,776	(860)	241	(2)
Mortgage-backed securities	87,220	(1,130)	—	—
Equity securities	1,173	(16)	—	—
	$180,901	$(2,511)	$498	$(7)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,973	3,967
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	3,716	4,348
	$17,101	$17,727

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At March 31, 2022 and December 31, 2021, the Company had $5.9 million and $6.3 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

During the three months ended March 31, 2022, two of these investment funds sold underlying investments for more than their book value and the Company recorded a total gain of $1.2 million, which is included in net gains on sales of assets in the condensed consolidated income statement.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators, which include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of March 31, 2022.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
Commercial and industrial	$600,990	20.8%	$634,384	22.0%
Real estate:
Commercial real estate	1,142,646	39.5%	1,091,969	38.0%
Construction and development	473,326	16.4%	460,719	16.0%
1-4 family residential	263,213	9.1%	277,273	9.6%
Multi-family residential	279,099	9.7%	286,396	10.0%
Consumer	28,230	1.0%	28,090	1.0%
Agriculture	6,287	0.2%	7,941	0.3%
Other	95,187	3.3%	89,655	3.1%
Total gross loans	2,888,978	100.0%	2,876,427	100.0%
Less allowance for credit losses for loans	(31,442)		(31,345)
Less deferred loan fees and unearned discounts	(8,350)		(8,739)
Less loans held for sale	(748)		(164)
Loans, net	$2,848,438		$2,836,179

Accrued interest receivable for loans was $9.3 million and $9.6 million at March 31, 2022 and December 31, 2021, respectively, and was included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. The Company did not purchase or sell loan participations during the three months ended March 31, 2021. Loan participations purchased and sold during the three months ending March 31, 2022 by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
March 31, 2022
Commercial and industrial	$15,844	$1,943
Commercial real estate	17,955	1,247
Construction and development	—	—
Other	1,806	—
	$35,605	$3,190

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the three months ended March 31, 2022 and 2021, totaled $2.8 million and $374,000, respectively. Net gains recognized on sales of SBA loans were $343,000 and $60,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates indicated below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
March 31, 2022
Commercial and industrial	$3,517	$498	$—	$4,015	$596,975	$600,990	$—
Real estate:
Commercial real estate	9,941	—	—	9,941	1,132,705	1,142,646	—
Construction and development	—	—	140	140	473,186	473,326	—
1-4 family residential	145	1,534	—	1,679	261,534	263,213	—
Multi-family residential	—	—	—	—	279,099	279,099	—
Consumer	—	—	—	—	28,230	28,230	—
Agriculture	—	—	—	—	6,287	6,287	—
Other	—	—	—	—	95,187	95,187	—
Total gross loans	$13,603	$2,032	$140	$15,775	$2,873,203	$2,888,978	$—
December 31, 2021
Commercial and industrial	$14	$—	$—	$14	$634,370	$634,384	$—
Real estate:
Commercial real estate	650	—	55	705	1,091,264	1,091,969	—
Construction and development	—	—	142	142	460,577	460,719	—
1-4 family residential	150	34	—	184	277,089	277,273	—
Multi-family residential	—	—	—	—	286,396	286,396	—
Consumer	50	—	—	50	28,040	28,090	—
Agriculture	—	—	—	—	7,941	7,941	—
Other	41	—	—	41	89,614	89,655	—
Total gross loans	$905	$34	$197	$1,136	$2,875,291	$2,876,427	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$8,765	$9,090
Real estate:
Commercial real estate	11,363	11,512
Construction and development	140	142
1-4 family residential	1,777	1,784
Consumer	38	40
Total nonaccrual loans	$22,083	$22,568

Interest income that would have been earned under the original terms of the nonaccrual loans was $249,000 and $191,000 for the three months ended March 31, 2022 and 2021, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the three months ended March 31, 2022 and 2021, that remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2022
Commercial and industrial	7	$3,870	$1,093	$—	$—	$2,777
Real estate:
Commercial real estate	1	234	—	—	—	245
Total	8	$4,104	$1,093	$—	$—	$3,022
March 31, 2021
Real estate:
Commercial real estate	1	$1,206	$1,206	$—	$—	$—
1-4 family residential	1	1,548	1,548	—	—	—
Total	2	$2,754	$2,754	$—	$—	$—

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

There were no troubled debt restructurings with payment defaults during the twelve months ended March 31, 2022 and troubled debt restructuring during the twelve months ended March 31, 2021 with payment defaults were as follows:

	March 31, 2021
	Number
(Dollars in thousands)	of Loans	Balance
Commercial and industrial	5	$7,904
Real estate:
Commercial real estate	4	8,114
Construction and development	3	11,882
1-4 family residential	2	102
Total	14	$28,002

At March 31, 2022 and December 31, 2021, the Company had an outstanding commitment to fund $5.7 million and $2.5 million, respectively, for loans that were previously restructured.

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings					Total Loans
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Individually Evaluated
March 31, 2022
Commercial and industrial	$6,606	$8,700	$15,306	$65	$1,081	$16,452
Real estate:
Commercial real estate	5,863	11,258	17,121	105	2,040	19,266
Construction and development	12,261	—	12,261	140	292	12,693
1-4 family residential	1,547	1,724	3,271	53	—	3,324
Consumer	—	38	38	—	81	119
Other	2,151	—	2,151	—	—	2,151
Total	$28,428	$21,720	$50,148	$363	$3,494	$54,005
December 31, 2021
Commercial and industrial	$5,661	$6,851	$12,512	$2,239	$1,828	$16,579
Real estate:
Commercial real estate	5,755	11,401	17,156	111	3,790	21,057
Construction and development	12,282	—	12,282	142	292	12,716
1-4 family residential	1,571	1,727	3,298	57	—	3,355
Consumer	—	40	40	—	85	125
Other	5,440	—	5,440	—	—	5,440
Total	$30,709	$20,019	$50,728	$2,549	$5,995	$59,272

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

The Company had no loans graded loss or doubtful at March 31, 2022 or December 31, 2021.

At March 31, 2022 and December 31, 2021, the ratio of the ACL for loans to loans excluding loans held for sale was 1.09% and 1.09%, respectively. The ACL increased from $31.3 million at December 31, 2021 to $31.4 million at March 31, 2022, primarily due to an increase in collectively evaluated loans resulting from growth in the loan portfolio and adjustments to certain qualitative factors, which was partially offset by a decrease in the ACL related to individually evaluated loans resulting from a reduction in the associated principal balances.

The total of the Company’s qualitative and quantitative factors ranged from 0.63% to 2.04% and 0.62% to 2.08% at March 31, 2022 and December 31, 2021, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at March 31, 2022, reflects the Company’s assessment based on the information available at that time.

Loans by risk grades, loan class and vintage, at March 31, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$44,587	$176,013	$45,558	$49,416	$18,908	$11,813	$228,831	$4,861	$579,987
Special mention	—	—	—	—	10	—	2,924	—	2,934
Substandard	—	—	999	2,905	6,538	367	2,289	4,971	18,069
Total commercial and industrial	44,587	176,013	46,557	52,321	25,456	12,180	234,044	9,832	600,990
Commercial real estate:
Pass	177,416	221,547	196,087	188,977	115,515	129,496	54,617	13,666	1,097,321
Special mention	—	—	—	848	—	31	—	—	879
Substandard	—	52	2,926	12,764	14,449	3,543	—	10,712	44,446
Total commercial real estate	177,416	221,599	199,013	202,589	129,964	133,070	54,617	24,378	1,142,646
Construction and development:
Pass	39,508	208,277	89,540	36,188	6,638	15,647	64,276	91	460,165
Special mention	—	—	468	—	—	—	—	—	468
Substandard	—	—	292	—	1,500	10,901	—	—	12,693
Total construction and development	39,508	208,277	90,300	36,188	8,138	26,548	64,276	91	473,326
1-4 family residential:
Pass	16,917	109,806	21,599	14,350	25,034	65,027	5,320	193	258,246
Substandard	—	—	1,548	504	898	515	—	1,502	4,967
Total 1-4 family residential	16,917	109,806	23,147	14,854	25,932	65,542	5,320	1,695	263,213
Multi-family residential:
Pass	2,274	18,557	18,145	6,420	57,240	175,895	568	—	279,099
Total multi-family residential	2,274	18,557	18,145	6,420	57,240	175,895	568	—	279,099
Consumer:
Pass	2,171	4,993	3,348	986	556	207	15,059	691	28,011
Substandard	—	—	38	—	—	—	81	100	219
Total consumer	2,171	4,993	3,386	986	556	207	15,140	791	28,230
Agriculture:
Pass	523	1,213	394	33	53	32	3,784	189	6,221
Substandard	—	—	—	—	—	17	49	—	66
Total agriculture	523	1,213	394	33	53	49	3,833	189	6,287
Other:
Pass	7,874	31,941	2,986	620	1,480	1,194	49,053	39	95,187
Total other	7,874	31,941	2,986	620	1,480	1,194	49,053	39	95,187
Total
Pass	291,270	772,347	377,657	296,990	225,424	399,311	421,508	19,730	2,804,237
Special mention	—	—	468	848	10	31	2,924	—	4,281
Substandard	—	52	5,803	16,173	23,385	15,343	2,419	17,285	80,460
Total gross loans	$291,270	$772,399	$383,928	$314,011	$248,819	$414,685	$426,851	$37,015	$2,888,978

Loans by risk grades, loan class and vintage, at December 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$230,432	$53,744	$60,514	$21,059	$8,117	$5,533	$228,247	$5,773	$613,419
Special mention	—	—	290	15	—	—	3,177	—	3,482
Substandard	—	1,014	1,852	7,075	4	391	1,647	5,500	17,483
Total commercial and industrial	230,432	54,758	62,656	28,149	8,121	5,924	233,071	11,273	634,384
Commercial real estate:
Pass	243,666	197,625	232,074	141,591	69,995	84,398	55,253	13,799	1,038,401
Special mention	—	—	859	7,934	—	62	—	—	8,855
Substandard	—	2,953	12,967	14,556	334	3,046	—	10,857	44,713
Total commercial real estate	243,666	200,578	245,900	164,081	70,329	87,506	55,253	24,656	1,091,969
Construction and development:
Pass	197,900	99,420	54,017	7,127	16,133	142	72,698	96	447,533
Special mention	—	470	—	—	—	—	—	—	470
Substandard	—	292	—	1,500	10,207	717	—	—	12,716
Total construction and development	197,900	100,182	54,017	8,627	26,340	859	72,698	96	460,719
1-4 family residential:
Pass	115,451	23,298	20,210	31,416	21,607	53,253	6,516	466	272,217
Substandard	—	1,548	514	902	126	464	1,502	—	5,056
Total 1-4 family residential	115,451	24,846	20,724	32,318	21,733	53,717	8,018	466	277,273
Multi-family residential:
Pass	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Total multi-family residential	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Consumer:
Pass	6,427	3,637	1,199	714	277	11	14,921	679	27,865
Substandard	—	40	—	—	—	—	85	100	225
Total consumer	6,427	3,677	1,199	714	277	11	15,006	779	28,090
Agriculture:
Pass	2,954	423	42	57	35	—	4,198	190	7,899
Substandard	—	—	—	—	—	18	24	—	42
Total agriculture	2,954	423	42	57	35	18	4,222	190	7,941
Other:
Pass	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total other	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total
Pass	841,230	400,127	375,159	262,223	125,958	312,527	445,115	21,046	2,783,385
Special mention	—	470	1,149	7,949	—	62	3,177	—	12,807
Substandard	—	5,847	15,333	24,033	10,671	4,636	3,258	16,457	80,235
Total gross loans	$841,230	$406,444	$391,641	$294,205	$136,629	$317,225	$451,550	$37,503	$2,876,427

Loans by risk grades and loan class as of the dates indicated below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2022
Commercial and industrial	$579,987	$2,934	$18,069	$600,990
Real estate:
Commercial real estate	1,097,321	879	44,446	1,142,646
Construction and development	460,165	468	12,693	473,326
1-4 family residential	258,246	—	4,967	263,213
Multi-family residential	279,099	—	—	279,099
Consumer	28,011	—	219	28,230
Agriculture	6,221	—	66	6,287
Other	95,187	—	—	95,187
Total gross loans	$2,804,237	$4,281	$80,460	$2,888,978
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

Loans individually evaluated and collectively evaluated as of the dates indicated below were as follows:

	March 31, 2022			December 31, 2021
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$16,452	$584,538	$600,990	$16,579	$617,805	$634,384
Real estate:
Commercial real estate	19,266	1,123,380	1,142,646	21,057	1,070,912	1,091,969
Construction and development	12,693	460,633	473,326	12,716	448,003	460,719
1-4 family residential	3,324	259,889	263,213	3,355	273,918	277,273
Multi-family residential	—	279,099	279,099	—	286,396	286,396
Consumer	119	28,111	28,230	125	27,965	28,090
Agriculture	—	6,287	6,287	—	7,941	7,941
Other	2,151	93,036	95,187	5,440	84,215	89,655
Total gross loans	$54,005	$2,834,973	$2,888,978	$59,272	$2,817,155	$2,876,427

The Company had collateral dependent loans totaling $1.5 million pending foreclosure at both March 31, 2022 and December 31, 2021.

Activity in the ACL for loans, segregated by loan class for the three months ended March 31, 2022 and 2021, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
March 31, 2022
Beginning balance	$11,214	$11,015	$3,310	$2,105	$1,781	$406	$88	$1,426	$31,345
Provision (recapture)	(383)	282	119	(81)	(11)	(5)	(28)	127	20
Charge-offs	—	—	—	(2)	—	—	—	—	(2)
Recoveries	64	—	—	3	—	2	10	—	79
Net recoveries	64	—	—	1	—	2	10	—	77
Ending balance	$10,895	$11,297	$3,429	$2,025	$1,770	$403	$70	$1,553	$31,442
Period-end amount allocated to:
Specific reserve	$3,686	$98	$—	$—	$—	$119	$—	$—	$3,903
General reserve	7,209	11,199	3,429	2,025	1,770	284	70	1,553	27,539
Total	$10,895	$11,297	$3,429	$2,025	$1,770	$403	$70	$1,553	$31,442
March 31, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	872	482	(644)	(120)	201	(10)	(72)	(423)	286
Charge-offs	(309)	—	—	—	—	—	—	—	(309)
Recoveries	214	—	—	—	—	4	42	—	260
Net (charge-offs) recoveries	(95)	—	—	—	—	4	42	—	(49)
Ending balance	$13,812	$14,280	$5,445	$2,458	$2,714	$434	$107	$1,624	$40,874
Period-end amount allocated to:
Specific reserve	$5,476	$274	$—	$—	$—	$6	$—	$—	$5,756
General reserve	8,336	14,006	5,445	2,458	2,714	428	107	1,624	35,118
Total	$13,812	$14,280	$5,445	$2,458	$2,714	$434	$107	$1,624	$40,874

The ACL for loans by loan class as of the dates indicated was as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$10,895	34.7%	$11,214	35.7%
Real estate:
Commercial real estate	11,297	35.9%	11,015	35.1%
Construction and development	3,429	10.9%	3,310	10.6%
1-4 family residential	2,025	6.4%	2,105	6.7%
Multi-family residential	1,770	5.6%	1,781	5.7%
Consumer	403	1.3%	406	1.3%
Agriculture	70	0.3%	88	0.3%
Other	1,553	4.9%	1,426	4.6%
Total allowance for credit losses for loans	$31,442	100.0%	$31,345	100.0%
Loans excluding loans held for sale	2,879,880		2,867,524
ACL for loans to loans excluding loans held for sale	1.09%		1.09%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Nonaccrual loans are included in individually evaluated loans and $16.7 million and $16.0 million of nonaccrual loans had no related ACL at March 31, 2022 and December 31, 2021, respectively.

Charge-offs and recoveries by loan class and vintage for the three months ended March 31, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Recovery	$—	$—	$—	$—	$12	$20	$32	$—	$64
Total commercial and industrial	—	—	—	—	12	20	32	—	64
1-4 family residential:
Charge-off	—	—	—	—	(2)	—	—	—	(2)
Recovery	—	—	—	—	—	3	—	—	3
Total 1-4 family residential	—	—	—	—	(2)	3	—	—	1
Consumer:
Recovery	1	—	—	1	—	—	—	—	2
Total consumer	1	—	—	1	—	—	—	—	2
Agriculture:
Recovery	—	—	—	—	—	10	—	—	10
Total agriculture	—	—	—	—	—	10	—	—	10
Total:
Charge-off	—	—	—	—	(2)	—	—	—	(2)
Recovery	1	—	—	1	12	33	32	—	79
Total	$1	$—	$—	$1	$10	$33	$32	$—	$77

Charge-offs and recoveries by loan class and vintage for the three months ended March 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(74)	$—	$—	$(44)	$—	$(309)
Recovery	—	—	1	13	33	158	9	—	214
Total commercial and industrial	—	—	(190)	(61)	33	158	(35)	—	(95)
Consumer:
Recovery	3	—	1	—	—	—	—	—	4
Total consumer	3	—	1	—	—	—	—	—	4
Agriculture:
Recovery	—	—	—	—	—	42	—	—	42
Total agriculture	—	—	—	—	—	42	—	—	42
Total:
Charge-off	—	—	(191)	(74)	—	—	(44)	—	(309)
Recovery	3	—	2	13	33	200	9	—	260
Total	$3	$—	$(189)	$(61)	$33	$200	$(35)	$—	$(49)

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

Activity in the ACL for unfunded commitments for the three months ended March 31, 2022 and 2021, was as follows:

	March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$3,266	$4,177
Provision	415	126
Ending balance	$3,681	$4,303

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Land	$15,484	$15,484
Buildings and leasehold improvements	62,227	64,298
Furniture and equipment	17,122	17,087
Vehicles	248	248
Construction in progress	496	496
	95,577	97,613
Less accumulated depreciation	(38,912)	(39,196)
Premises and equipment, net	$56,665	$58,417

Depreciation expense was $840,000 and $863,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense is included in net occupancy expense in the Company’s condensed consolidated statements of income.

During the three months ended March 31, 2022, the Company recorded a loss of $1.2 million, which is included in net gains on sales of assets in the condensed consolidated income statement, for disposals of buildings and improvements and furniture and equipment for a land lease that was terminated early at the request of the lessor.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at March 31, 2022 and December 31, 2021 and there were no changes in goodwill during the three months ended March 31, 2022 or the year ended December 31, 2021. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at March 31, 2022 or December 31, 2021.

Other intangibles as of the dates indicated below were as follows:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
March 31, 2022
Core deposits	2.2 years	$13,750	$(13,582)	$168
Customer relationships	6.8 years	6,629	(3,646)	2,983
Servicing assets	10.0 years	687	(298)	389
Total other intangible assets, net		$21,066	$(17,526)	$3,540
December 31, 2021
Core deposits	2.4 years	$13,750	$(13,538)	$212
Customer relationships	7.0 years	6,629	(3,535)	3,094
Servicing assets	11.5 years	624	(272)	352
Total other intangible assets, net		$21,003	$(17,345)	$3,658

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$352	$190
Increase from loan sales	63	11
Amortization	(26)	(13)
Balance at end of period	$389	$188

NOTE 9: BANK-OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods indicated below were as follows:

	March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$73,156	$72,338
Net change in cash surrender value	371	390
Balance at end of period	$73,527	$72,728

NOTE 10: DEPOSITS

Deposits as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Interest-bearing demand accounts	$444,571	$468,361
Money market accounts	1,218,082	1,209,659
Savings accounts	130,218	127,031
Certificates and other time deposits, $100,000 or greater	127,798	134,775
Certificates and other time deposits, less than $100,000	99,233	106,477
Total interest-bearing deposits	2,019,902	2,046,303
Noninterest-bearing deposits	1,801,323	1,784,981
Total deposits	$3,821,225	$3,831,284

At March 31, 2022 and December 31, 2021, the Company had $36.9 million and $37.3 million in deposits from public entities and brokered deposits of $46.4 million and $52.9 million, respectively. At March 31, 2022 and December 31, 2021, overdrafts of $322,000 and $402,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $100,000 and $128,000 at March 31, 2022 and December 31, 2021, respectively, which was included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at March 31, 2022 or December 31, 2021 from any single or related groups of depositors. At March 31, 2022 and December 31, 2021, the Company had $65.8 million and $70.5 million, respectively, of certificates of deposits or other time deposits that were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At March 31, 2022, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2022 or 2021. The Company can make draws on the line of credit for a period of 12 months, which began on December 13, 2021, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2027.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at March 31, 2022.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at March 31, 2022 and $999.3 million at December 31, 2021. Federal Home Loan Bank advances outstanding totaled $50.0 million at both March 31, 2022 and December 31, 2021, and these borrowings mature as shown below. At both March 31, 2022 and December 31, 2021, there were $26.0 million letters of credit outstanding that were issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letters of credit, the net capacity available under the Federal Home Loan Bank facility was $1.0 billion at March 31, 2022 and $923.3 million at December 31, 2021.

The Company has historically borrowed under this agreement on a short-term basis but did not during the three months ended March 31, 2022 and 2021. The weighted-average interest rate for Federal Home Loan Bank advances for the three months ended March 31, 2022 and 2021 was 1.79% and 1.79%, respectively.

The scheduled maturities of Federal Home Loan Bank advances as of the date indicated below were as follows:

(Dollars in thousands)	March 31, 2022
2022	10,000
2023	20,000
2024	20,000
Total	$50,000

At March 31, 2022 and December 31, 2021, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $65.0 million. There were no funds under these lines of credit outstanding at March 31, 2022 or December 31, 2021.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $157.7 million and $138.1 million in loans to related parties at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At March 31, 2022 and December 31, 2021, the Company had approximately $67.3 million and $55.6 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $278.2 million and $249.9 million at March 31, 2022 and December 31, 2021, respectively.

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

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,121	$1,173
Debt securities available for sale - U.S. Treasury securities	109,044	11,797
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	155,774	172,600
U.S. agency securities:
Callable debentures	2,807	2,973
Collateralized mortgage obligations	89,924	62,382
Mortgage-backed securities	189,309	174,121
Interest rate swaps	4,469	3,543
Level 3 inputs:
Credit risk participation agreement	9	15
Total fair value of financial assets	$552,457	$428,604
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$4,469	$3,543
Total fair value of financial liabilities	$4,469	$3,543

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

The Company’s financial assets measured at fair value on a non-recurring basis are certain individually evaluated loans and as of the dates indicated below were as follows:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$9,188	$3,686	$5,502	$9,624	$3,986	$5,638
Commercial real estate	824	98	726	2,629	609	2,020
Consumer	119	119	—	125	125	—
Total	$10,131	$3,903	$6,228	$12,378	$4,720	$7,658

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the three months ended March 31, 2022 or during 2021. There were no outstanding foreclosed assets at March 31, 2022 or December 31, 2021.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates indicated below were as follows:

	March 31, 2022		December 31, 2021
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$770,991	$770,991	$950,146	$950,146
Level 2 inputs:
Bank-owned life insurance	73,527	73,527	73,156	73,156
Accrued interest receivable	10,925	10,925	11,616	11,616
Servicing asset	389	389	352	352
Level 3 inputs:
Loans, including held for sale, net	2,810,655	2,849,186	2,864,663	2,836,343
Other investments	17,101	17,101	17,727	17,727
Total financial assets	$3,683,588	$3,722,119	$3,917,660	$3,889,340
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,801,323	$1,801,323	$1,784,981	$1,784,981
Level 2 inputs:
Interest-bearing deposits	1,919,719	2,019,902	2,040,794	2,046,303
Federal Home Loan Bank advances	49,416	50,000	50,591	50,000
Accrued interest payable	174	174	201	201
Total financial liabilities	$3,770,632	$3,871,399	$3,876,567	$3,881,485

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2022 and December 31, 2021, management determined there was no such deterioration.

At March 31, 2022 and December 31, 2021, the Company had 18 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

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

Derivative instruments outstanding as of the dates indicated below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
March 31, 2022
Interest rate swaps with customers	Other assets	$31,514	$184	4.85 - 5.60%	LIBOR 1M + 2.50% - 3.00%	4.34
Interest rate swaps with financial institutions	Other assets	88,755	4,203	3.25% - 5.15%	LIBOR 1M + 2.50% - 3.00%	5.41
Interest rate swaps with customers	Other assets	5,113	82	4.99%	U.S. Prime	5.71
Interest rate swaps with financial institutions	Other liabilities	5,113	(82)	4.99%	U.S. Prime	5.71
Interest rate swaps with financial institutions	Other liabilities	31,514	(184)	4.85 - 5.60%	LIBOR 1M + 2.50% - 3.00%	4.34
Interest rate swaps with customers	Other liabilities	88,755	(4,203)	3.25% - 5.15%	LIBOR 1M + 2.50%	5.41
Credit risk participation agreement with financial institution	Other assets	13,433	9	3.50%	LIBOR 1M + 2.50%	7.99
Total derivatives		$264,197	$9
December 31, 2021
Interest rate swaps with customers	Other assets	$56,440	$2,474	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with financial institutions	Other assets	66,650	875	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Interest rate swaps with customers	Other assets	5,141	194	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	5,141	(194)	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	56,440	(2,474)	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with customers	Other liabilities	66,650	(875)	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Credit risk participation agreement with financial institution	Other assets	13,563	15	3.50%	LIBOR 1M + 2.50%	8.24
Total derivatives		$270,025	$15

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

Lease costs for the periods indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$427	$485
Short-term lease cost	4	4
Sublease income	(157)	(161)
Total lease cost	$274	$328

Other information related to operating leases for the periods indicated below was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Amortization of lease right-to-use asset	$341	$385
Accretion of lease liabilities	86	100
Cash paid for amounts included in the measurement of lease liabilities	476	487
Weighted-average remaining lease term in years	10.4	10.7
Weighted-average discount rate	2.65%	2.64%

A maturity analysis of operating lease liabilities as of the date indicated below was as follows:

(Dollars in thousands)	March 31, 2022
1 year or less	$1,835
Over 1 year through 2 years	1,970
Over 2 years through 3 years	1,805
Over 3 years through 4 years	1,807
Over 4 years through 5 years	1,695
Thereafter	7,212
Total undiscounted lease liability	16,324
Less:
Discount on cash flows	(2,572)
Total operating lease liability	$13,752

During the three months ended March 31, 2022, the Company terminated a land lease at the request of the lessor. The Company received a payment of $1.5 million from the lessor for the early termination of the lease, which is reflected in other noninterest income in the condensed consolidated income statements.

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

Commitments to extend credit and standby letters of credit as of the dates indicated below were as follows:

	March 31,	December 31,
(Dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit, variable interest rate	$810,482	$714,084
Commitments to extend credit, fixed interest rate	96,610	60,876
Total commitments	$907,092	$774,960
Standby letters of credit	$16,972	$18,109

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the three months ended March 31, 2022 and 2021, the Company contributed $804,000 and $726,000 to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At March 31, 2022 and December 31, 2021, the amount payable, including interest, for this deferred plan was approximately $1.7 million and $1.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $130,000 and $153,000 at March 31, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $962,000 and $900,000 at March 31, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of March 31, 2022, there were options outstanding to acquire 35,560 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of March 31, 2022, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of March 31, 2022, 243,138 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods indicated below was as follows:

Three Months Ended March 31,
	2022		2021
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	191,560	$17.53	201,720	$17.22
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at end of period	191,560	$17.53	201,720	$17.22

A summary of stock options as of the date indicated below was as follows:

	March 31, 2022
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	175,561	15,999	191,560
Weighted-average exercise price per share	$17.22	$21.00	$17.53
Aggregate intrinsic value (in thousands)	$2,420	160	2,580
Weighted-average remaining contractual term (years)	3.4	5.3	3.5

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

The number of shares earned under the Company’s performance-based restricted stock award agreements is based on the achievement of certain branch production goals. Compensation expense for performance-based restricted stock is recognized for the probable award level over the period estimated to achieve the performance conditions and other goals, on a straight-line basis. If the probable award level and/or the period estimated to be achieved change, compensation expense will be adjusted via a cumulative catch-up adjustment to reflect these changes. The performance conditions and goals must be achieved within five years or the awards expire. The number of performance-based shares granted presented in the table.

Restricted stock activity for the periods indicated below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2020	129,667	$28.22	2,250	$34.40
Granted	33,285	26.32	—	—
Vested	(13,369)	30.72	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	149,583	27.58	2,250	34.40

Outstanding at December 31, 2021	83,563	27.85	2,250	34.40
Granted	38,457	29.42	—	—
Vested	(18,342)	29.39	—	—
Forfeited	(1,703)	33.63	—	—
Outstanding at March 31, 2022	101,975	28.07	2,250	34.40

A summary of restricted stock as of the date indicated below was as follows:

	March 31, 2022
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	101,975	2,250
Weighted-average grant date fair value per share	$28.07	$34.40
Aggregate fair value (in thousands)	$3,161	$70
Weighted-average remaining vesting period (years)	1.5	1.5

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. The shares of stock subject to options exercised, restricted stock vested, shares withheld and shares issued for the periods indicated below were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Three Months Ended March 31, 2022
Non-performance based restricted stock	18,342	(3,892)	14,450
Three Months Ended March 31, 2021
Non-performance based restricted stock	13,369	(2,642)	10,727

For the three months ended March 31, 2022 and 2021, stock compensation expense was $483,000 and $541,000, respectively. As of March 31, 2022, there was approximately $2.2 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.5 years.

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

In November 2019, the federal bank regulatory agencies published a final rule, the Community Bank Leverage Ratio Framework, or the Framework, to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9.0%, are considered qualifying community banking organizations and are eligible to opt into the Framework. A qualifying community banking organization that elects to use the Framework and that maintains a Tier 1 capital-to-adjusted total assets ratio, or leverage capital ratio, of greater than 9.0% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the year ended December 31, 2020. In April 2020, the federal bank regulatory agencies announced two interim final rules to provide relief associated with Section 4012 of the Coronavirus Aid Relief and Economic Security Act, or CARES Act. For institutions that elect the Framework, the interim rules temporarily lowered the leverage ratio requirement to 8.0% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year and greater than 9.0% thereafter. The Company determined not to opt into the Framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

In September 2020, the federal bank regulatory agencies finalized an interim final rule that allows banking organizations to mitigate the effects of CECL on their regulatory capital computations. The rule permitted banking organizations that were required to adopt CECL for purposes of GAAP (as in effect January 1, 2021) for a fiscal year beginning during the calendar year 2020, the option to delay for up to two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (i.e., a transition period of five years in total). The Company determined not to use the transition provision and has reported the full effect of CECL upon adoption and for each reporting period thereafter in its regulatory capital calculation and ratios.

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject.

On June 18, 2021, the Bank and the OCC entered into a formal agreement, or the Formal Agreement, with regard to Bank Secrecy Act, or BSA, and anti-money laundering, or AML, compliance matters. On September 7, 2021, the OCC terminated the Formal Agreement, dated June 18, 2021 between the Bank and the OCC relating to the Bank’s BSA/AML compliance program.

To resolve the BSA/AML compliance matters, on December 16, 2021, the Bank, entered into an OCC Consent Order. Under the OCC Consent Order, the Bank paid a civil money penalty of $1.0 million.

On December 15, 2021, the Bank entered into a FinCEN Consent Order. Under the terms of the FinCEN Consent Order, the Bank paid a civil money penalty of $8.0 million; provided, however, that FinCEN agreed to credit the Bank the $1.0 million civil money penalty imposed by the OCC described above. As a result, the Bank paid an aggregate sum of $8.0 million, which is included in Regulatory fees in the consolidated statements of income, under the OCC Consent Order and the FinCEN Consent Order. The OCC Consent Order and the FinCEN Consent Order each settled the civil money proceedings against the Bank initiated by the OCC and FinCEN.

At March 31, 2022 and December 31, 2021, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 483,115	14.97%	$ 225,939	7.00%	N/A	N/A
Bank Only	$ 456,183	14.13%	$ 225,917	7.00%	$ 209,780	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 483,115	14.97%	$ 274,354	8.50%	N/A	N/A
Bank Only	$ 456,183	14.13%	$ 274,328	8.50%	$ 258,191	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 518,239	16.06%	$ 338,908	10.50%	N/A	N/A
Bank Only	$ 491,307	15.22%	$ 338,876	10.50%	$ 322,739	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 483,115	11.08%	$ 174,353	4.00%	N/A	N/A
Bank Only	$ 456,183	10.47%	$ 174,248	4.00%	$ 217,810	5.00%

December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 217,300	7.00%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 217,270	7.00%	$ 201,757	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 263,864	8.50%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 263,836	8.50%	$ 248,316	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 509,766	16.42%	$ 325,950	10.50%	N/A	N/A
Bank Only	$ 482,431	15.54%	$ 325,915	10.50%	$ 310,395	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 475,154	11.22%	$ 169,470	4.00%	N/A	N/A
Bank Only	$ 447,819	10.58%	$ 169,381	4.00%	$ 211,726	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Income tax expense	$ 2,277	$ 2,485
Effective tax rate	17.69%	19.87%

The differences between the federal statutory rate of 21%and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income, bank-owned life insurance related earnings and merger-related costs.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods indicated below was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Net income for common shareholders	$10,595	$10,019
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,497	24,508
Dilutive effect of outstanding stock options and unvested restricted stock awards	108	108
Diluted weighted-average shares outstanding	24,605	24,616
Earnings per share:
Basic	$0.43	$0.41
Diluted	$0.43	$0.41

For the three months ended March 31, 2022 and 2021, the Company excluded the impact of 32,998 and 1,800 shares of unvested restricted stock, respectively, from diluted weighted-average shares as they were anti-dilutive. The Company also excluded the impact of 2,250 shares of performance based restricted stock awards for the three months ended March 31, 2022 and 2021 as they are contingently issuable and the performance conditions for these awards have not been met.

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities, such as the conflict in Ukraine, or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the ongoing impact of the COVID-19 pandemic (including risks related to its customers’ credit quality, deferrals and modifications to loans);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general, in the financial services industry and within the Company’s primary markets;
●	sustained instability of the oil and gas industry in general and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third- or fourth-party servicers;
●	the failure of certain third- or fourth-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;
●	the costs, effects and results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals;

●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	the possible substantial costs related to the pending merger and integration;
●	the risk that the cost savings and any revenue synergies from the pending merger may not be fully realized or may take longer than anticipated to be realized;
●	the possibility that the pending merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	the ability to retain personnel of the Company or Allegiance Bancshares, Inc., or Allegiance, after the pending merger is completed;
●	the ability by each of Allegiance and the Company to obtain required governmental approvals of the pending merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
●	the occurrence of any event, change or other circumstances that could give rise to the right of us and/or Allegiance to terminate the merger agreement with respect to the pending merger;
●	disruption to the parties’ businesses as a result of the announcement and pendency of the pending merger;
●	the risks related to the Company’s assumption of certain of Allegiance’s outstanding debt obligations and the combined company’s level of indebtedness following the completion of the merger;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in the merger;
●	the failure of the closing conditions in the merger agreement to be satisfied, or any unexpected delay in closing the pending merger;
●	the failure to obtain the necessary approvals by the shareholders of Allegiance or the Company;
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the pending merger;
●	and other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

Pending Merger

On November 8, 2021, Allegiance, and the Company jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of the Company’s common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and the Company as of November 5, 2021, Allegiance shareholders will own approximately 54% and the Company’s shareholders will own approximately 46% of the combined company. The companies have submitted the required regulatory filings and subject to satisfaction of the closing conditions, including approval of the merger agreement by both companies’ shareholders, the parties anticipate closing in the second quarter of 2022.  Each company has scheduled a special meeting for May 24, 2022 at which its respective shareholders will consider and vote on the merger agreement and other related matters.

There are or will be important factors that could cause the actual results of the merger to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I.—Item 1A. —Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Information about the Merger and Where to Find It

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.

In connection with the proposed merger, the Company filed a registration statement on Form S-4 (Registration No. 333-262322) with the Securities and Exchange Commission, or SEC, to register the shares of the Company’s common stock that will be issued to Allegiance shareholders in connection with the merger. The registration statement on Form S-4, as amended, was declared effective by the SEC on April 7, 2022. The registration statement includes a joint proxy statement/prospectus and other relevant materials in connection with the proposed merger. The Company and Allegiance commenced mailing the definitive joint proxy statement/prospectus to their respective shareholders on or about April 15, 2022.

WE URGE INVESTORS AND SECURITY HOLDERS TO READ THE REGISTRATION STATEMENT ON FORM S-4, THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4 AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE

SEC IN CONNECTION WITH THE PROPOSED MERGER BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT CBTX, ALLEGIANCE AND THE PROPOSED MERGER.

 Investors and security holders may obtain free copies of these documents and other documents filed with the SEC by Allegiance or the Company through the website maintained by the SEC at https://www.sec.gov. Documents filed with the SEC by the Company are available free of charge by accessing the Company’s website at www.communitybankoftx.com under the heading “Investor Relations” or, alternatively, by directing a request by mail or telephone to CBTX, Inc., 9 Greenway Plaza, Suite 110, Houston, Texas 77046, Attn: Investor Relations, (713) 210-7600, and documents filed with the SEC by Allegiance are available free of charge by accessing Allegiance’s website at www.allegiancebank.com under the heading “Investor Relations” or, alternatively, by directing a request by mail or telephone to Allegiance Bancshares, Inc., 8847 West Sam Houston Parkway, N., Suite 200, Houston, Texas 77040, (281) 894-3200.

Participants in the Solicitation

The Company, Allegiance and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company and Allegiance in connection with the proposed merger. Certain information regarding the interests of these participants and a description of their direct or indirect interests, by security holdings or otherwise, are included in the joint proxy statement/prospectus regarding the proposed merger. Additional information about the directors and executive officers of the Company and their ownership of the Company’s common stock is set forth in the Company’s annual report on Form 10-K, filed with the SEC on February 25, 2022. Additional information about the directors and executive officers of Allegiance and their ownership of Allegiance’s common stock is set forth in Allegiance’s proxy statement for its annual meeting of shareholders, filed with the SEC on March 10, 2022. These documents can be obtained free of charge from the sources described above.

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

Uncertain Economic Outlook

The COVID-19 pandemic and actions taken in response to it, combined with instability in the oil and gas industry, negatively impacted the global economy and financial markets. The Company’s markets, including its primary markets in Houston and Beaumont are particularly impacted by the oil and gas industry. The conflict in Ukraine  increased the instability in the oil and gas markets and although oil prices increased in 2022, the U.S. oil and gas industry has not rebounded and continues to remain a concern. In addition, inflation rose in the first quarter of 2022, which also impacts the U.S. and local economies. The future impact of these items is uncertain but could materially affect the Company’s future financial and operational results. See “Part I—Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K.

The risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators, as of the dates indicated below were as follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2022	2021	2021	2021	2021
Risk grades:
Pass	$2,804,237	$2,783,385	$2,526,395	$2,645,811	$2,810,248
Special mention	4,281	12,807	4,661	14,276	10,508
Substandard	80,460	80,235	86,501	80,535	83,032
Total gross loans	$2,888,978	$2,876,427	$2,617,557	$2,740,622	$2,903,788
Past due loans:
30 to 59 days past due	$13,603	$905	$2,755	$39	$1,377
60 to 89 days past due	2,032	34	143	—	495
90 days or greater past due	140	197	104	217	4,019
Total past due loans	$15,775	$1,136	$3,002	$256	$5,891
Loans individually evaluated:
Accruing troubled debt restructurings	$28,428	$30,709	$31,656	$31,789	$27,709
Non-accrual troubled debt restructurings	21,720	20,019	17,834	18,196	18,913
Total troubled debt restructurings	50,148	50,728	49,490	49,985	46,622
Other non-accrual	363	2,549	2,751	2,777	4,595
Other accruing	3,494	5,995	5,260	836	836
Total loans individually evaluated	$54,005	$59,272	$57,501	$53,598	$52,053
Nonperforming assets:
Nonaccrual loans	$22,083	$22,568	$20,585	$20,973	$23,508
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	22,083	22,568	20,585	20,973	23,508
Foreclosed assets	—	—	—	—	106
Total nonperforming assets	$22,083	$22,568	$20,585	$20,973	$23,614

The table above shows the trend of loan performance indicators over the past five reporting periods. Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation,  supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL. If the national and/or local economies and economic forecasts and loan performance indicators worsen in the future, increases in the ACL through additional provisions for credit losses may occur which would negatively impact net income.

In support of customers impacted by the COVID-19 pandemic, the Company offered relief through payment deferrals during 2020 and 2021. A majority of borrowers with deferral arrangements have returned to normal contractual payment schedules and the Company continues to provide deferred payment arrangements to a small number of businesses. The Company had four loans subject to such deferral arrangements with an outstanding aggregate principal balance of

$15.1 million at March 31, 2022 and seven loans on deferral arrangements with an outstanding aggregate principal balance of $18.5 million at December 31, 2021.

The Company participated in Paycheck Protection Program, or PPP, lending under the CARES Act, which facilitates loans to small businesses. See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Results of Operations

The increase in net income during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, were primarily due to an increase in noninterest income, partially offset by a decrease in net interest income and an increase in noninterest expense. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Interest income	$34,015	$34,661	$(646)	(1.9%)
Interest expense	1,385	1,571	(186)	(11.8%)
Net interest income	32,630	33,090	(460)	(1.4%)
Provision for credit losses	435	412	23	5.6%
Noninterest income	5,329	3,111	2,218	71.3%
Noninterest expense	24,652	23,285	1,367	5.9%
Income before income taxes	12,872	12,504	368	2.9%
Income tax expense	2,277	2,485	(208)	(8.4%)
Net income	$10,595	$10,019	$576	5.7%
Earnings per share - basic	$0.43	$0.41
Earnings per share - diluted	0.43	0.41
Dividends per share	0.13	0.13

Net Interest Income for the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Net interest income decreased $460,000 during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower rates on loans and lower average loans during the three months ended March 31, 2022, partially offset by higher average securities and lower rates on deposits.

The yield on interest-earning assets was 3.31% for the three months ended March 31, 2022, compared to 3.85% for the three months ended March 31, 2021. The cost of interest-bearing liabilities was 0.27% for the three months ended March 31, 2022 and 0.34% for the three months ended March 31, 2021. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities remained at about the same level, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.22% for the three months ended March 31, 2022, compared to 3.71% for the three months ended March 31, 2021.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,886,765	$31,221	4.39%	$2,901,291	$33,165	4.64%
Securities	497,640	2,292	1.87%	259,341	1,173	1.84%
Interest-bearing deposits at other financial institutions	768,665	348	0.18%	475,279	177	0.15%
Equity investments	13,379	154	4.67%	15,353	146	3.86%
Total interest-earning assets	4,166,449	$34,015	3.31%	3,651,264	$34,661	3.85%
Allowance for credit losses for loans	(31,602)			(41,078)
Noninterest-earning assets	307,796			321,334
Total assets	$4,442,643			$3,931,520
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,019,609	$1,164	0.23%	$1,802,175	$1,350	0.30%
Federal Home Loan Bank advances	50,000	221	1.79%	50,000	221	1.79%
Total interest-bearing liabilities	2,069,609	$1,385	0.27%	1,852,175	$1,571	0.34%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,762,729			1,478,183
Other liabilities	49,990			51,634
Total noninterest-bearing liabilities	1,812,719			1,529,817
Shareholders’ equity	560,315			549,528
Total liabilities and shareholders’ equity	$4,442,643			$3,931,520
Net interest income		$32,630			$33,090
Net interest spread(3)			3.04%			3.51%
Net interest margin(4)			3.18%			3.68%
Net interest margin - tax equivalent(5)			3.22%			3.71%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $463,000 and $299,000 for the three months ended March 31, 2022 and 2021, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31, 2022,
	Compared to Three Months Ended March 31, 2021
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Days	Total
Interest-earning assets:
Total loans	$(1,778)	$(166)	$—	$(1,944)
Securities	38	1,081	—	1,119
Interest-bearing deposits at other financial institutions	62	109	—	171
Equity investments	27	(19)	—	8
Total increase (decrease) in interest income	(1,651)	1,005	—	(646)
Interest-bearing liabilities:
Interest-bearing deposits	(347)	161	—	(186)
Federal Home Loan Bank advances	—	—	—	—
Total increase (decrease) in interest expense	(347)	161	—	(186)
Increase (decrease) in net interest income	$(1,304)	$844	$—	$(460)

Provision for Credit Losses

The provision for credit losses was $435,000 for the three months ended March 31, 2022, compared to $412,000 for the three months ended March 31, 2021. The provision for credit losses for the three months ended March 31, 2022 was comprised of a $415,000 provision for credit losses related to unfunded commitments and a $20,000 provision for credit losses for loans. The provision for credit losses for the first quarter of 2021 was comprised of $286,000 and $126,000 in the ACL for loans and unfunded commitments, respectively.

Noninterest Income

The following table presents components of noninterest income for the three months ended March 31, 2022 and 2021 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Deposit account service charges	$1,370	$1,193	$177	14.8%
Card interchange fees	1,037	976	61	6.3%
Earnings on bank-owned life insurance	371	390	(19)	(4.9%)
Net gain on sales of assets	530	192	338	176.0%
Other	2,021	360	1,661	461.4%
Total noninterest income	$5,329	$3,111	$2,218	71.3%

The increase in noninterest income of $2.2 million during the three months ended March 31, 2022,  compared to the three ended March 31, 2021, was primarily due to payments totaling $1.5 million recognized for early termination of a land lease included in other noninterest income and a gain of $1.2 million for sales of assets underlying a portion of the Company’s equity investments, partially offset by a loss of $1.2 million included in net gain on sale of assets for disposals of buildings and improvements and furniture and equipment for the land lease that was terminated early. See “Part I—Item 1.—Financial Statements—Note 3”.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Salaries and employee benefits	$15,254	$14,188	$1,066	7.5%
Occupancy expense	2,371	2,521	(150)	(6.0%)
Professional and director fees	879	1,703	(824)	(48.4%)
Data processing and software	1,763	1,576	187	11.9%
Regulatory fees	614	556	58	10.4%
Advertising, marketing and business development	249	285	(36)	(12.6%)
Telephone and communications	454	463	(9)	(1.9%)
Security and protection expense	324	390	(66)	(16.9%)
Amortization of intangibles	181	191	(10)	(5.2%)
Other expenses	2,563	1,412	1,151	81.5%
Total noninterest expense	$24,652	$23,285	$1,367	5.9%

The increase in noninterest expense of $1.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to a $1.1 million increase in salaries and employee benefits, a $824,000 decrease in professional and director fees and a $1.2 million increase in other expenses. The increase in salaries and employee benefits of $1.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily due to a $874,000 increase in salaries due to merit increases and a $165,000 increase in bonus accruals. Professional and director fees decreased $824,000 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease in professional fees related to BSA/AML compliance matters of $531,000 and a $213,000 decrease in legal fees. Other expenses increased $1.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to $784,000 of costs related to the pending merger with Allegiance.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Income tax expense	$ 2,277	$ 2,485
Effective tax rate	17.69%	19.87%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest income, bank-owned life insurance and merger-related costs.

Financial Condition

Total assets were $4.4 billion as of March 31, 2022, compared to $4.5 billion as of December 31, 2021. The decrease of $40.0 million, or 0.9%, was primarily due to a $179.2 million decrease in cash and cash equivalents, partially offset by a $122.9 million increase in securities. Total liabilities were $3.9 billion as of both March 31, 2022 and December 31, 2021. See further analysis in the related discussions that follow.

(Dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$2,879,880	$2,867,524	$12,356	0.4%
Allowance for credit losses	(31,442)	(31,345)	97	0.3%
Loans, net	2,848,438	2,836,179	12,259	0.4%
Cash and cash equivalents	770,991	950,146	(179,155)	(18.9%)
Securities	547,979	425,046	122,933	28.9%
Premises and equipment	56,665	58,417	(1,752)	(3.0%)
Goodwill	80,950	80,950	—	—
Other intangible assets	3,540	3,658	(118)	(3.2%)
Loans held for sale	748	164	584	356.1%
Operating lease right-to-use asset	10,850	11,191	(341)	(3.0%)
Other assets	125,816	120,250	5,566	4.6%
Total assets	$4,445,977	$4,486,001	$(40,024)	(0.9%)
Liabilities:
Noninterest-bearing deposits	$1,801,323	$1,784,981	$16,342	0.9%
Interest-bearing deposits	2,019,902	2,046,303	(26,401)	(1.3%)
Total deposits	3,821,225	3,831,284	(10,059)	(0.3%)
Federal Home Loan Bank advances	50,000	50,000	—	—
Operating lease liabilities	13,752	14,142	(390)	(2.8%)
Other liabilities	21,277	28,450	(7,173)	(25.2%)
Total liabilities	3,906,254	3,923,876	(17,622)	(0.4%)
Shareholders' equity	539,723	562,125	(22,402)	(4.0%)
Total liabilities and shareholders' equity	$4,445,977	$4,486,001	$(40,024)	(0.9%)

Loan Portfolio

The components of the loan portfolio as of the dates indicated was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Commercial and industrial:
Oil and gas	$117,902	$135,081	$(17,179)	(12.7%)
Industrial construction	71,264	67,618	3,646	5.4%
Equipment rental	65,092	60,206	4,886	8.1%
Professional/medical	59,886	57,365	2,521	4.4%
Manufacturing	31,949	31,120	829	2.7%
PPP loans	17,970	54,262	(36,292)	(66.9%)
Other	236,927	228,732	8,195	3.6%
Total commercial and industrial	600,990	634,384	(33,394)	(5.3%)
Commercial real estate:
Non-owner occupied	620,515	581,229	39,286	6.8%
Owner occupied	457,334	443,853	13,481	3.0%
Oil and gas	64,797	66,887	(2,090)	(3.1%)
Total commercial real estate	1,142,646	1,091,969	50,677	4.6%
Construction and development:
Land and development	175,604	177,506	(1,902)	(1.1%)
Commercial	119,979	107,663	12,316	11.4%
Multi-family community development	114,156	119,363	(5,207)	(4.4%)
1-4 family - commercial	42,313	39,345	2,968	7.5%
1-4 family - primary	18,715	14,285	4,430	31.0%
Oil and gas	2,559	2,557	2	0.1%
Total construction and development	473,326	460,719	12,607	2.7%
Multi-family residential:
Multi-family community development	229,119	238,913	(9,794)	(4.1%)
Other	49,980	47,483	2,497	5.3%
Total multi-family residential	279,099	286,396	(7,297)	(2.5%)
Total commercial loans	2,496,061	2,473,468	22,593	0.9%
1-4 family residential	263,213	277,273	(14,060)	(5.1%)
Consumer	28,230	28,090	140	0.5%
Other loans	94,879	89,309	5,570	6.2%
Agriculture	6,287	7,941	(1,654)	(20.8%)
Other oil and gas loans	308	346	(38)	(11.0%)
Total gross loans	2,888,978	2,876,427	12,551	0.4%
Less deferred fees and unearned discount	(8,350)	(8,739)	389	(4.5%)
Less loans held for sale	(748)	(164)	(584)	356.1%
Loans excluding loans held for sale	2,879,880	2,867,524	12,356	0.4%
Less allowance for credit losses for loans	(31,442)	(31,345)	(97)	0.3%
Loans, net	$2,848,438	$2,836,179	$12,259	0.4%

As of March 31, 2022, loans excluding loans held for sale were $2.9 billion, an increase of $12.4 million, or 0.4%, compared to December 31, 2021, primarily due to originations and line of credit drawdowns outpacing paydowns.

As of March 31, 2022, the Company had 122 PPP loans totaling $18.0 million and as of December 31, 2021, the Company had 330 PPP loans totaling $54.3 million. The Company recognized a net yield of 12.48% during the three months ended March 31, 2022 on PPP loans, including $989,000 of origination fee income. During the three months ended March 31, 2022, payments for PPP loans totaled $36.3 million.

As of March 31, 2022 and December 31, 2021, the Company’s loan portfolio included $185.6 million and $204.9 million, respectively, of loans directly or indirectly related to the oil and gas industry. Oil and gas loans are loans with revenue related to well-head, oil in the ground or extracting oil or gas, including any activity, product or service related to the oil and gas industry, such as exploration and production, drilling, equipment, services, midstream companies, service companies and commercial real estate companies with significant reliance on oil and gas companies.

As of March 31, 2022 and December 31, 2021, the Company’s loan portfolio included $343.3 million and $358.3 million, respectively, of community development loans, which fund Texas based projects to promote affordable housing.

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
March 31, 2022
Commercial and industrial:
Fixed rate	$70,279	$171,349	$2,218	$—	$243,846
Variable rate	187,451	122,643	46,560	490	357,144
	257,730	293,992	48,778	490	600,990
Real estate:
Commercial real estate:
Fixed rate	47,625	509,854	30,414	—	587,893
Variable rate	52,406	270,075	210,038	22,234	554,753
	100,031	779,929	240,452	22,234	1,142,646
Construction and development:
Fixed rate	39,431	100,243	15,782	12,163	167,619
Variable rate	70,961	216,226	4,965	13,555	305,707
	110,392	316,469	20,747	25,718	473,326
1-4 family residential:
Fixed rate	4,863	38,601	20,750	94,056	158,270
Variable rate	480	2,909	13,111	88,443	104,943
	5,343	41,510	33,861	182,499	263,213
Multi-family residential:
Fixed rate	1,393	10,615	225,768	—	237,776
Variable rate	3,350	36,738	1,235	—	41,323
	4,743	47,353	227,003	—	279,099
Consumer:
Fixed rate	6,922	8,066	—	—	14,988
Variable rate	12,044	1,198	—	—	13,242
	18,966	9,264	—	—	28,230
Agriculture:
Fixed rate	3,306	888	—	—	4,194
Variable rate	2,060	33	—	—	2,093
	5,366	921	—	—	6,287
Other:
Fixed rate	1,158	782	350	—	2,290
Variable rate	18,186	70,128	4,583	—	92,897
	19,344	70,910	4,933	—	95,187
Total:
Fixed rate loans	174,977	840,398	295,282	106,219	1,416,876
Variable rate loans	346,938	719,950	280,492	124,722	1,472,102
Total gross loans	$521,915	$1,560,348	$575,774	$230,941	$2,888,978

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$22,083	$22,568
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	22,083	22,568
Foreclosed assets	—	—
Total nonperforming assets	$22,083	$22,568
Total assets	$4,445,977	$4,486,001
Loans excluding loans held for sale	2,879,880	2,867,524
Allowance for credit losses for loans	31,442	31,345
Allowance for credit losses for loans to nonaccrual loans	142.38%	138.89%
Nonperforming loans to loans excluding loans held for sale	0.77%	0.79%
Nonperforming assets to total assets	0.50%	0.50%

Nonperforming assets were $22.1 million, or 0.50% of total assets, as of March 31, 2022 and $22.6 million, or 0.50% of total assets, as of December 31, 2021. The nonperforming assets decreased $485,000 during the first three months of 2022 primarily due to payments received from borrowers.

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the three months ended March 31, 2022 and 2021, which remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
March 31, 2022
Commercial and industrial	7	$3,870	$1,093	$—	$—	$2,777
Real estate:
Commercial real estate	1	234	—	—	—	245
Total	8	$4,104	$1,093	$—	$—	$3,022
March 31, 2021
Real estate:
Commercial real estate	1	$1,206	$1,206	$—	$—	$—
1-4 family residential	1	1,548	1,548	—	—	—
Total	2	$2,754	$2,754	$—	$—	$—

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks risk gradings as described below that are used as credit quality indicators.

The internal ratings of loans as of the periods indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
March 31, 2022
Commercial and industrial	$579,987	$2,934	$18,069	$600,990
Real estate:
Commercial real estate	1,097,321	879	44,446	1,142,646
Construction and development	460,165	468	12,693	473,326
1-4 family residential	258,246	—	4,967	263,213
Multi-family residential	279,099	—	—	279,099
Consumer	28,011	—	219	28,230
Agriculture	6,221	—	66	6,287
Other	95,187	—	—	95,187
Total gross loans	$2,804,237	$4,281	$80,460	$2,888,978

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

During the first quarter of 2022, loans with an internal rating of pass increased $20.9 million, loans with an internal rating of special mention decreased $8.5 million due to a payoff received on one loan and loans with an internal rating of substandard increased $225,000 during the same period.

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

The ACL by loan category as of the dates indicated was as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$10,895	34.7%	$11,214	35.7%
Real estate:
Commercial real estate	11,297	35.9%	11,015	35.1%
Construction and development	3,429	10.9%	3,310	10.6%
1-4 family residential	2,025	6.4%	2,105	6.7%
Multi-family residential	1,770	5.6%	1,781	5.7%
Consumer	403	1.3%	406	1.3%
Agriculture	70	0.3%	88	0.3%
Other	1,553	4.9%	1,426	4.6%
Total allowance for credit losses for loans	$31,442	100.0%	$31,345	100.0%
Loans excluding loans held for sale	2,879,880		2,867,524
ACL for loans to loans excluding loans held for sale	1.09%		1.09%

The ACL for loans was $31.4 million, or 1.09% of loans excluding loans held for sale, at March 31, 2022, compared to $31.3 million, or 1.09% of loans excluding loans held for sale, at December 31, 2021. The increase in the ACL from December 31, 2021 to March 31, 2022 was primarily due to an increase in collectively evaluated loans resulting from growth in the loan portfolio and adjustments to certain qualitative factors, which was partially offset by a decrease in the ACL related to individually evaluated loans resulting from a reduction in the associated principal balances.

Activity in the ACL for loans for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$31,345	$40,637
Provision (recapture):
Commercial and industrial	(383)	872
Real estate:
Commercial real estate	282	482
Construction and development	119	(644)
1-4 family residential	(81)	(120)
Multi-family residential	(11)	201
Consumer	(5)	(10)
Agriculture	(28)	(72)
Other	127	(423)
Total provision (recapture)	20	286
Net (charge-offs) recoveries:
Commercial and industrial	64	(95)
Real estate:
1-4 family residential	1	—
Consumer	2	4
Agriculture	10	42
Other	—	—
Total net (charge-offs) recoveries	77	(49)
Ending balance	$31,442	$40,874
Total average loans	2,886,765	2,901,291
Net charge-offs (recoveries) to total average loans	(0.01%)	0.01%

Annualized net charge-off (recoveries) to average loans by loan category for the periods indicated below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	(0.04%)	0.05%
Consumer	(0.03%)	(0.05%)
Agriculture	(0.57%)	(2.18%)

The ACL for unfunded commitments increased to $3.7 million at March 31, 2022 from $3.3 million at December 31, 2021, primarily due to an increase in commitments to extend credit.

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2022
Debt securities available for sale:
State and municipal securities	$171,658	$488	$(16,372)	$155,774
U.S. Treasury securities	110,597	—	(1,553)	109,044
U.S. agency securities:
Callable debentures	3,000	—	(193)	2,807
Collateralized mortgage obligations	94,876	2	(4,954)	89,924
Mortgage-backed securities	201,184	258	(12,133)	189,309
Equity securities	1,193	—	(72)	1,121
Total	$582,508	$748	$(35,277)	$547,979
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

As of March 31, 2022, the fair value of the Company’s securities totaled $548.0 million, compared to $425.0 million as of December 31, 2021, an increase of $122.9 million. Amortized cost increased $161.3 million during 2022, primarily as a result of purchases totaling $324.3 million outpacing maturities, calls and paydowns totaling $162.7 million. Net unrealized losses on the securities portfolio were $34.5 million at March 31, 2022, compared to a net unrealized gains of $3.9 million at December 31, 2021. This decrease of $38.4 million was due to a reduction in fair value as a result of interest rate increases and anticipated increases.

The Company’s mortgage-backed securities at March 31, 2022 and December 31, 2021 were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 6.8 years with an estimated modified duration of 5.8 years as of March 31, 2022. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
March 31, 2022
Debt securities:
State and municipal securities	—	2.20%	2.58%	2.15%	2.19%
U.S. Treasury securities	1.20%	1.40%	1.25%	—	1.13%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	2.20%	1.94%	1.95%
Mortgage-backed securities	—	3.51%	2.67%	1.90%	1.96%
Equity securities:	1.05%	—	—	—	1.05%
Total securities	1.18%	1.42%	2.31%	2.00%	1.86%

At March 31, 2022 and December 31, 2021, securities with a carrying amount of approximately $26.8 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of March 31, 2022 were $3.8 billion, a decrease of $10.1 million, or 0.3%, compared to December 31, 2021. Noninterest-bearing deposits as of March 31, 2022 were $1.8 billion, an increase of $16.3 million, or 0.9%, compared to December 31, 2021. Total interest-bearing account balances as of March 31, 2022 were $2.0 billion, a decrease of $26.4 million, or 1.3%, from December 31, 2021, primarily due to decreases in interest-bearing demand deposits and certificates and other time deposits, partially offset by increases in savings and money market accounts.

The components of deposits as of the dates indicated below were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Increase (Decrease)
Interest-bearing demand accounts	$444,571	$468,361	$(23,790)	(5.1%)
Money market accounts	1,218,082	1,209,659	8,423	0.7%
Savings accounts	130,218	127,031	3,187	2.5%
Certificates and other time deposits, $100,000 or greater	127,798	134,775	(6,977)	(5.2%)
Certificates and other time deposits, less than $100,000	99,233	106,477	(7,244)	(6.8%)
Total interest-bearing deposits	2,019,902	2,046,303	(26,401)	(1.3%)
Noninterest-bearing deposits	1,801,323	1,784,981	16,342	0.9%
Total deposits	$3,821,225	$3,831,284	$(10,059)	(0.3%)

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	March 31, 2022
Three months or less	$8,822
Over three months through six months	5,227
Over six months through 12 months	15,891
Over 12 months	35,854
Total	$65,794

Securities pledged which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Cash and Equivalents

Cash and equivalents decreased $179.2 million during the three months ended March 31, 2022, primarily due to purchases of securities.

Other Assets

Other assets increased $5.6 million from December 31, 2021 to March 31, 2022, primarily due to a $6.8 million increase in net deferred tax assets resulting from an increase in the deferred tax asset related to unrealized losses on the Company’s available for sale securities and a $926,000 increase in the fair value of the Company’s interest rate swap contracts, partially offset by a $626,000 decrease in equity investments and a $428,000 decrease in interest receivables.

Other Liabilities

Other liabilities decreased $7.2 million from December 31, 2021 to March 31, 2022, primarily due to a $6.8 million decrease in bonus accrual resulting from bonus payouts, partially offset by an increase in the fair value of the Company’s interest rate swap contracts of $926,000. See “Part I—Item 1.—Financial Statements—Note 14” for further discussion of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

As of March 31, 2022, the Company had $771.0 million in cash and cash equivalents and $548.0 million of securities, which are considered to be liquid assets, compared to $950.1 million in cash and cash equivalents and $425.0 million of securities as of December 31, 2021. This decrease in liquid assets of $56.2 million during the first three months of 2022 was primarily due to a $10.1 million decrease in deposits and an increase of $12.4 million in loans excluding loans held for sale.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average rates paid for the three months ended March 31, 2022 were computed on an annualized basis. Average balances and average rates paid on deposits for the periods indicated were as follows:

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$455,558	0.05%	$391,388	0.05%
Money market accounts	1,202,139	0.28%	1,094,042	0.27%
Savings accounts	128,496	0.03%	115,972	0.03%
Certificates and other time deposits, $100,000 or greater	132,059	0.21%	142,605	0.37%
Certificates and other time deposits, less than $100,000	101,357	0.86%	126,141	1.07%
Total interest-bearing deposits	2,019,609	0.23%	1,870,148	0.27%
Noninterest-bearing deposits	1,762,729	—	1,603,006	—
Total deposits	$3,782,338	0.12%	$3,473,154	0.14%

The ratio of average noninterest-bearing deposits to average total deposits was 46.6% for the three months ended March 31, 2022 and 46.2% for the year ended December 31, 2021.

In addition to the liquid assets discussed above, the Company had $1.1 billion and $1.0 billion of available funds under various borrowing arrangements at March 31, 2022 and December 31, 2021, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At March 31, 2022, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding(1)	Availability
Federal Home Loan Bank Facility	$1,098,853	$(76,000)	$1,022,853
Loan Agreement	30,000	—	30,000
Federal Funds	65,000	—	65,000
Total	$1,193,853	$(76,000)	$1,117,853
(1)	Outstanding amount for the Federal Home Loan Bank Facility includes $50.0 million of advances and $26.0 million of letters of credit pledged to secure public funds’ deposit balances.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	March 31, 2022	December 31, 2021
Sources of funds:
Deposits:
Interest-bearing	45.5%	45.2%
Noninterest-bearing	39.7%	38.8%
Federal Home Loan Bank advances	1.1%	1.2%
Other liabilities	1.1%	1.3%
Shareholders’ equity	12.6%	13.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	65.0%	67.4%
Securities	11.2%	7.8%
Interest-bearing deposits at other financial institutions	17.3%	17.7%
Equity securities	0.3%	0.4%
Other noninterest-earning assets	6.2%	6.7%
Total uses	100.0%	100.0%
Average loans to average deposits	76.3%	80.2%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
March 31, 2022
Federal Home Loan Bank advances(1)	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	1,835	3,775	10,714	16,324
Certificates of deposit	158,787	57,876	10,368	227,031
Total	$170,622	$101,651	$21,082	$293,355
December 31, 2021
Federal Home Loan Bank advances	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	1,812	3,823	11,164	16,799
Certificates of deposit	162,153	68,956	10,143	241,252
Total	$173,965	$112,779	$21,307	$308,051
(1)	The Company’s Federal Home Loan Bank advances were paid in full in April 2022.

As of March 31, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
March 31, 2022
Commitments to extend credit	$451,687	$376,600	$78,805	$907,092
Standby letters of credit	16,056	916	—	16,972
Total	$467,743	$377,516	$78,805	$924,064
December 31, 2021
Commitments to extend credit	$400,006	$293,606	$81,348	$774,960
Standby letters of credit	16,532	1,415	162	18,109
Total	$416,538	$295,021	$81,510	$793,069

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At March 31, 2022 and December 31, 2021, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

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

On a quarterly basis, two simulation models are run, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. The results from these models are impacted by the behavior of interest-rate sensitive assets and liabilities as well as the mixture of those assets and liabilities. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. The Company’s internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100-basis point shift, 20.0% for a 200-basis point shift and 30.0% for a 300-basis point shift.

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	March 31, 2022		December 31, 2021
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	22.7%	(15.8)%	25.4%	6.7%
+ 200	15.9%	(6.5)%	16.9%	13.0%
+ 100	8.3%	(1.5)%	7.9%	8.8%
Base	—%	—%	—%	—%
−100	(7.0)%	(13.5)%	(2.5)%	(37.2)%

The model simulation as of March 31, 2022 indicates that the Company’s projected balance sheet was slightly less asset sensitive in comparison to December 31, 2021 to up-rate shocks and  slightly more sensitive to down-rate shocks, but nothing that shows significant risk. Fair Value of Equity shocks resulted in lower values due to increases in the interest rate forecast from expectations of rising rates from Fed and Wall Street forecasts.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 8.0% of the Company’s loans at March 31, 2022. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR may span several reporting periods through June 2023

The Company’s loans that remain indexed to LIBOR are primarily participations and syndications where the Company is not the lead agent bank and the transition away from LIBOR is dependent on the lead agent bank. The Company is in active discussions with the lead agent banks regarding these loans indexed to LIBOR. These lead agent banks have LIBOR transition programs in place to assist in the transition from LIBOR. The Company’s interest-rate swaps are paired swaps and the interest-rate swaps are established by dealers that have many such agreements and have established or will establish fallback language to transition away from LIBOR.

If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company. One of the major identified risks is inadequate fallback language in various existing instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks to its business.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Tangible Equity
Total shareholders’ equity	$539,723	$562,125
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,540)	(3,658)
Tangible equity	$455,233	$477,517
Tangible Assets
Total assets	$4,445,977	$4,486,001
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,540)	(3,658)
Tangible assets	$4,361,487	$4,401,393
Common shares outstanding	24,502	24,488
Book value per share	$22.03	$22.96
Tangible book value per share	$18.58	$19.50
Total shareholders’ equity to total assets	12.14%	12.53%
Tangible equity to tangible assets	10.44%	10.85%

Critical Accounting Policies

The Company’s accounting policies are described in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s accounting policies that it considers critical because they involve a higher degree of judgment and complexity are described in “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended March 31, 2022 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Shares Purchased	Number of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(3)
January 1, 2022 - January 31, 2022	—	—	—	1,359,157
February 1, 2022 - February 28, 2022	3,818	$ 29.44	—	1,330,672
March 1, 2022 - March 31, 2022	74	$ 30.99	—	1,290,323
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	No shares were purchased under the 2021 Repurchase Program during the first quarter of 2022.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown.

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

10.1†

Executive Employment Agreement dated March 17, 2022, by and among CBTX. Inc., CommunityBank of Texas, N.A. and Robert R. Franklin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 18, 2022, File No. 001-38280)

10.2†

Change in Control Severance Agreement, dated March 17, 2022, by and between CBTX, Inc. and Robert T. Pigott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on March 18,2022, File No. 001-38280)

10.3

First Amendment to the Second Amended and Restated Loan Agreement, dated December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 19, 2021, File 001-38280)

10.4

Revolving Promissory Note (Floating Rate), dated December 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on December 19, 2021, File No. 001-38280)

10.5

Form of Voting Agreement entered into in connection with Agreement and Plan of Merger, dated November 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 12, 2021, File No. 38280)

10.6

Form of Director Support Agreement entered into in connection with Agreement and Plan of Merger, dated November 5, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on November 12, 2021, File No. 38280)

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

101*

The following materials from CBTX’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Quarterly Report on Form 10-Q

**   Furnished with this Quarterly Report on Form 10-Q

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: April 28, 2022	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2022	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)