Form 10-Q
period 2022-06-30
CBTX, Inc.
filed 2022-07-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 25, 2022, there were 24,520,932 shares of the registrant’s common stock, par value $0.01 per share outstanding, including 95,671 shares of unvested restricted stock deemed to have beneficial ownership.

CBTX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$41,951	$27,689
Interest-bearing deposits at other financial institutions	442,015	922,457
Total cash and cash equivalents	483,966	950,146
Securities	550,083	425,046
Equity investments	18,073	17,727
Loans held for sale	—	164
Loans, net of allowance for credit losses of $32,087 and $31,345 at June 30, 2022 and December 31, 2021, respectively	3,000,827	2,836,179
Premises and equipment, net of accumulated depreciation of $39,656 and $39,196 at June 30, 2022 and December 31, 2021, respectively	56,010	58,417
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $17,698 and $17,345 at June 30, 2022 and December 31, 2021, respectively	3,353	3,658
Bank-owned life insurance	73,898	73,156
Operating lease right-to-use assets	11,324	11,191
Deferred tax assets, net	22,699	9,973
Other assets	21,120	19,394
Total assets	$4,322,303	$4,486,001

Liabilities:
Noninterest-bearing deposits	$1,810,275	$1,784,981
Interest-bearing deposits	1,946,359	2,046,303
Total deposits	3,756,634	3,831,284
Federal Home Loan Bank advances	—	50,000
Operating lease liabilities	14,169	14,142
Other liabilities	24,821	28,450
Total liabilities	3,795,624	3,923,876
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 25,252,256 and 25,323,558 shares issued at June 30, 2022 and December 31, 2021, respectively; 24,425,261 and 24,487,730 shares outstanding at June 30, 2022 and December 31, 2021, respectively	253	253
Additional paid-in capital	334,104	335,846
Retained earnings	253,180	237,165
Treasury stock, at cost, 826,995 and 835,828 shares held at June 30, 2022 and December 31, 2021, respectively	(14,046)	(14,196)
Accumulated other comprehensive income (loss), net of tax of $(12,444) and $813 at June 30, 2022 and December 31, 2021, respectively	(46,812)	3,057
Total shareholders’ equity	526,679	562,125
Total liabilities and shareholders’ equity	$4,322,303	$4,486,001

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$31,768	$30,793	$62,989	$63,958
Securities	2,937	1,332	5,229	2,505
Interest-bearing deposits at other financial institutions	1,238	223	1,586	400
Equity investments	158	158	312	304
Total interest income	36,101	32,506	70,116	67,167
Interest expense:
Deposits	1,178	1,267	2,342	2,617
Federal Home Loan Bank advances	51	221	272	442
Total interest expense	1,229	1,488	2,614	3,059
Net interest income	34,872	31,018	67,502	64,108
Provision (recapture) for credit losses:
Provision (recapture) for credit losses for loans	479	(4,190)	499	(3,904)
Provision (recapture) for credit losses for unfunded commitments	(353)	(893)	62	(767)
Total provision (recapture) for credit losses	126	(5,083)	561	(4,671)
Net interest income after provision (recapture) for credit losses	34,746	36,101	66,941	68,779
Noninterest income:
Deposit account service charges	1,386	1,167	2,756	2,360
Card interchange fees	1,135	1,095	2,172	2,071
Earnings on bank-owned life insurance	371	390	742	780
Net gain on sales of assets	58	366	588	558
Other	596	473	2,617	833
Total noninterest income	3,546	3,491	8,875	6,602
Noninterest expense:
Salaries and employee benefits	14,698	14,734	29,952	28,922
Occupancy expense	2,396	2,597	4,767	5,118
Professional and director fees	1,142	2,441	2,021	4,144
Data processing and software	1,458	1,661	3,221	3,237
Regulatory fees	803	501	1,417	1,057
Advertising, marketing and business development	366	510	615	795
Telephone and communications	349	550	803	1,013
Security and protection expense	170	537	494	927
Amortization of intangibles	172	186	353	377
Other expenses	2,204	1,480	4,767	2,892
Total noninterest expense	23,758	25,197	48,410	48,482
Net income before income tax expense	14,534	14,395	27,406	26,899
Income tax expense	2,827	2,692	5,104	5,177
Net income	$11,707	$11,703	$22,302	$21,722
Earnings per common share
Basic	$0.48	$0.48	$0.91	$0.89
Diluted	$0.48	$0.48	$0.91	$0.88

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$11,707	$11,703	$22,302	$21,722

Change in unrealized gains (losses) on securities available for sale arising during the period	(24,800)	2,292	(63,125)	(2,047)
Change in related deferred income tax	5,208	(480)	13,256	431
Other comprehensive income (loss), net of tax	(19,592)	1,812	(49,869)	(1,616)
Total comprehensive income (loss)	$(7,885)	$13,515	$(27,567)	$20,106

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Six Months Ended June 30, 2021:
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451
Net income	—	—	—	21,722	—	—	—	21,722
Dividends on common stock, $0.26 per share	—	—	—	(6,393)	—	—	—	(6,393)
Stock-based compensation expense	—	—	1,115	—	—	—	—	1,115
Vesting of restricted stock, net of shares withheld for employee tax liabilities	18,658	—	(84)	—	—	—	—	(84)
Shares repurchased	(181,089)	(2)	(4,966)	—	—	—	—	(4,968)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,616)	(1,616)
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227

Six Months Ended June 30, 2022:
Balance at December 31, 2021	25,323,558	$253	$335,846	$237,165	(835,828)	$(14,196)	$3,057	$562,125
Net income	—	—	—	22,302	—	—	—	22,302
Dividends on common stock, $0.26 per share	—	—	—	(6,287)	—	—	—	(6,287)
Stock-based compensation expense	—	—	1,022	—	—	—	—	1,022
Vesting of restricted stock, net of shares withheld for employee tax liabilities	22,113	—	(131)	—	—	—	—	(131)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(50)	—	8,833	150	—	100
Shares repurchased	(93,415)	—	(2,583)	—	—	—	—	(2,583)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49,869)	(49,869)
Balance at June 30, 2022	25,252,256	$253	$334,104	$253,180	(826,995)	$(14,046)	$(46,812)	$526,679

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Three Months Ended June 30, 2021:
Balance at March 31, 2021	25,288,454	$253	$334,839	$221,279	(845,988)	$(14,369)	$3,347	$545,349
Net income	—	—	—	11,703	—	—	—	11,703
Dividends on common stock, $0.13 per share	—	—	—	(3,197)	—	—	—	(3,197)
Stock-based compensation expense	—	—	574	—	—	—	—	574
Vesting of restricted stock, net of shares withheld for employee tax liabilities	7,931	—	(14)	—	—	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,812	1,812
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227

Three Months Ended June 30, 2022:
Balance at March 31, 2022	25,338,008	$253	$336,214	$244,672	(835,828)	$(14,196)	$(27,220)	$539,723
Net income	—	—	—	11,707	—	—	—	11,707
Dividends on common stock, $0.13 per share	—	—	—	(3,199)	—	—	—	(3,199)
Stock-based compensation expense	—	—	539	—	—	—	—	539
Vesting of restricted stock, net of shares withheld for employee tax liabilities	7,663	—	(16)	—	—	—	—	(16)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(50)	—	8,833	150	—	100
Shares repurchased	(93,415)	—	(2,583)	—	—	—	—	(2,583)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19,592)	(19,592)
Balance at June 30, 2022	25,252,256	$253	$334,104	$253,180	(826,995)	$(14,046)	$(46,812)	$526,679

See accompanying notes to condensed consolidated financial statements.

CBTX, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$22,302	$21,722
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	561	(4,671)
Depreciation expense	1,678	1,731
Amortization of intangibles	353	377
Amortization of premiums on securities	412	805
Amortization of lease right-to-use assets	676	771
Accretion of lease liabilities	173	199
Earnings on bank-owned life insurance	(742)	(780)
Stock-based compensation expense	1,022	1,115
Deferred income tax provision	691	1,376
Net gain on sales of assets	(588)	(558)
Net loss on securities	86	9
Change in operating assets and liabilities:
Loans held for sale	647	2,390
Other assets	(1,728)	7,614
Other liabilities	(4,692)	(7,622)
Total adjustments	(1,451)	2,756
Net cash provided by operating activities	20,851	24,478
Cash flows from investing activities:
Purchases of securities	(512,561)	(412,971)
Proceeds from sales, calls and maturities of securities	301,395	303,155
Principal repayments of securities	22,506	35,003
Net (increase) decrease in loans	(132,663)	193,049
Net (purchases) sales of loan participations	(35,286)	22
Proceeds from sales of Small Business Administration loans	2,802	2,000
Net return of capital from equity investments	871	1,859
Net purchases of premises and equipment	(431)	(591)
Proceeds from sales of repossessed real estate and other assets	—	112
Net cash (used in) provided by investing activities	(353,367)	121,638
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	25,294	80,359
Net increase in interest-bearing deposits	(99,944)	34,633
Repayment of Federal Home Loan advances	(50,000)	—
Dividends paid on common stock	(6,400)	(5,654)
Payments to tax authorities for stock-based compensation	(131)	(84)
Proceeds from exercise of stock options	100	—
Repurchase of common stock	(2,583)	(4,968)
Net cash (used in) provided by financing activities	(133,664)	104,286
Net increase (decrease) in cash, cash equivalents and restricted cash	(466,180)	250,402
Cash, cash equivalents and restricted cash, beginning	950,146	538,007
Cash, cash equivalents and restricted cash, ending	$483,966	$788,409

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2022 and December 31, 2021 and consolidated results of operations and consolidated shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and consolidated cash flows for the six months ended June 30, 2022 and 2021.

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

Share Repurchase Program—The Company repurchased 93,415 shares under the Company’s share repurchase program during the six months ended June 30, 2022 at an average price of $27.66. During the six months ended June 30, 2021, the Company repurchased 181,089 shares at an average price of $27.44. Shares repurchased were retired and returned to the status of authorized but unissued shares.

Accounting Standards Not Yet Adopted—Accounting Standards Update, or ASU, 2022-02, eliminates the accounting guidance for troubled debt restructurings, or TDRs, by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Under the new guidance, the creditor must determine whether a modification results in a new loan or a continuation of an existing loan. ASU 2022-02 also requires the disclosure of the current-period gross loan charge-offs as a component of vintage disclosure. This update is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. Early adoption is permitted and the amendments about TDRs and related disclosure enhancements may be adopted separately from the amendments related to vintage disclosures. The Company is in the process of evaluating the impact of this ASU.

Cash Flow Reporting—As of December 31, 2021, the Company had $1.8 million in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions that are considered restricted cash. As of June 30, 2022, the Company had no cash held as collateral related to interest rate swap transactions.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,450	$2,059
Cash paid for interest	2,591	3,198
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset increased in exchange for lease liabilities	809	—
Change in liability for dividends accrued	113	(739)

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022
Debt securities available for sale:
State and municipal securities	$175,956	$36	$(29,001)	$146,991
U.S. Treasury securities	110,820	—	(2,617)	108,203
U.S. agency securities:
Callable debentures	3,000	—	(264)	2,736
Collateralized mortgage obligations	100,569	123	(8,339)	92,353
Mortgage-backed securities	217,907	54	(19,248)	198,713
Equity securities	1,197	—	(110)	1,087
Total	$609,449	$213	$(59,579)	$550,083
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates indicated below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
June 30, 2022
Amortized cost:
Debt securities available for sale:
State and municipal securities	$—	$506	$15,854	$159,596	$175,956
U.S. Treasury securities	39,773	65,276	5,771	—	110,820
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	3,136	97,433	100,569
Mortgage-backed securities	—	721	24,644	192,542	217,907
Equity securities	1,197	—	—	—	1,197
Total	$40,970	$66,503	$52,405	$449,571	$609,449
Fair value:
Debt securities available for sale:
State and municipal securities	$—	$503	$15,268	$131,220	$146,991
U.S. Treasury securities	39,233	63,710	5,260	—	108,203
U.S. agency securities:
Callable debentures	—	—	2,736	—	2,736
Collateralized mortgage obligations	—	—	3,103	89,250	92,353
Mortgage-backed securities	—	726	24,255	173,732	198,713
Equity securities	1,087	—	—	—	1,087
Total	$40,320	$64,939	$50,622	$394,202	$550,083

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$881	$—	$12,339	$155,321	$168,541
U.S. Treasury securities	—	6,138	5,750	—	11,888
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,528	58,601	63,129
Mortgage-backed securities	—	953	4,056	168,437	173,446
Equity securities	1,189	—	—	—	1,189
Total	$2,070	$7,091	$29,673	$382,359	$421,193
Fair value:
Debt securities available for sale:
State and municipal securities	$883	$—	$12,905	$158,812	$172,600
U.S. Treasury securities	—	6,072	5,725	—	11,797
U.S. agency securities:
Callable debentures	—	—	2,973	—	2,973
Collateralized mortgage obligations	—	—	4,591	57,791	62,382
Mortgage-backed securities	—	994	4,166	168,961	174,121
Equity securities	1,173	—	—	—	1,173
Total	$2,056	$7,066	$30,360	$385,564	$425,046

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, securities with a carrying amount of $26.2 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Management did not believe that any of the securities the Company held at June 30, 2022 or December 31, 2021 were impaired due to credit quality. Accordingly, no allowance for credit losses, or ACL, was recorded in the Company’s condensed consolidated balance sheets at June 30, 2022 or during 2021. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest receivable for securities was $2.4 million and $2.0 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 417 and 115 securities at June 30, 2022 and December 31, 2021, respectively, that were in a gross unrealized loss position.

Securities with unrealized losses as of the dates indicated below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
June 30, 2022
Debt securities available for sale:
State and municipal securities	$135,904	$(27,542)	$3,877	$(1,459)
U.S. Treasury securities	108,203	(2,617)	—	—
U.S. agency securities:
Callable debentures	2,736	(264)	—	—
Collateralized mortgage obligations	71,697	(6,637)	10,398	(1,702)
Mortgage-backed securities	162,307	(15,768)	18,267	(3,480)
Equity securities	1,087	(110)	—	—
	$481,934	$(52,938)	$32,542	$(6,641)
December 31, 2021
Debt securities available for sale:
State and municipal securities	$36,962	$(387)	$257	$(5)
U.S. Treasury securities	11,797	(91)	—	—
U.S. agency securities:
Callable debentures	2,973	(27)	—	—
Collateralized mortgage obligations	40,776	(860)	241	(2)
Mortgage-backed securities	87,220	(1,130)	—	—
Equity securities	1,173	(16)	—	—
	$180,901	$(2,511)	$498	$(7)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,981	3,967
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	4,680	4,348
	$18,073	$17,727

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At June 30, 2022 and December 31, 2021, the Company had $4.9 million and $6.3 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

During the six months ended June 30, 2022, two of these investment funds sold underlying investments for more than their book value and the Company recorded a total gain of $1.2 million, which is included in net gains on sales of assets in the condensed consolidated income statement.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators, which include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of June 30, 2022.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
Commercial and industrial	$581,443	19.1%	$634,384	22.0%
Real estate:
Commercial real estate	1,181,620	38.8%	1,091,969	38.0%
Construction and development	560,903	18.4%	460,719	16.0%
1-4 family residential	264,428	8.7%	277,273	9.6%
Multi-family residential	300,582	9.9%	286,396	10.0%
Consumer	26,810	0.9%	28,090	1.0%
Agriculture	8,036	0.3%	7,941	0.3%
Other	118,153	3.9%	89,655	3.1%
Total gross loans	3,041,975	100.0%	2,876,427	100.0%
Less allowance for credit losses for loans	(32,087)		(31,345)
Less deferred loan fees and unearned discounts	(9,061)		(8,739)
Less loans held for sale	—		(164)
Loans, net	$3,000,827		$2,836,179

Accrued interest receivable for loans was $9.0 million and $9.6 million at June 30, 2022 and December 31, 2021, respectively, and was included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the six months ending June 30, 2022 and 2021, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
June 30, 2022
Commercial and industrial	$15,844	$1,943
Commercial real estate	17,955	1,247
Other	4,677	—
	$38,476	$3,190
June 30, 2021
Construction and development	$—	$22

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the six months ended June 30, 2022 and 2021, totaled $2.8 million and $2.0 million, respectively. Net gains recognized on sales of SBA loans were $328,000 and $223,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates indicated below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
June 30, 2022
Commercial and industrial	$524	$—	$3,478	$4,002	$577,441	$581,443	$—
Real estate:
Commercial real estate	—	4,513	5,275	9,788	1,171,832	1,181,620	—
Construction and development	—	—		—	560,903	560,903	—
1-4 family residential	13	98	1,523	1,634	262,794	264,428	—
Multi-family residential	—	—	—	—	300,582	300,582	—
Consumer	—	—	—	—	26,810	26,810	—
Agriculture	—	—	—	—	8,036	8,036	—
Other	—	—	—	—	118,153	118,153	—
Total gross loans	$537	$4,611	$10,276	$15,424	$3,026,551	$3,041,975	$—
December 31, 2021
Commercial and industrial	$14	$—	$—	$14	$634,370	$634,384	$—
Real estate:
Commercial real estate	650	—	55	705	1,091,264	1,091,969	—
Construction and development	—	—	142	142	460,577	460,719	—
1-4 family residential	150	34	—	184	277,089	277,273	—
Multi-family residential	—	—	—	—	286,396	286,396	—
Consumer	50	—	—	50	28,040	28,090	—
Agriculture	—	—	—	—	7,941	7,941	—
Other	41	—	—	41	89,614	89,655	—
Total gross loans	$905	$34	$197	$1,136	$2,875,291	$2,876,427	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$8,312	$9,090
Real estate:
Commercial real estate	16,481	11,512
Construction and development	143	142
1-4 family residential	3,302	1,784
Consumer	35	40
Total nonaccrual loans	$28,273	$22,568

Interest income that would have been earned under the original terms of the nonaccrual loans was $704,000 and $366,000 for the six months ended June 30, 2022 and 2021, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the six months ended June 30, 2022 and 2021, that remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2022
Commercial and industrial	8	$3,915	$1,093	$—	$—	$2,822
Real estate:
Commercial real estate	2	2,273	—	—	2,040	245
Construction and development	3	431	—	—	431	—
Total	13	$6,619	$1,093	$—	$2,471	$3,067
June 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Total	5	$6,010	$6,010	$—	$—	$—

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

There were no troubled debt restructurings with payment defaults during the twelve months ended June 30, 2022 and troubled debt restructuring during the twelve months ended June 30, 2021 with payment defaults were as follows:

	June 30, 2021
	Number
(Dollars in thousands)	of Loans	Balance
Commercial and industrial	3	$5,892
Real estate:
Commercial real estate	1	4,722
Total	4	$10,614

At June 30, 2022 and December 31, 2021, the Company had an outstanding commitment to fund $2.4 million and $2.5 million, respectively, for loans that were previously restructured.

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings					Total Loans
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Individually Evaluated
June 30, 2022
Commercial and industrial	$5,148	$8,255	$13,403	$57	$1,078	$14,538
Real estate:
Commercial real estate	7,754	11,106	18,860	5,375	—	24,235
Construction and development	7,825	143	7,968	—	—	7,968
1-4 family residential	41	3,222	3,263	80	—	3,343
Consumer	—	35	35	—	74	109
Other	5,349	—	5,349	—	—	5,349
Total	$26,117	$22,761	$48,878	$5,512	$1,152	$55,542
December 31, 2021
Commercial and industrial	$5,661	$6,851	$12,512	$2,239	$1,828	$16,579
Real estate:
Commercial real estate	5,755	11,401	17,156	111	3,790	21,057
Construction and development	12,282	—	12,282	142	292	12,716
1-4 family residential	1,571	1,727	3,298	57	—	3,355
Consumer	—	40	40	—	85	125
Other	5,440	—	5,440	—	—	5,440
Total	$30,709	$20,019	$50,728	$2,549	$5,995	$59,272

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

The Company had no loans graded loss or doubtful at June 30, 2022 or December 31, 2021.

At June 30, 2022 and December 31, 2021, the ratio of the ACL for loans to loans excluding loans held for sale was 1.06% and 1.09%, respectively. The ACL increased from $31.3 million at December 31, 2021 to $32.1 million at June 30, 2022, primarily due to growth in the loan portfolio. Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation, rising interest rates, supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL.

The total of the Company’s qualitative and quantitative factors ranged from 0.64% to 1.99% and 0.62% to 2.08% at June 30, 2022 and December 31, 2021, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at June 30, 2022, reflects the Company’s assessment based on the information available at that time.

Loans by risk grades, loan class and vintage, at June 30, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$69,304	$153,044	$39,999	$44,432	$17,159	$9,174	$227,008	$5,346	$565,466
Substandard	45	—	—	2,819	6,457	339	1,388	4,929	15,977
Total commercial and industrial	69,349	153,044	39,999	47,251	23,616	9,513	228,396	10,275	581,443
Commercial real estate:
Pass	292,206	219,332	183,074	175,475	93,993	107,229	52,985	17,746	1,142,040
Substandard	—	49	2,898	8,256	14,292	3,505	—	10,580	39,580
Total commercial real estate	292,206	219,381	185,972	183,731	108,285	110,734	52,985	28,326	1,181,620
Construction and development:
Pass	112,617	216,604	93,293	36,256	6,154	15,237	72,219	87	552,467
Special mention	—	—	468	—	—	—	—	—	468
Substandard	—	—	292	—	—	7,676	—	—	7,968
Total construction and development	112,617	216,604	94,053	36,256	6,154	22,913	72,219	87	560,903
1-4 family residential:
Pass	36,188	107,718	20,224	13,067	23,437	52,599	5,992	275	259,500
Substandard	—	—	1,548	494	894	490	—	1,502	4,928
Total 1-4 family residential	36,188	107,718	21,772	13,561	24,331	53,089	5,992	1,777	264,428
Multi-family residential:
Pass	36,077	18,573	18,072	5,808	49,952	171,527	573	—	300,582
Total multi-family residential	36,077	18,573	18,072	5,808	49,952	171,527	573	—	300,582
Consumer:
Pass	4,885	3,878	2,844	836	482	121	12,579	975	26,600
Substandard	—	—	35	—	—	—	75	100	210
Total consumer	4,885	3,878	2,879	836	482	121	12,654	1,075	26,810
Agriculture:
Pass	2,684	1,032	366	29	37	28	3,662	138	7,976
Substandard	—	—	—	—	—	16	44	—	60
Total agriculture	2,684	1,032	366	29	37	44	3,706	138	8,036
Other:
Pass	18,830	34,386	1,382	613	1,361	1,184	57,458	2,894	118,108
Substandard	45	—	—	—	—	—	—	—	45
Total other	18,875	34,386	1,382	613	1,361	1,184	57,458	2,894	118,153
Total
Pass	572,791	754,567	359,254	276,516	192,575	357,099	432,476	27,461	2,972,739
Special mention	—	—	468	—	—	—	—	—	468
Substandard	90	49	4,773	11,569	21,643	12,026	1,507	17,111	68,768
Total gross loans	$572,881	$754,616	$364,495	$288,085	$214,218	$369,125	$433,983	$44,572	$3,041,975

Loans by risk grades, loan class and vintage, at December 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$230,432	$53,744	$60,514	$21,059	$8,117	$5,533	$228,247	$5,773	$613,419
Special mention	—	—	290	15	—	—	3,177	—	3,482
Substandard	—	1,014	1,852	7,075	4	391	1,647	5,500	17,483
Total commercial and industrial	230,432	54,758	62,656	28,149	8,121	5,924	233,071	11,273	634,384
Commercial real estate:
Pass	243,666	197,625	232,074	141,591	69,995	84,398	55,253	13,799	1,038,401
Special mention	—	—	859	7,934	—	62	—	—	8,855
Substandard	—	2,953	12,967	14,556	334	3,046	—	10,857	44,713
Total commercial real estate	243,666	200,578	245,900	164,081	70,329	87,506	55,253	24,656	1,091,969
Construction and development:
Pass	197,900	99,420	54,017	7,127	16,133	142	72,698	96	447,533
Special mention	—	470	—	—	—	—	—	—	470
Substandard	—	292	—	1,500	10,207	717	—	—	12,716
Total construction and development	197,900	100,182	54,017	8,627	26,340	859	72,698	96	460,719
1-4 family residential:
Pass	115,451	23,298	20,210	31,416	21,607	53,253	6,516	466	272,217
Substandard	—	1,548	514	902	126	464	1,502	—	5,056
Total 1-4 family residential	115,451	24,846	20,724	32,318	21,733	53,717	8,018	466	277,273
Multi-family residential:
Pass	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Total multi-family residential	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Consumer:
Pass	6,427	3,637	1,199	714	277	11	14,921	679	27,865
Substandard	—	40	—	—	—	—	85	100	225
Total consumer	6,427	3,677	1,199	714	277	11	15,006	779	28,090
Agriculture:
Pass	2,954	423	42	57	35	—	4,198	190	7,899
Substandard	—	—	—	—	—	18	24	—	42
Total agriculture	2,954	423	42	57	35	18	4,222	190	7,941
Other:
Pass	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total other	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total
Pass	841,230	400,127	375,159	262,223	125,958	312,527	445,115	21,046	2,783,385
Special mention	—	470	1,149	7,949	—	62	3,177	—	12,807
Substandard	—	5,847	15,333	24,033	10,671	4,636	3,258	16,457	80,235
Total gross loans	$841,230	$406,444	$391,641	$294,205	$136,629	$317,225	$451,550	$37,503	$2,876,427

Loans by risk grades and loan class as of the dates indicated below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2022
Commercial and industrial	$565,466	$—	$15,977	$581,443
Real estate:
Commercial real estate	1,142,040	—	39,580	1,181,620
Construction and development	552,467	468	7,968	560,903
1-4 family residential	259,500	—	4,928	264,428
Multi-family residential	300,582	—	—	300,582
Consumer	26,600	—	210	26,810
Agriculture	7,976	—	60	8,036
Other	118,108	—	45	118,153
Total gross loans	$2,972,739	$468	$68,768	$3,041,975
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

Loans individually evaluated and collectively evaluated as of the dates indicated below were as follows:

	June 30, 2022			December 31, 2021
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$14,538	$566,905	$581,443	$16,579	$617,805	$634,384
Real estate:
Commercial real estate	24,235	1,157,385	1,181,620	21,057	1,070,912	1,091,969
Construction and development	7,968	552,935	560,903	12,716	448,003	460,719
1-4 family residential	3,343	261,085	264,428	3,355	273,918	277,273
Multi-family residential	—	300,582	300,582	—	286,396	286,396
Consumer	109	26,701	26,810	125	27,965	28,090
Agriculture	—	8,036	8,036	—	7,941	7,941
Other	5,349	112,804	118,153	5,440	84,215	89,655
Total gross loans	$55,542	$2,986,433	$3,041,975	$59,272	$2,817,155	$2,876,427

The Company had collateral dependent loans totaling $1.5 million pending foreclosure at both June 30, 2022 and December 31, 2021.

Activity in the ACL for loans, segregated by loan class for the six months ended June 30, 2022 and 2021, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
June 30, 2022
Beginning balance	$11,214	$11,015	$3,310	$2,105	$1,781	$406	$88	$1,426	$31,345
Provision (recapture)	(1,778)	693	933	(31)	144	43	(10)	505	499
Charge-offs	(1)	—	—	(8)	—	(63)	—	—	(72)
Recoveries	295	—	—	5	—	5	10	—	315
Net recoveries	294	—	—	(3)	—	(58)	10	—	243
Ending balance	$9,730	$11,708	$4,243	$2,071	$1,925	$391	$88	$1,931	$32,087
Period-end amount allocated to:
Specific reserve	$2,776	$55	$—	$—	$—	$109	$—	$—	$2,940
General reserve	6,954	11,653	4,243	2,071	1,925	282	88	1,931	29,147
Total	$9,730	$11,708	$4,243	$2,071	$1,925	$391	$88	$1,931	$32,087
June 30, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	(1,083)	(538)	(1,636)	(406)	(131)	(46)	(64)	—	(3,904)
Charge-offs	(495)	—	—	—	—	(3)	—	—	(498)
Recoveries	803	—	—	—	—	103	42	—	948
Net (charge-offs) recoveries	308	—	—	—	—	100	42	—	450
Ending balance	$12,260	$13,260	$4,453	$2,172	$2,382	$494	$115	$2,047	$37,183
Period-end amount allocated to:
Specific reserve	$4,803	$252	$—	$—	$—	$90	$—	$536	$5,681
General reserve	7,457	13,008	4,453	2,172	2,382	404	115	1,511	31,502
Total	$12,260	$13,260	$4,453	$2,172	$2,382	$494	$115	$2,047	$37,183

The ACL for loans by loan class as of the dates indicated was as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,730	30.3%	$11,214	35.7%
Real estate:
Commercial real estate	11,708	36.5%	11,015	35.1%
Construction and development	4,243	13.2%	3,310	10.6%
1-4 family residential	2,071	6.5%	2,105	6.7%
Multi-family residential	1,925	6.0%	1,781	5.7%
Consumer	391	1.2%	406	1.3%
Agriculture	88	0.3%	88	0.3%
Other	1,931	6.0%	1,426	4.6%
Total allowance for credit losses for loans	$32,087	100.0%	$31,345	100.0%
Loans excluding loans held for sale	3,032,914		2,867,524
ACL for loans to loans excluding loans held for sale	1.06%		1.09%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Nonaccrual loans are included in individually evaluated loans and $23.0 million and $16.0 million of nonaccrual loans had no related ACL at June 30, 2022 and December 31, 2021, respectively.

Charge-offs and recoveries by loan class and vintage for the six months ended June 30, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$—	$—	$—	$(1)	$—	$—	$(1)
Recovery	—	—	—	—	197	40	58	—	295
Total commercial and industrial	—	—	—	—	197	39	58	—	294
1-4 family residential:
Charge-off	—	—	—	—	(2)	(6)	—	—	(8)
Recovery	—	—	—	—	—	5	—	—	5
Total 1-4 family residential	—	—	—	—	(2)	(1)	—	—	(3)
Consumer:
Charge-off	—	—	(12)	—	—	—	(1)	(50)	(63)
Recovery	1	—	—	3	—	—	—	1	5
Total consumer	1	—	(12)	3	—	—	(1)	(49)	(58)
Agriculture:
Recovery	—	—	—	—	—	10	—	—	10
Total agriculture	—	—	—	—	—	10	—	—	10
Total:
Charge-off	—	—	(12)	—	(2)	(7)	(1)	(50)	(72)
Recovery	1	—	—	3	197	55	58	1	315
Total	$1	$—	$(12)	$3	$195	$48	$57	$(49)	$243

Charge-offs and recoveries by loan class and vintage for the six months ended June 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(260)	$—	$—	$—	$(44)	$(495)
Recovery	—	—	3	29	40	703		28	803
Total commercial and industrial	—	—	(188)	(231)	40	703	—	(16)	308
Consumer:
Charge-off	—	—	(3)	—	—	—	—	—	(3)
Recovery	2	—	—	2	—	99	—	—	103
Total consumer	2	—	(3)	2	—	99	—	—	100
Agriculture:
Recovery	—	—	—	—	—	42	—	—	42
Total agriculture	—	—	—	—	—	42	—	—	42
Total:
Charge-off	—	—	(194)	(260)	—	—	—	(44)	(498)
Recovery	2	—	3	31	40	844	—	28	948
Total	$2	$—	$(191)	$(229)	$40	$844	$—	$(16)	$450

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

Activity in the ACL for unfunded commitments for the six months ended June 30, 2022 and 2021, was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$3,266	$4,177
Provision (recapture)	62	(767)
Ending balance	$3,328	$3,410

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Land	$15,484	$15,484
Buildings and leasehold improvements	62,227	64,298
Furniture and equipment	17,344	17,087
Vehicles	248	248
Construction in progress	363	496
	95,666	97,613
Less accumulated depreciation	(39,656)	(39,196)
Premises and equipment, net	$56,010	$58,417

Depreciation expense was $1.7 million for both the six months ended June 30, 2022 and 2021 and $838,000 and $868,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense is included in net occupancy expense in the Company’s condensed consolidated statements of income.

During the six months ended June 30, 2022, the Company recorded a loss of $1.2 million, which is included in net gains on sales of assets in the condensed consolidated income statement, for disposals of buildings and improvements and furniture and equipment for a land lease that was terminated early at the request of the lessor.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at June 30, 2022 and December 31, 2021 and there were no changes in goodwill during the six months ended June 30, 2022 or the year ended December 31, 2021. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at June 30, 2022 or December 31, 2021.

Other intangibles as of the dates indicated below were as follows:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
June 30, 2022
Core deposits	2.0 years	$13,750	$(13,620)	$130
Customer relationships	6.5 years	6,629	(3,756)	2,873
Servicing assets	7.4 years	672	(322)	350
Total other intangible assets, net		$21,051	$(17,698)	$3,353
December 31, 2021
Core deposits	2.4 years	$13,750	$(13,538)	$212
Customer relationships	7.0 years	6,629	(3,535)	3,094
Servicing assets	11.5 years	624	(272)	352
Total other intangible assets, net		$21,003	$(17,345)	$3,658

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$352	$190
Increase from loan sales	62	53
Decrease from serviced loans paid off or foreclosed	(14)	(1)
Amortization	(50)	(28)
Balance at end of period	$350	$214

NOTE 9: BANK-OWNED LIFE INSURANCE

Bank-owned life insurance policies and the net change in cash surrender value during the periods indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$73,156	$72,338
Net change in cash surrender value	742	780
Balance at end of period	$73,898	$73,118

NOTE 10: DEPOSITS

Deposits as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Interest-bearing demand accounts	$445,149	$468,361
Money market accounts	1,109,265	1,209,659
Savings accounts	130,713	127,031
Certificates and other time deposits, $100,000 or greater	169,616	134,775
Certificates and other time deposits, less than $100,000	91,616	106,477
Total interest-bearing deposits	1,946,359	2,046,303
Noninterest-bearing deposits	1,810,275	1,784,981
Total deposits	$3,756,634	$3,831,284

At June 30, 2022 and December 31, 2021, the Company had $36.7 million and $37.3 million in deposits from public entities and brokered deposits of $39.8 million and $52.9 million, respectively. At June 30, 2022 and December 31, 2021, overdrafts of $368,000 and $402,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $224,000 and $128,000 at June 30, 2022 and December 31, 2021, respectively, which was included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at June 30, 2022 or December 31, 2021 from any single or related groups of depositors. At June 30, 2022 and December 31, 2021, the Company had $109.4 million and $70.5 million, respectively, of certificates of deposits or other time deposits that were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At June 30, 2022, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2022 or 2021. The Company can make draws on the line of credit for a period of 12 months, which began on December 13, 2021, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2027.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at June 30, 2022.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.1 billion at June 30, 2022 and $999.3 million at December 31, 2021. Federal Home Loan Bank advances outstanding totaled $50.0 million at December 31, 2021. These borrowings were paid in full during the six months ended June 30, 2022. At both June 30, 2022 and December 31, 2021, there were $26.0 million letters of credit outstanding that were issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letters of credit, the net capacity available under the Federal Home Loan Bank facility was $1.1 billion at June 30, 2022 and $923.3 million at December 31, 2021.

The Company has historically borrowed under this agreement on a short-term basis but did not during the six months ended June 30, 2022 and 2021. The weighted-average interest rate for Federal Home Loan Bank advances for the six months ended June 30, 2022 and 2021 was 1.99% and 1.78%, respectively.

At June 30, 2022 and December 31, 2021, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $45.0 million and $65.0 million, respectively. There were no funds under these lines of credit outstanding at June 30, 2022 or December 31, 2021.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $158.1 million and $138.1 million in loans to related parties at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At June 30, 2022 and December 31, 2021, the Company had approximately $65.7 million and $55.6 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $246.6 million and $249.9 million at June 30, 2022 and December 31, 2021, respectively.

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

During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Fair value of financial assets:
Level 1 inputs:
Equity securities	$1,087	$1,173
Debt securities available for sale - U.S. Treasury securities	108,203	11,797
Level 2 inputs:
Debt securities available for sale:
State and municipal securities	146,991	172,600
U.S. agency securities:
Callable debentures	2,736	2,973
Collateralized mortgage obligations	92,353	62,382
Mortgage-backed securities	198,713	174,121
Interest rate swaps	6,113	3,543
Level 3 inputs:
Credit risk participation agreement	15	15
Total fair value of financial assets	$556,211	$428,604
Fair value of financial liabilities:
Level 2 inputs:
Interest rate swaps	$6,113	$3,543
Total fair value of financial liabilities	$6,113	$3,543

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

The Company’s financial assets measured at fair value on a non-recurring basis are certain individually evaluated loans and as of the dates indicated below were as follows:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$8,112	$2,776	$5,336	$9,624	$3,986	$5,638
Commercial real estate	770	55	715	2,629	609	2,020
Consumer	109	109	—	125	125	—
Total	$8,991	$2,940	$6,051	$12,378	$4,720	$7,658

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the six months ended June 30, 2022 or during 2021. There were no outstanding foreclosed assets at June 30, 2022 or December 31, 2021.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates indicated below were as follows:

	June 30, 2022		December 31, 2021
		Carrying		Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:
Cash and due from banks	$483,966	$483,966	$950,146	$950,146
Level 2 inputs:
Bank-owned life insurance	73,898	73,898	73,156	73,156
Accrued interest receivable	11,468	11,468	11,616	11,616
Servicing asset	350	350	352	352
Level 3 inputs:
Loans, including held for sale, net	2,903,489	3,000,827	2,864,663	2,836,343
Other investments	18,073	18,073	17,727	17,727
Total financial assets	$3,491,244	$3,588,582	$3,917,660	$3,889,340
Financial liabilities:
Level 1 inputs:
Noninterest-bearing deposits	$1,810,275	$1,810,275	$1,784,981	$1,784,981
Level 2 inputs:
Interest-bearing deposits	1,741,024	1,946,359	2,040,794	2,046,303
Federal Home Loan Bank advances	—	—	50,591	50,000
Accrued interest payable	224	224	201	201
Total financial liabilities	$3,551,523	$3,756,858	$3,876,567	$3,881,485

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2022 and December 31, 2021, management determined there was no such deterioration.

At June 30, 2022 and December 31, 2021, the Company had 13 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At June 30, 2022 and December 31, 2021, the Company had two and one credit risk participation agreements with another financial institution, respectively, that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments outstanding as of the dates indicated below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
June 30, 2022
Interest rate swaps with financial institutions	Other assets	$88,449	$5,827	3.25% - 5.58%	LIBOR 1M + 2.50% - 3.00%	4.83
Interest rate swaps with customers	Other assets	6,725	67	5.35%	SOFR CME 1M+ 2.50%	9.90
Interest rate swaps with financial institutions	Other assets	5,085	219	4.99%	U.S. Prime	5.46
Interest rate swaps with customers	Other liabilities	5,085	(219)	4.99%	U.S. Prime	5.46
Interest rate swaps with financial institutions	Other liabilities	6,725	(67)	5.35%	SOFR CME 1M+ 2.50%	9.90
Interest rate swaps with customers	Other liabilities	88,449	(5,827)	3.25% - 5.58%	LIBOR 1M + 2.50% - 3.00%	4.83
Credit risk participation agreement with financial institution	Other assets	13,298	4	3.50%	LIBOR 1M + 2.50%	7.75
Credit risk participation agreement with financial institution	Other assets	2,522	11	5.35%	SOFR CME 1M+ 2.50%	9.90
Total derivatives		$127,889	$15
December 31, 2021
Interest rate swaps with customers	Other assets	$56,440	$2,474	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with financial institutions	Other assets	66,650	875	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Interest rate swaps with customers	Other assets	5,141	194	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	5,141	(194)	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	56,440	(2,474)	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with customers	Other liabilities	66,650	(875)	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Credit risk participation agreement with financial institution	Other assets	13,563	15	3.50%	LIBOR 1M + 2.50%	8.24
Total derivatives		$270,025	$15

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

Lease costs for the periods indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Operating lease cost	$824	$970
Short-term lease cost	10	9
Sublease income	(266)	(314)
Total lease cost	$568	$665

Other information related to operating leases for the periods indicated below was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Amortization of lease right-to-use assets	$676	$771
Accretion of lease liabilities	173	199
Cash paid for amounts included in the measurement of lease liabilities	953	1,055
Weighted-average remaining lease term in years	10.2	10.7
Weighted-average discount rate	2.62%	2.64%

A maturity analysis of operating lease liabilities as of the date indicated below was as follows:

(Dollars in thousands)	June 30, 2022
1 year or less	$1,780
Over 1 year through 2 years	1,919
Over 2 years through 3 years	1,955
Over 3 years through 4 years	1,948
Over 4 years through 5 years	1,840
Thereafter	7,295
Total undiscounted lease liability	16,737
Less:
Discount on cash flows	(2,568)
Total operating lease liability	$14,169

During the six months ended June 30, 2022, the Company terminated a land lease at the request of the lessor. The Company received a payment of $1.5 million from the lessor for the early termination of the lease, which is reflected in other noninterest income in the condensed consolidated income statements.

During the six months ended June 30, 2022, the operating lease right-of-use asset and liabilities were both increased $809,000 due to a lease modification to extend the term of a lease.

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

Commitments to extend credit and standby letters of credit as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit, variable interest rate	$761,869	$714,084
Commitments to extend credit, fixed interest rate	140,943	60,876
Total commitments	$902,812	$774,960
Standby letters of credit	$9,836	$18,109

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the six months ended June 30, 2022 and 2021, the Company contributed $1.3 million and $1.2 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At June 30, 2022 and December 31, 2021, the amount payable, including interest, for this deferred plan was approximately $1.4 million and $1.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $106,000 and $153,000 at June 30, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $1.0 million and $900,000 at June 30, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability will continue to accrue over the remaining period until payments commence such that the accrued amount at the eligibility date will equal the present value of all the future benefits expected to be paid.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of June 30, 2022, there were options outstanding to acquire 16,567 shares of the Company’s common stock under the 2006 Plan, all of which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of June 30, 2022, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of June 30, 2022, 243,895 shares were available for future grant under the 2017 Plan.

Stock option activity for the periods indicated below was as follows:

	Six Months Ended June 30,
	2022		2021
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	191,560	$17.53	201,720	$17.22
Granted	—	—	—	—
Exercised	(8,833)	11.32	—	—
Forfeited/expired	(10,160)	11.32	—	—
Outstanding at end of period	172,567	$18.22	201,720	$17.22

A summary of stock options as of the date indicated below was as follows:

	June 30, 2022
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	166,568	5,999	172,567
Weighted-average exercise price per share	$18.12	$21.00	$18.22
Aggregate intrinsic value (in thousands)	$1,411	$34	$1,445
Weighted-average remaining contractual term (years)	3.5	5.1	3.6

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

Restricted stock activity for the periods indicated below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2020	129,667	$28.22	2,250	$34.40
Granted	33,285	26.32	—	—
Vested	(21,749)	30.71	—	—
Forfeited	(493)	28.80	—	—
Outstanding at June 30, 2021	140,710	27.39	2,250	34.40

Outstanding at December 31, 2021	83,563	27.85	2,250	34.40
Granted	38,457	29.42	—	—
Vested	(26,622)	29.80	—	—
Forfeited	(1,843)	33.30	—	—
Outstanding at June 30, 2022	93,555	27.84	2,250	34.40

A summary of restricted stock as of the date indicated below was as follows:

	June 30, 2022
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	93,555	2,250
Weighted-average grant date fair value per share	$27.84	$34.40
Aggregate fair value (in thousands)	$2,488	$60
Weighted-average remaining vesting period (years)	1.4	1.3

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. The shares of stock subject to options exercised, restricted stock vested, shares withheld and shares issued for the periods indicated below were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Six Months Ended June 30, 2022
Non-performance based restricted stock	26,622	(4,509)	22,113
Six Months Ended June 30, 2021
Non-performance based restricted stock	21,749	(3,091)	18,658

For the six months ended June 30, 2022 and 2021, stock compensation expense was $1.0 million and $1.1 million, respectively, and for the three months ended June 30, 2022 and 2021, stock compensation expense was $539,000 and $574,000, respectively. As of June 30, 2022, there was approximately $1.5 million of total unrecognized compensation expense related to the unvested stock options, non-performance based restricted stock and performance-based restricted stock, which is expected to be recognized in the Company’s consolidated statements of income over a weighted-average period of 1.4 years.

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

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

At June 30, 2022 and December 31, 2021, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 489,832	14.49%	$ 236,705	7.00%	N/A	N/A
Bank Only	$ 465,539	13.77%	$ 236,663	7.00%	$ 219,759	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 489,832	14.49%	$ 287,428	8.50%	N/A	N/A
Bank Only	$ 465,539	13.77%	$ 287,377	8.50%	$ 270,472	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 525,247	15.53%	$ 355,058	10.50%	N/A	N/A
Bank Only	$ 500,954	14.82%	$ 354,995	10.50%	$ 338,090	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 489,832	11.48%	$ 170,675	4.00%	N/A	N/A
Bank Only	$ 465,539	10.91%	$ 170,628	4.00%	$ 213,285	5.00%

December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 217,300	7.00%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 217,270	7.00%	$ 201,757	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 263,864	8.50%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 263,836	8.50%	$ 248,316	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 509,766	16.42%	$ 325,950	10.50%	N/A	N/A
Bank Only	$ 482,431	15.54%	$ 325,915	10.50%	$ 310,395	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 475,154	11.22%	$ 169,470	4.00%	N/A	N/A
Bank Only	$ 447,819	10.58%	$ 169,381	4.00%	$ 211,726	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$ 2,827	$ 2,692	$ 5,104	$ 5,177
Effective tax rate	19.45%	18.70%	18.62%	19.25%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income, bank-owned life insurance related earnings and merger-related costs.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods indicated below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income for common shareholders	$11,707	$11,703	$22,302	$21,722
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,493	24,447	24,495	24,477
Dilutive effect of outstanding stock options and unvested restricted stock awards	100	124	118	114
Diluted weighted-average shares outstanding	24,593	24,571	24,613	24,591
Earnings per share:
Basic	$0.48	$0.48	$0.91	$0.89
Diluted	$0.48	$0.48	$0.91	$0.88

For the six months ended June 30, 2022 and 2021, the Company excluded the impact of 394 and 1,800 shares of unvested restricted stock, respectively, from diluted weighted-average shares as they were anti-dilutive. The Company also excluded the impact of 2,250 shares of performance based restricted stock awards for the three and six months ended June 30, 2022 and 2021 as they are contingently issuable and the performance conditions for these awards have not been met.

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

Pending Merger

On November 8, 2021, Allegiance and the Company jointly announced that they entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger of equals. Under the terms of the definitive merger agreement, Allegiance shareholders will receive 1.4184 shares of the Company’s common stock for each share of Allegiance common stock they own. Based on the number of outstanding shares of Allegiance and the Company as of November 5, 2021, Allegiance shareholders will own approximately 54% and the Company’s shareholders will own approximately 46% of the combined company. Both companies have received requisite shareholder approval of the merger agreement. The companies have also received regulatory approvals from the Federal Deposit Insurance Corporation and the Texas Department of Banking. The merger remains subject to the receipt of regulatory approval from the Board of Governors of the Federal Reserve System. Subject to satisfaction of the closing conditions, the parties anticipate closing in the third quarter of 2022.

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

Uncertain Economic Outlook

Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation, rising interest rates, supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL. If the national and/or local economies and economic forecasts and loan performance indicators worsen in the future, increases in the ACL through additional provisions for credit losses may occur which would negatively impact net income. The future impact of these items is uncertain but could materially affect the Company’s future financial and operational results. See “Part I—Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K.

The table below shows the trend of the risk grades of the Company’s loan portfolio, past due loans, loans individually evaluated and nonperforming loans, or loan performance indicators as of the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2022	2021	2021	2021	2021
Risk grades:
Pass	$2,972,739	$2,804,237	$2,783,385	$2,526,395	$2,645,811
Special mention	468	4,281	12,807	4,661	14,276
Substandard	68,768	80,460	80,235	86,501	80,535
Total gross loans	$3,041,975	$2,888,978	$2,876,427	$2,617,557	$2,740,622
Past due loans:
30 to 59 days past due	$537	$13,603	$905	$2,755	$39
60 to 89 days past due	4,611	2,032	34	143	—
90 days or greater past due	10,276	140	197	104	217
Total past due loans	$15,424	$15,775	$1,136	$3,002	$256
Loans individually evaluated:
Accruing troubled debt restructurings	$26,117	$28,428	$30,709	$31,656	$31,789
Non-accrual troubled debt restructurings	22,761	21,720	20,019	17,834	18,196
Total troubled debt restructurings	48,878	50,148	50,728	49,490	49,985
Other non-accrual	5,512	363	2,549	2,751	2,777
Other accruing	1,152	3,494	5,995	5,260	836
Total loans individually evaluated	$55,542	$54,005	$59,272	$57,501	$53,598
Nonperforming assets:
Nonaccrual loans	$28,273	$22,083	$22,568	$20,585	$20,973
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	28,273	22,083	22,568	20,585	20,973
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$28,273	$22,083	$22,568	$20,585	$20,973

Results of Operations

The increase in net income during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in the provision (recapture) for credit losses. The increase in net income during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in the provision (recapture) for credit losses. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Interest income	$36,101	$32,506	$3,595	11.1%	$70,116	$67,167	$2,949	4.4%
Interest expense	1,229	1,488	(259)	(17.4%)	2,614	3,059	(445)	(14.5%)
Net interest income	34,872	31,018	3,854	12.4%	67,502	64,108	3,394	5.3%
Provision (recapture) for credit losses	126	(5,083)	5,209	(102.5%)	561	(4,671)	5,232	(112.0%)
Noninterest income	3,546	3,491	55	1.6%	8,875	6,602	2,273	34.4%
Noninterest expense	23,758	25,197	(1,439)	(5.7%)	48,410	48,482	(72)	(0.1%)
Income before income taxes	14,534	14,395	139	1.0%	27,406	26,899	507	1.9%
Income tax expense	2,827	2,692	135	5.0%	5,104	5,177	(73)	(1.4%)
Net income	$11,707	$11,703	$4	0.0%	$22,302	$21,722	$580	2.7%
Earnings per share - basic	$0.48	$0.48			$0.91	$0.89
Earnings per share - diluted	0.48	0.48			0.91	0.88
Dividends per share	0.13	0.13			0.26	0.26

Net Interest Income for the Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

Net interest income increased $3.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due higher average rates on interest-bearing deposits at other financial institutions and securities, higher average securities and loans and lower rates on interest-bearing deposits, partially offset by lower rates on loans.

The yield on interest-earning assets was 3.44% for the six months ended June 30, 2022, compared to 3.62% for the six months ended June 30, 2021. The cost of interest-bearing liabilities was 0.26% for the six months ended June 30, 2022 and 0.33% for the six months ended June 30, 2021. Yields on interest-earning assets decreased and the costs of interest-bearing liabilities remained at about the same level, which caused compression of the Company’s net interest margin on a tax equivalent basis to 3.35% for the six months ended June 30, 2022, compared to 3.49% for the six months ended June 30, 2021.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(1)	$2,892,079	$62,989	4.39%	$2,868,463	$63,958	4.50%
Securities	530,259	5,229	1.99%	281,196	2,505	1.80%
Interest-bearing deposits at other financial institutions	680,477	1,586	0.47%	573,433	400	0.14%
Equity investments	13,383	312	4.70%	15,346	304	3.99%
Total interest-earning assets	4,116,198	$70,116	3.44%	3,738,438	$67,167	3.62%
Allowance for credit losses for loans	(31,340)			(40,941)
Noninterest-earning assets	311,482			318,520
Total assets	$4,396,340			$4,016,017
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,979,578	$2,342	0.24%	$1,821,098	$2,617	0.29%
Federal Home Loan Bank advances	27,624	272	1.99%	50,000	442	1.78%
Total interest-bearing liabilities	2,007,202	$2,614	0.26%	1,871,098	$3,059	0.33%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,794,239			1,545,242
Other liabilities	46,406			48,503
Total noninterest-bearing liabilities	1,840,645			1,593,745
Shareholders’ equity	548,493			551,174
Total liabilities and shareholders’ equity	$4,396,340			$4,016,017
Net interest income		$67,502			$64,108
Net interest spread(3)			3.18%			3.29%
Net interest margin(4)			3.31%			3.46%
Net interest margin - tax equivalent(5)			3.35%			3.49%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $941,000 and $621,000 for the six months ended June 30, 2022 and 2021, respectively, were computed using a federal income tax rate of 21%.

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

	Six Months Ended June 30, 2022,
	Compared to Six Months Ended June 30, 2021
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$(1,496)	$527	$(969)
Securities	501	2,223	2,724
Interest-bearing deposits at other financial institutions	1,112	74	1,186
Equity investments	47	(39)	8
Total increase in interest income	164	2,785	2,949
Interest-bearing liabilities:
Interest-bearing deposits	(503)	228	(275)
Federal Home Loan Bank advances	28	(198)	(170)
Total increase (decrease) in interest expense	(475)	30	(445)
Increase in net interest income	$639	$2,755	$3,394

Net Interest Income for the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Net interest income increased $3.9 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to higher rates on interest-earning assets, higher average loans and securities, lower rates on deposits and lower average Federal Home Loan Bank advances.

The yield on interest-earning assets was 3.56% for the three months ended June 30, 2022, compared to 3.41% for the three months ended June 30, 2021. The cost of interest-bearing liabilities was 0.25% for the three months ended June 30, 2022 and 0.32% for the three months ended June 30, 2021. The Company’s net interest margin on a tax equivalent basis was 3.49% for the three months ended June 30, 2022, compared to 3.29% for the three months ended June 30, 2021.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,897,335	$31,768	4.40%	$2,835,995	$30,793	4.36%
Securities	562,518	2,937	2.09%	302,808	1,332	1.76%
Interest-bearing deposits at other financial institutions	593,255	1,238	0.84%	670,508	223	0.13%
Equity investments	13,386	158	4.73%	15,338	158	4.13%
Total interest-earning assets	4,066,494	$36,101	3.56%	3,824,649	$32,506	3.41%
Allowance for credit losses for loans	(31,081)			(40,806)
Noninterest-earning assets	315,133			317,115
Total assets	$4,350,546			$4,100,958
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,939,990	$1,178	0.24%	$1,839,812	$1,267	0.28%
Federal Home Loan Bank advances	5,495	51	3.72%	50,000	221	1.77%
Total interest-bearing liabilities	1,945,485	$1,229	0.25%	1,889,812	$1,488	0.32%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,825,400			1,611,565
Other liabilities	42,861			46,774
Total noninterest-bearing liabilities	1,868,261			1,658,339
Shareholders’ equity	536,800			552,807
Total liabilities and shareholders’ equity	$4,350,546			$4,100,958
Net interest income		$34,872			$31,018
Net interest spread(3)			3.31%			3.09%
Net interest margin(4)			3.44%			3.25%
Net interest margin - tax equivalent(5)			3.49%			3.29%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $478,000 and $321,000 for the three months ended June 30, 2022 and 2021, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended June 30, 2022,
	Compared to Three Months Ended June 30, 2021
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$308	$667	$975
Securities	465	1,140	1,605
Interest-bearing deposits at other financial institutions	1,040	(25)	1,015
Equity investments	20	(20)	—
Total increase in interest income	1,833	1,762	3,595
Interest-bearing liabilities:
Interest-bearing deposits	(159)	70	(89)
Federal Home Loan Bank advances	26	(196)	(170)
Total decrease in interest expense	(133)	(126)	(259)
Increase in net interest income	$1,966	$1,888	$3,854

Provision for Credit Losses

The provision for credit losses was $126,000 and $561,000 for the three and six months ended June 30, 2022, respectively, compared to a recapture of $5.1 million and $4.7 million for the three and six months ended June 30, 2021, respectively.

The provision for credit losses for the three months and six months ended June 30, 2022 was comprised of a $479,000 and $499,000 provision for credit losses for loans, respectively, due to increases in the loan portfolio and a $353,000 recapture and a $62,000 provision for credit losses, respectively, due to fluctuations in available unfunded commitments.

The recapture of credit losses for the three and six months ended June 30, 2021 were the result of certain qualitative factor adjustments made on the ACL. Due to improvements in the national economy, economic forecasts and improved loan quality during those periods, the Company adjusted its economic forecasts and certain loan quality factors.

Noninterest Income

The following table presents components of noninterest income for the three and six months ended June 30, 2022 and 2021 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Deposit account service charges	$1,386	$1,167	$219	18.8%	$2,756	$2,360	$396	16.8%
Card interchange fees	1,135	1,095	40	3.7%	2,172	2,071	101	4.9%
Earnings on bank-owned life insurance	371	390	(19)	(4.9%)	742	780	(38)	(4.9%)
Net gain on sales of assets	58	366	(308)	(84.2%)	588	558	30	5.4%
Other	596	473	123	26.0%	2,617	833	1,784	214.2%
Total noninterest income	$3,546	$3,491	$55	1.6%	$8,875	$6,602	$2,273	34.4%

The increase in noninterest income of $2.3 million during the six months ended June 30, 2022,  compared to the six months ended June 30, 2021, was primarily due to payments totaling $1.5 million recognized for early termination of a land lease included in other noninterest income and a gain of $1.2 million for sales of assets underlying a portion of the Company’s equity investments, partially offset by a loss of $1.2 million included in net gain on sale of assets for disposals of buildings and improvements and furniture and equipment for the land lease that was terminated early. See “Part I—Item 1.—Financial Statements—Note 3”.

Noninterest income was $3.5 million for both the second quarter of 2022 and 2021. Deposit account service charge income was $219,000 higher and net gains on sales of assets were $308,000 lower in the second quarter of 2022, compared to the second quarter of 2021.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Salaries and employee benefits	$14,698	$14,734	$(36)	(0.2%)	$29,952	$28,922	$1,030	3.6%
Occupancy expense	2,396	2,597	(201)	(7.7%)	4,767	5,118	(351)	(6.9%)
Professional and director fees	1,142	2,441	(1,299)	(53.2%)	2,021	4,144	(2,123)	(51.2%)
Data processing and software	1,458	1,661	(203)	(12.2%)	3,221	3,237	(16)	(0.5%)
Regulatory fees	803	501	302	60.3%	1,417	1,057	360	34.1%
Advertising, marketing and business development	366	510	(144)	(28.2%)	615	795	(180)	(22.6%)
Telephone and communications	349	550	(201)	(36.5%)	803	1,013	(210)	(20.7%)
Security and protection expense	170	537	(367)	(68.3%)	494	927	(433)	(46.7%)
Amortization of intangibles	172	186	(14)	(7.5%)	353	377	(24)	(6.4%)
Other expenses	2,204	1,480	724	48.9%	4,767	2,892	1,875	64.8%
Total noninterest expense	$23,758	$25,197	$(1,439)	(5.7%)	$48,410	$48,482	$(72)	(0.1%)

Noninterest expense decreased $1.4 million and $72,000 for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.

The decrease in noninterest expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to a $2.1 million decrease in professional and director fees, primarily related to BSA/AML compliance matters and legal fees, partially offset by higher salaries and employee benefits, primarily due to higher health insurance expense and $1.8 million of costs related to the pending merger with Allegiance.

The decrease in noninterest expense for the second quarter of 2022, compared to the second quarter of 2021, was primarily due to a $1.3 million decrease in professional and director fees, primarily related to BSA/AML compliance matters and decrease in legal fees, partially offset by $1.0 million of costs related to the pending merger with Allegiance.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$ 2,827	$ 2,692	$ 5,104	$ 5,177
Effective tax rate	19.45%	18.70%	18.62%	19.25%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest income, bank-owned life insurance and merger-related costs.

Financial Condition

Total assets were $4.3 billion as of June 30, 2022, compared to $4.5 billion as of December 31, 2021. The decrease of $163.7 million, or 3.6%, was primarily due to a $466.2 million decrease in cash and cash equivalents, partially offset by a $125.0 million increase in securities and a $165.4 million increase in loans excluding loans held for sale. Total liabilities were $3.8 billion and $3.9 billion at June 30, 2022 and December 31, 2021, respectively. See further analysis in the related discussions that follow.

(Dollars in thousands)	June 30, 2022	December 31, 2021	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$3,032,914	$2,867,524	$165,390	5.8%
Allowance for credit losses	(32,087)	(31,345)	742	2.4%
Loans, net	3,000,827	2,836,179	164,648	5.8%
Cash and cash equivalents	483,966	950,146	(466,180)	(49.1%)
Securities	550,083	425,046	125,037	29.4%
Premises and equipment	56,010	58,417	(2,407)	(4.1%)
Goodwill	80,950	80,950	—	—
Other intangible assets	3,353	3,658	(305)	(8.3%)
Loans held for sale	—	164	(164)	(100.0%)
Operating lease right-to-use asset	11,324	11,191	133	1.2%
Other assets	135,790	120,250	15,540	12.9%
Total assets	$4,322,303	$4,486,001	$(163,698)	(3.6%)
Liabilities:
Noninterest-bearing deposits	$1,810,275	$1,784,981	$25,294	1.4%
Interest-bearing deposits	1,946,359	2,046,303	(99,944)	(4.9%)
Total deposits	3,756,634	3,831,284	(74,650)	(1.9%)
Federal Home Loan Bank advances	—	50,000	(50,000)	(100.0%)
Operating lease liabilities	14,169	14,142	27	0.2%
Other liabilities	24,821	28,450	(3,629)	(12.8%)
Total liabilities	3,795,624	3,923,876	(128,252)	(3.3%)
Shareholders' equity	526,679	562,125	(35,446)	(6.3%)
Total liabilities and shareholders' equity	$4,322,303	$4,486,001	$(163,698)	(3.6%)

Loan Portfolio

The components of the loan portfolio as of the dates indicated was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Increase (Decrease)
Commercial and industrial:
Oil and gas	$114,039	$135,081	$(21,042)	(15.6%)
Industrial construction	70,523	67,618	2,905	4.3%
Equipment rental	64,641	60,206	4,435	7.4%
Professional/medical	56,990	57,365	(375)	(0.7%)
Manufacturing	32,364	31,120	1,244	4.0%
PPP loans	9,157	54,262	(45,105)	(83.1%)
Other	233,729	228,732	4,997	2.2%
Total commercial and industrial	581,443	634,384	(52,941)	(8.3%)
Commercial real estate:
Non-owner occupied	628,190	581,229	46,961	8.1%
Owner occupied	486,146	443,853	42,293	9.5%
Oil and gas	67,284	66,887	397	0.6%
Total commercial real estate	1,181,620	1,091,969	89,651	8.2%
Construction and development:
Land and development	206,175	177,506	28,669	16.2%
Commercial	153,914	107,663	46,251	43.0%
Multi-family community development	134,083	119,363	14,720	12.3%
1-4 family - commercial	42,023	39,345	2,678	6.8%
1-4 family - primary	23,254	14,285	8,969	62.8%
Oil and gas	1,454	2,557	(1,103)	(43.1%)
Total construction and development	560,903	460,719	100,184	21.7%
Multi-family residential:
Multi-family community development	249,722	238,913	10,809	4.5%
Other	50,860	47,483	3,377	7.1%
Total multi-family residential	300,582	286,396	14,186	5.0%
Total commercial loans	2,624,548	2,473,468	151,080	6.1%
1-4 family residential	264,428	277,273	(12,845)	(4.6%)
Consumer	26,810	28,090	(1,280)	(4.6%)
Other loans	117,851	89,309	28,542	32.0%
Agriculture	8,036	7,941	95	1.2%
Other oil and gas loans	302	346	(44)	(12.7%)
Total gross loans	3,041,975	2,876,427	165,548	5.8%
Less deferred fees and unearned discount	(9,061)	(8,739)	(322)	3.7%
Less loans held for sale	—	(164)	164	(100.0%)
Loans excluding loans held for sale	3,032,914	2,867,524	165,390	5.8%
Less allowance for credit losses for loans	(32,087)	(31,345)	(742)	2.4%
Loans, net	$3,000,827	$2,836,179	$164,648	5.8%

As of June 30, 2022, loans excluding loans held for sale were $3.0 billion, an increase of $165.4 million, or 5.8%, compared to December 31, 2021, primarily due to originations and line of credit drawdowns outpacing paydowns.

As of June 30, 2022, the Company had 49 loans outstanding funded under the Paycheck Protection Program, or PPP, under the CARES Act totaling $9.2 million. As of December 31, 2021, the Company had 330 PPP loans totaling $54.3 million. During the six months ended June 30, 2022, payments for PPP loans totaled $45.1 million.

As of June 30, 2022 and December 31, 2021, the Company’s loan portfolio included $183.1 million and $204.9 million, respectively, of loans directly or indirectly related to the oil and gas industry. Oil and gas loans are loans with revenue related to well-head, oil in the ground or extracting oil or gas, including any activity, product or service related to the oil and gas industry, such as exploration and production, drilling, equipment, services, midstream companies, service companies and commercial real estate companies with significant reliance on oil and gas companies.

As of June 30, 2022 and December 31, 2021, the Company’s loan portfolio included $383.8 million and $358.3 million, respectively, of community development loans, which fund Texas based projects to promote affordable housing.

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
June 30, 2022
Commercial and industrial:
Fixed rate	$71,468	$160,388	$2,825	$—	$234,681
Variable rate	185,455	121,938	38,883	486	346,762
	256,923	282,326	41,708	486	581,443
Real estate:
Commercial real estate:
Fixed rate	70,598	505,985	66,640	—	643,223
Variable rate	22,550	303,267	192,484	20,096	538,397
	93,148	809,252	259,124	20,096	1,181,620
Construction and development:
Fixed rate	35,011	100,386	16,454	12,163	164,014
Variable rate	114,965	257,867	6,723	17,334	396,889
	149,976	358,253	23,177	29,497	560,903
1-4 family residential:
Fixed rate	3,438	39,276	20,271	103,615	166,600
Variable rate	779	2,674	13,244	81,131	97,828
	4,217	41,950	33,515	184,746	264,428
Multi-family residential:
Fixed rate	1,646	12,286	215,890	31,000	260,822
Variable rate	3,323	36,158	279	—	39,760
	4,969	48,444	216,169	31,000	300,582
Consumer:
Fixed rate	6,297	8,665	—	—	14,962
Variable rate	10,311	984	553	—	11,848
	16,608	9,649	553	—	26,810
Agriculture:
Fixed rate	4,929	1,115	—	—	6,044
Variable rate	1,964	28	—	—	1,992
	6,893	1,143	—	—	8,036
Other:
Fixed rate	1,655	778	350	—	2,783
Variable rate	24,074	87,069	4,227	—	115,370
	25,729	87,847	4,577	—	118,153
Total:
Fixed rate loans	195,042	828,879	322,430	146,778	1,493,129
Variable rate loans	363,421	809,985	256,393	119,047	1,548,846
Total gross loans	$558,463	$1,638,864	$578,823	$265,825	$3,041,975

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$28,273	$22,568
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	28,273	22,568
Foreclosed assets	—	—
Total nonperforming assets	$28,273	$22,568
Total assets	$4,322,303	$4,486,001
Loans excluding loans held for sale	3,032,914	2,867,524
Allowance for credit losses for loans	32,087	31,345
Allowance for credit losses for loans to nonaccrual loans	113.49%	138.89%
Nonperforming loans to loans excluding loans held for sale	0.93%	0.79%
Nonperforming assets to total assets	0.65%	0.50%

Nonperforming assets were $28.3 million, or 0.65% of total assets, as of June 30, 2022 and $22.6 million, or 0.50% of total assets, as of December 31, 2021. Nonperforming assets increased $5.7 million during the six months ended June 30, 2022, primarily due to two loans that were downgraded to nonaccrual.

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the six months ended June 30, 2022 and 2021, which remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
June 30, 2022
Commercial and industrial	8	$3,915	$1,093	$—	$—	$2,822
Real estate:
Commercial real estate	2	2,273	—	—	2,040	245
Construction and development	3	431	—	—	431	—
Total	13	$6,619	$1,093	$—	$2,471	$3,067
June 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Total	5	$6,010	$6,010	$—	$—	$—

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks risk gradings as described below that are used as credit quality indicators.

The internal ratings of loans as of the periods indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
June 30, 2022
Commercial and industrial	$565,466	$—	$15,977	$581,443
Real estate:
Commercial real estate	1,142,040	—	39,580	1,181,620
Construction and development	552,467	468	7,968	560,903
1-4 family residential	259,500	—	4,928	264,428
Multi-family residential	300,582	—	—	300,582
Consumer	26,600	—	210	26,810
Agriculture	7,976	—	60	8,036
Other	118,108	—	45	118,153
Total gross loans	$2,972,739	$468	$68,768	$3,041,975

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

During the six months of 2022, loans with an internal rating of pass increased $189.4 million primarily due to new originations, loans with an internal rating of special mention decreased $12.3 million primarily due to a loan payoff and several loans upgraded to pass and loans with an internal rating of substandard decreased $11.5 million primarily due to payoffs and a loan upgraded to pass during the same period.

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

The ACL by loan category as of the dates indicated was as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,730	30.3%	$11,214	35.7%
Real estate:
Commercial real estate	11,708	36.5%	11,015	35.1%
Construction and development	4,243	13.2%	3,310	10.6%
1-4 family residential	2,071	6.5%	2,105	6.7%
Multi-family residential	1,925	6.0%	1,781	5.7%
Consumer	391	1.2%	406	1.3%
Agriculture	88	0.3%	88	0.3%
Other	1,931	6.0%	1,426	4.6%
Total allowance for credit losses for loans	$32,087	100.0%	$31,345	100.0%
Loans excluding loans held for sale	3,032,914		2,867,524
ACL for loans to loans excluding loans held for sale	1.06%		1.09%

The ACL for loans was $32.1 million, or 1.06% of loans excluding loans held for sale, at June 30, 2022, compared to $31.3 million, or 1.09% of loans excluding loans held for sale, at December 31, 2021. The increase in the ACL from December 31, 2021 to June 30, 2022 was primarily due to the increase in the loan portfolio.

Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation, rising interest rates, supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL.

Activity in the ACL for loans for the periods indicated was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$31,345	$40,637
Provision (recapture):
Commercial and industrial	(1,778)	(1,083)
Real estate:
Commercial real estate	693	(538)
Construction and development	933	(1,636)
1-4 family residential	(31)	(406)
Multi-family residential	144	(131)
Consumer	43	(46)
Agriculture	(10)	(64)
Other	505	—
Total provision (recapture)	499	(3,904)
Net (charge-offs) recoveries:
Commercial and industrial	294	308
Real estate:
1-4 family residential	(3)	—
Consumer	(58)	100
Agriculture	10	42
Total net (charge-offs) recoveries	243	450
Ending balance	$32,087	$37,183
Total average loans	2,892,079	2,868,463
Net charge-offs (recoveries) to total average loans	(0.02%)	(0.03%)

Annualized net charge-off (recoveries) to average loans by loan category for the periods indicated below were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Commercial and industrial	(0.20%)	(0.09%)
Consumer	0.85%	(0.62%)
Agriculture	(0.56%)	(1.00%)

The ACL for unfunded commitments was $3.3 million at both June 30, 2022 and December 31, 2021.

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022
Debt securities available for sale:
State and municipal securities	$175,956	$36	$(29,001)	$146,991
U.S. Treasury securities	110,820	—	(2,617)	108,203
U.S. agency securities:
Callable debentures	3,000	—	(264)	2,736
Collateralized mortgage obligations	100,569	123	(8,339)	92,353
Mortgage-backed securities	217,907	54	(19,248)	198,713
Equity securities	1,197	—	(110)	1,087
Total	$609,449	$213	$(59,579)	$550,083
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

As of June 30, 2022, the fair value of the Company’s securities totaled $550.1 million, compared to $425.0 million as of December 31, 2021, an increase of $125.1 million. Amortized cost increased $188.3 million during 2022, primarily as a result of purchases totaling $512.6 million outpacing maturities, calls and paydowns totaling $323.9 million. Net unrealized losses on the securities portfolio were $59.3 million at June 30, 2022, compared to a net unrealized gains of $3.9 million at December 31, 2021. This decrease of $63.2 million was due to a reduction in fair value as a result of interest rate increases and anticipated increases.

The Company’s mortgage-backed securities at June 30, 2022 and December 31, 2021 were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 7.4 years with an estimated modified duration of 6.1 years as of June 30, 2022. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
June 30, 2022
Debt securities:
State and municipal securities	—	2.20%	2.58%	2.18%	2.22%
U.S. Treasury securities	1.28%	1.43%	1.25%	—	1.37%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	2.35%	2.22%	2.22%
Mortgage-backed securities	—	3.50%	2.81%	2.00%	2.10%
Equity securities:	1.25%	—	—	—	1.25%
Total securities	1.28%	1.46%	2.46%	2.11%	2.02%

At June 30, 2022 and December 31, 2021, securities with a carrying amount of approximately $26.2 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of June 30, 2022 were $3.8 billion, a decrease of $74.7 million, or 1.9%, compared to December 31, 2021. Noninterest-bearing deposits as of June 30, 2022 were $1.8 billion, an increase of $25.3 million, or 1.4%, compared to December 31, 2021. Total interest-bearing account balances as of June 30, 2022 were $1.9 billion, a decrease of $99.9 million, or 4.9%, from December 31, 2021, primarily due to decreases in interest-bearing demand deposits and money market accounts, partially offset by increases in certificates and other time deposits and savings accounts.

The components of deposits as of the dates indicated below were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Increase (Decrease)
Interest-bearing demand accounts	$445,149	$468,361	$(23,212)	(5.0%)
Money market accounts	1,109,265	1,209,659	(100,394)	(8.3%)
Savings accounts	130,713	127,031	3,682	2.9%
Certificates and other time deposits, $100,000 or greater	169,616	134,775	34,841	25.9%
Certificates and other time deposits, less than $100,000	91,616	106,477	(14,861)	(14.0%)
Total interest-bearing deposits	1,946,359	2,046,303	(99,944)	(4.9%)
Noninterest-bearing deposits	1,810,275	1,784,981	25,294	1.4%
Total deposits	$3,756,634	$3,831,284	$(74,650)	(1.9%)

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	June 30, 2022
Three months or less	$52,767
Over three months through six months	13,896
Over six months through 12 months	18,354
Over 12 months	24,346
Total	$109,363

Securities pledged which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Cash and Equivalents

Cash and equivalents decreased $466.2 million during the six months ended June 30, 2022, primarily due to increases in loans, purchases of securities, net deposit outflows and repayment of Federal Home Loan Bank advances.

Other Assets

Other assets increased $15.5 million from December 31, 2021 to June 30, 2022, primarily due to a $12.7 million increase in net deferred tax assets resulting from an increase in the deferred tax asset related to unrealized losses on the Company’s available for sale securities and a $2.6 million increase in the fair value of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

As of June 30, 2022, the Company had $484.0 million in cash and cash equivalents and $550.1 million of securities, which are considered to be liquid assets, compared to $950.1 million in cash and cash equivalents and $425.0 million of securities as of December 31, 2021. This decrease in liquid assets of $341.1 million during the first six months of 2022 was primarily due to a $74.7 million decrease in deposits, an increase of $164.6 million in loans excluding loans held for sale and repayment of $50.0 million of Federal Home Loan Bank advances.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average rates paid for the three and six months ended June 30, 2022 were computed on an annualized basis. Average balances and average rates paid on deposits for the periods indicated were as follows:

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$445,338	0.05%	$391,388	0.05%
Money market accounts	1,161,747	0.27%	1,094,042	0.27%
Savings accounts	129,032	0.03%	115,972	0.03%
Certificates and other time deposits, $100,000 or greater	145,851	0.32%	142,605	0.37%
Certificates and other time deposits, less than $100,000	97,610	0.84%	126,141	1.07%
Total interest-bearing deposits	1,979,578	0.24%	1,870,148	0.27%
Noninterest-bearing deposits	1,794,239	—	1,603,006	—
Total deposits	$3,773,817	0.13%	$3,473,154	0.14%

The ratio of average noninterest-bearing deposits to average total deposits was 47.5% for the three and six months ended June 30, 2022 and 46.2% for the year ended December 31, 2021.

In addition to the liquid assets discussed above, the Company had $1.1 billion and $1.0 billion of available funds under various borrowing arrangements at June 30, 2022 and December 31, 2021, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At June 30, 2022, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding(1)	Availability
Federal Home Loan Bank Facility	$1,086,257	$(26,000)	$1,060,257
Loan Agreement	30,000	—	30,000
Federal Funds	45,000	—	45,000
Total	$1,161,257	$(26,000)	$1,135,257
(1)	Outstanding amount for the Federal Home Loan Bank Facility includes $26.0 million of letters of credit pledged to secure public funds’ deposit balances.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	June 30, 2022	December 31, 2021
Sources of funds:
Deposits:
Interest-bearing	45.0%	45.2%
Noninterest-bearing	40.8%	38.8%
Federal Home Loan Bank advances	0.6%	1.2%
Other liabilities	1.1%	1.3%
Shareholders’ equity	12.5%	13.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	65.8%	67.4%
Securities	12.1%	7.8%
Interest-bearing deposits at other financial institutions	15.4%	17.7%
Equity securities	0.3%	0.4%
Other noninterest-earning assets	6.4%	6.7%
Total uses	100.0%	100.0%
Average loans to average deposits	76.6%	80.2%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
June 30, 2022
Non-cancellable future operating leases	$1,780	$3,874	$11,083	$16,737
Certificates of deposit	205,293	44,814	11,125	261,232
Total	$207,073	$48,688	$22,208	$277,969
December 31, 2021
Federal Home Loan Bank advances	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	1,812	3,823	11,164	16,799
Certificates of deposit	162,153	68,956	10,143	241,252
Total	$173,965	$112,779	$21,307	$308,051

As of June 30, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
June 30, 2022
Commitments to extend credit	$463,732	$384,371	$54,709	$902,812
Standby letters of credit	8,983	853	—	9,836
Total	$472,715	$385,224	$54,709	$912,648
December 31, 2021
Commitments to extend credit	$400,006	$293,606	$81,348	$774,960
Standby letters of credit	16,532	1,415	162	18,109
Total	$416,538	$295,021	$81,510	$793,069

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At June 30, 2022 and December 31, 2021, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

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

Simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated below were as follows:

	June 30, 2022		December 31, 2021
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	13.2%	(1.6)%	25.4%	6.7%
+ 200	9.2%	1.7%	16.9%	13.0%
+ 100	5.0%	2.6%	7.9%	8.8%
Base	—%	—%	—%	—%
−100	(10.9)%	(12.7)%	(2.5)%	(37.2)%

The Company's model simulation as of June 30, 2022 indicates that its projected balance sheet was less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to the deployment of interest-bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to originate loan growth during the second quarter 2022 and deposit balance run off that resulted in an increase to the economic value of equity. This combined with the recent interest rate increases from the Fed resulted in less sensitivity to future rate increases and more sensitive to downward rate movements.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 5.1% of the Company’s loans at June 30, 2022. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR may span several reporting periods through June 2023.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Tangible Equity
Total shareholders’ equity	$526,679	$562,125
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,353)	(3,658)
Tangible equity	$442,376	$477,517
Tangible Assets
Total assets	$4,322,303	$4,486,001
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,353)	(3,658)
Tangible assets	$4,238,000	$4,401,393
Common shares outstanding	24,425	24,488
Book value per share	$21.56	$22.96
Tangible book value per share	$18.11	$19.50
Total shareholders’ equity to total assets	12.19%	12.53%
Tangible equity to tangible assets	10.44%	10.85%

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jump Start Our Business Start-ups, or JOBS Act. As an emerging growth company, the Company has taken advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies. Emerging growth company are:

●	exempt from the requirement to obtain an attestation and report from the Company’s auditors on management’s assessment of internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
●	permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or by the Securities and Exchange Commission;
●	permitted to provide less extensive disclosure about the Company’s executive compensation arrangements; and
●	not required to give shareholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

The Company will lose its emerging growth status December 31, 2022, which is the end of the fiscal year in which the fifth anniversary of its initial public offering occurs.

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

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended June 30, 2022 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Shares Purchased	Number of Shares That
	Total Number of		Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased		Paid per Share	Announced Plan(2)	Under the Plan(3)
April 1, 2022 - April 30, 2022	89	(1)	$ 28.00	—	1,402,525
May 1, 2022 -May 31, 2022	528	(1)	$ 26.83	—	1,407,460
June 1, 2022 - June 30, 2022	93,415	(2)	$ 27.66	93,415	1,407,057
Total	94,032		$ 27.65	93,415
(1)	Represents shares employees have elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2021 Repurchase Program described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown.

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

101*

The following materials from CBTX’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed with this Quarterly Report on Form 10-Q.

**   Furnished with this Quarterly Report on Form 10-Q.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: July 28, 2022	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2022	/s/ Robert T. Pigott, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)