Form 10-Q
period 2022-09-30
Stellar Bancorp, Inc.
filed 2022-10-28
CIK 1473844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____   to   ____.

Commission File Number: 001-38280

Stellar Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas	20-8339782

(State or other jurisdiction of	(I.R.S. employer

incorporation or organization)	identification no.)

9 Greenway Plaza, Suite 110

Houston, Texas 77046

(Address of principal executive offices)

(713) 210-7600

(Registrant’s telephone number, including area code)

CBTX, Inc.

9 Greenway Plaza, Suite 110

Houston, Texas 77046

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	STEL	The Nasdaq Global Select Market

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

As of October 24, 2022, there were 52,297,690 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Stellar Bancorp, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$41,219	$27,689
Interest-bearing deposits at other financial institutions	329,229	922,457
Total cash and cash equivalents	370,448	950,146
Securities	511,282	425,046
Equity investments	17,835	17,727
Loans held for sale	—	164
Loans, net of allowance for credit losses of $32,577 and $31,345 at September 30, 2022 and December 31, 2021, respectively	3,093,844	2,836,179
Premises and equipment, net of accumulated depreciation of $40,493 and $39,196 at September 30, 2022 and December 31, 2021, respectively	55,594	58,417
Goodwill	80,950	80,950
Other intangible assets, net of accumulated amortization of $17,863 and $17,345 at September 30, 2022 and December 31, 2021, respectively	3,188	3,658
Bank-owned life insurance	74,274	73,156
Operating lease right-to-use assets	10,992	11,191
Deferred tax assets, net	29,581	9,973
Other assets	23,843	19,394
Total assets	$4,271,831	$4,486,001

Liabilities:
Noninterest-bearing deposits	$1,780,473	$1,784,981
Interest-bearing deposits	1,943,301	2,046,303
Total deposits	3,723,774	3,831,284
Federal Home Loan Bank advances	—	50,000
Operating lease liabilities	13,748	14,142
Other liabilities	32,884	28,450
Total liabilities	3,770,406	3,923,876
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 24,015,272 and 25,323,558 shares issued at September 30, 2022 and December 31, 2021, respectively; 24,015,272 and 24,487,730 shares outstanding at September 30, 2022 and December 31, 2021, respectively	240	253
Additional paid-in capital	308,197	335,846
Retained earnings	262,804	237,165
Treasury stock, at cost, 835,828 shares held at December 31, 2021	—	(14,196)
Accumulated other comprehensive income (loss), net of tax of $(18,559) and $813 at September 30, 2022 and December 31, 2021, respectively	(69,816)	3,057
Total shareholders’ equity	501,425	562,125
Total liabilities and shareholders’ equity	$4,271,831	$4,486,001

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$39,058	$30,765	$102,047	$94,723
Securities	3,046	1,435	8,275	3,940
Interest-bearing deposits at other financial institutions	2,408	340	3,994	740
Equity investments	161	157	473	461
Total interest income	44,673	32,697	114,789	99,864
Interest expense:
Deposits	1,661	1,227	4,003	3,844
Federal Home Loan Bank advances	—	221	272	663
Total interest expense	1,661	1,448	4,275	4,507
Net interest income	43,012	31,249	110,514	95,357
Provision (recapture) for credit losses:
Provision (recapture) for credit losses for loans	523	(5,057)	1,022	(8,961)
Provision (recapture) for credit losses for unfunded commitments	489	162	551	(605)
Total provision (recapture) for credit losses	1,012	(4,895)	1,573	(9,566)
Net interest income after provision (recapture) for credit losses	42,000	36,144	108,941	104,923
Noninterest income:
Deposit account service charges	1,320	1,352	4,076	3,712
Card interchange fees	1,056	1,048	3,228	3,119
Earnings on bank-owned life insurance	376	2,323	1,118	3,103
Net gain on sales of assets	85	360	673	918
Other	612	479	3,229	1,312
Total noninterest income	3,449	5,562	12,324	12,164
Noninterest expense:
Salaries and employee benefits	16,453	15,000	46,405	43,922
Occupancy expense	2,595	2,660	7,362	7,778
Professional and director fees	942	1,567	2,963	5,711
Data processing and software	1,502	1,629	4,723	4,866
Regulatory fees	599	478	2,016	1,535
Advertising, marketing and business development	350	493	965	1,288
Telephone and communications	348	516	1,151	1,529
Security and protection expense	386	425	880	1,352
Amortization of intangibles	165	182	518	559
Other expenses	5,981	1,422	10,748	4,314
Total noninterest expense	29,321	24,372	77,731	72,854
Net income before income tax expense	16,128	17,334	43,534	44,233
Income tax expense	3,381	2,913	8,485	8,090
Net income	$12,747	$14,421	$35,049	$36,143
Earnings per common share
Basic	$0.52	$0.59	$1.43	$1.48
Diluted	$0.52	$0.59	$1.43	$1.47

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$12,747	$14,421	$35,049	$36,143

Change in unrealized gains (losses) on securities available for sale arising during the period	(29,119)	(3,446)	(92,244)	(5,493)
Change in related deferred income tax	6,115	723	19,371	1,154
Other comprehensive loss, net of tax	(23,004)	(2,723)	(72,873)	(4,339)
Total comprehensive income (loss)	$(10,257)	$11,698	$(37,824)	$31,804

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Nine Months Ended September 30, 2021:
Balance at December 31, 2020	25,458,816	$255	$339,334	$214,456	(845,988)	$(14,369)	$6,775	$546,451
Net income	—	—	—	36,143	—	—	—	36,143
Dividends on common stock, $0.39 per share	—	—	—	(9,587)	—	—	—	(9,587)
Stock-based compensation expense	—	—	1,813	—	—	—	—	1,813
Vesting of restricted stock, net of shares withheld for employee tax liabilities	18,997	—	(87)	—	—	—	—	(87)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(11)	—	2,032	35	—	24
Shares repurchased	(214,219)	(2)	(5,823)	—	—	—	—	(5,825)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,339)	(4,339)
Balance at September 30, 2021	25,263,594	$253	$335,226	$241,012	(843,956)	$(14,334)	$2,436	$564,593

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	25,323,558	$253	$335,846	$237,165	(835,828)	$(14,196)	$3,057	$562,125
Net income	—	—	—	35,049	—	—	—	35,049
Dividends on common stock, $0.39 per share	—	—	—	(9,410)	—	—	—	(9,410)
Stock-based compensation expense	—	—	1,537	—	—	—	—	1,537
Vesting of restricted stock, net of shares withheld for employee tax liabilities	22,463	—	(135)	—	—	—	—	(135)
Exercise of stock options, net of shares withheld for employee tax liabilities	6,407	—	23	—	8,833	150	—	173
Shares repurchased	(510,161)	(5)	(15,036)	—	—	—	—	(15,041)
Retirement of Treasury Stock	(826,995)	(8)	(14,038)	—	826,995	14,046	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(72,873)	(72,873)
Balance at September 30, 2022	24,015,272	$240	$308,197	$262,804	—	$—	$(69,816)	$501,425

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Quarterly Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Three Months Ended September 30, 2021:
Balance at June 30, 2021	25,296,385	$253	$335,399	$229,785	(845,988)	$(14,369)	$5,159	$556,227
Net income	—	—	—	14,421	—	—	—	14,421
Dividends on common stock, $0.13 per share	—	—	—	(3,194)	—	—	—	(3,194)
Stock-based compensation expense	—	—	698	—	—	—	—	698
Vesting of restricted stock, net of shares withheld for employee tax liabilities	339	—	(3)	—	—	—	—	(3)
Exercise of stock options, net of shares withheld for employee tax liabilities	—	—	(11)	—	2,032	35	—	24
Shares repurchased	(33,130)	—	(857)	—	—	—	—	(857)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,723)	(2,723)
Balance at September 30, 2021	25,263,594	$253	$335,226	$241,012	(843,956)	$(14,334)	$2,436	$564,593

Three Months Ended September 30, 2022:
Balance at June 30, 2022	25,252,256	$253	$334,104	$253,180	(826,995)	$(14,046)	$(46,812)	$526,679
Net income	—	—	—	12,747	—	—	—	12,747
Dividends on common stock, $0.13 per share	—	—	—	(3,123)	—	—	—	(3,123)
Stock-based compensation expense	—	—	515	—	—	—	—	515
Vesting of restricted stock, net of shares withheld for employee tax liabilities	350	—	(4)	—	—	—	—	(4)
Exercise of stock options, net of shares withheld for employee tax liabilities	6,407	—	73	—	—	—	—	73
Shares repurchased	(416,746)	(5)	(12,453)	—	—	—	—	(12,458)
Retirement of Treasury Stock	(826,995)	(8)	(14,038)	—	826,995	14,046	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23,004)	(23,004)
Balance at September 30, 2022	24,015,272	$240	$308,197	$262,804	—	$—	$(69,816)	$501,425

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$35,049	$36,143
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision (recapture) for credit losses	1,573	(9,566)
Depreciation expense	2,520	2,602
Amortization of intangibles	518	559
Amortization of premiums on securities	480	1,181
Amortization of lease right-to-use assets	1,008	1,141
Accretion of lease liabilities	260	294
Earnings on bank-owned life insurance	(1,118)	(3,103)
Stock-based compensation expense	1,537	1,813
Deferred income tax (benefit) provision	(76)	2,094
Net gain on sales of assets	(673)	(918)
Net loss on securities	128	12
Change in operating assets and liabilities:
Loans held for sale	539	3,191
Other assets	(4,451)	8,061
Other liabilities	2,429	11,476
Total adjustments	4,674	18,837
Net cash provided by operating activities	39,723	54,980
Cash flows from investing activities:
Purchases of securities	(662,554)	(630,233)
Proceeds from sales, calls and maturities of securities	451,400	453,260
Principal repayments of securities	32,066	48,029
Net (increase) decrease in loans	(204,893)	312,736
Net (purchases) sales of loan participations	(56,596)	(208)
Proceeds from sales of Small Business Administration loans	2,802	3,719
Net return of capital from equity investments	1,302	1,303
Redemptions of bank-owned life insurance	—	2,670
Net purchases of premises and equipment	(857)	(710)
Proceeds from sales of repossessed real estate and other assets	—	112
Net cash (used in) provided by investing activities	(437,330)	190,678
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(4,508)	151,719
Net (decrease) increase in interest-bearing deposits	(103,002)	78,122
Repayment of Federal Home Loan advances	(50,000)	—
Dividends paid on common stock	(9,578)	(8,833)
Payments to tax authorities for stock-based compensation	(135)	(87)
Proceeds from exercise of stock options	173	24
Repurchase of common stock	(15,041)	(5,825)
Net cash (used in) provided by financing activities	(182,091)	215,120
Net increase (decrease) in cash, cash equivalents and restricted cash	(579,698)	460,778
Cash, cash equivalents and restricted cash, beginning	950,146	538,007
Cash, cash equivalents and restricted cash, ending	$370,448	$998,785

See accompanying notes to condensed consolidated financial statements.

Stellar Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Stellar Bancorp, Inc., formerly known as CBTX, Inc., or the Company, operated 34 branches, 18 in the Houston market area, 15 in the Beaumont/East Texas market area and one in Dallas, through its wholly-owned subsidiary, CommunityBank of Texas, N.A., or the Bank, as of September 30, 2022.

Effective October 1, 2022, the Company completed its previously announced merger of equals, or the Merger, with Allegiance Bancshares, Inc. or Allegiance and changed its name to Stellar Bancorp, Inc. See Note: 22. Subsequent Events for further discussion regarding the Merger.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, but do not include all the information and footnotes required for complete consolidated financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2022 and December 31, 2021 and consolidated results of operations and consolidated shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and consolidated cash flows for the nine months ended September 30, 2022 and 2021.

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

Treasury Stock – During the three months ended September 30, 2022, the Company retired 826,995 treasury shares with a cost basis of $14.0 million. These shares were returned to the status of authorized but unissued shares.

Share Repurchase Program—The Company repurchased 510,161 shares under the Company’s share repurchase program during the nine months ended September 30, 2022 at an average price of $29.48. During the nine months ended September 30, 2021, the Company repurchased 214,219 shares at an average price of $27.19. Shares repurchased were retired and returned to the status of authorized but unissued shares.

Accounting Standards Not Yet Adopted—Accounting Standards Update, or ASU, 2022-02, eliminates the troubled debt receivable, or TDR, accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss, or CECL model. The FASB’s decision to eliminate the TDR accounting model is in response to feedback that the allowance under CECL already incorporates credit losses from loans modified as TDRs and, consequently, the related accounting and disclosures, which preparers often find onerous to apply, no longer provide the same level of benefit to users.

In lieu of the TDR accounting model, creditors will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met:

(i) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (ii) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.

This update will become effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, and is not expected to have a significant impact on the Company’s financial statements.

Cash Flow Reporting—As of December 31, 2021, the Company had $1.8 million in cash held as collateral on deposit with other financial institution counterparties related to interest rate swap transactions that are considered restricted cash. As of September 30, 2022, the Company had no cash held as collateral related to interest rate swap transactions.

Supplemental disclosures of cash flow information were as follows for the periods indicated below:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,750	$4,559
Cash paid for interest	4,171	4,694
Supplemental disclosures of non-cash flow information:
Operating lease right-to-use asset increased (decreased) in exchange for lease liabilities	809	(617)
Change in liability for dividends accrued	167	(755)

NOTE 2: SECURITIES

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2022
Debt securities available for sale:
State and municipal securities	$175,763	$—	$(40,665)	$135,098
U.S. Treasury securities	111,045	—	(3,786)	107,259
U.S. agency securities:
Callable debentures	3,000	—	(436)	2,564
Collateralized mortgage obligations	97,307	—	(12,909)	84,398
Mortgage-backed securities	211,497	—	(30,579)	180,918
Equity securities	1,201	—	(156)	1,045
Total	$599,813	$—	$(88,531)	$511,282
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

The amortized cost and estimated fair value of securities, by contractual maturities, as of the dates indicated below were as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
September 30, 2022
Amortized cost:
Debt securities available for sale:
State and municipal securities	$—	$506	$21,400	$153,857	$175,763
U.S. Treasury securities	69,486	38,655	2,904	—	111,045
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	2,487	94,820	97,307
Mortgage-backed securities	2	593	24,013	186,889	211,497
Equity securities	1,201	—	—	—	1,201
Total	$70,689	$39,754	$53,804	$435,566	$599,813
Fair value:
Debt securities available for sale:
State and municipal securities	$—	$484	$19,797	$114,817	$135,098
U.S. Treasury securities	68,069	36,672	2,518	—	107,259
U.S. agency securities:
Callable debentures	—	—	2,564	—	2,564
Collateralized mortgage obligations	—	—	2,408	81,990	84,398
Mortgage-backed securities	2	575	22,280	158,061	180,918
Equity securities	1,045	—	—	—	1,045
Total	$69,116	$37,731	$49,567	$354,868	$511,282

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
December 31, 2021
Amortized cost:
Debt securities available for sale:
State and municipal securities	$881	$—	$12,339	$155,321	$168,541
U.S. Treasury securities	—	6,138	5,750	—	11,888
U.S. agency securities:
Callable debentures	—	—	3,000	—	3,000
Collateralized mortgage obligations	—	—	4,528	58,601	63,129
Mortgage-backed securities	—	953	4,056	168,437	173,446
Equity securities	1,189	—	—	—	1,189
Total	$2,070	$7,091	$29,673	$382,359	$421,193
Fair value:
Debt securities available for sale:
State and municipal securities	$883	$—	$12,905	$158,812	$172,600
U.S. Treasury securities	—	6,072	5,725	—	11,797
U.S. agency securities:
Callable debentures	—	—	2,973	—	2,973
Collateralized mortgage obligations	—	—	4,591	57,791	62,382
Mortgage-backed securities	—	994	4,166	168,961	174,121
Equity securities	1,173	—	—	—	1,173
Total	$2,056	$7,066	$30,360	$385,564	$425,046

Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

No securities were sold in the nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, securities with a carrying amount of $25.4 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Management did not believe that any of the securities the Company held at September 30, 2022 or December 31, 2021 were impaired due to credit quality. Accordingly, no allowance for credit losses, or ACL, was recorded in the Company’s condensed consolidated balance sheets at September 30, 2022 or during 2021. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest receivable for securities was $1.7 million and $2.0 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company held 472 and 115 securities at September 30, 2022 and December 31, 2021, respectively, that were in a gross unrealized loss position.

Securities with unrealized losses as of the dates indicated below, aggregated by category and the length of time, were as follows:

	Less than Twelve Months		Twelve Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
September 30, 2022
Debt securities available for sale:
State and municipal securities	$110,933	$(28,504)	$24,165	$(12,161)
U.S. Treasury securities	104,544	(3,427)	2,715	(359)
U.S. agency securities:
Callable debentures	2,564	(436)	—	—
Collateralized mortgage obligations	62,830	(8,187)	21,568	(4,722)
Mortgage-backed securities	138,312	(20,371)	42,529	(10,208)
Equity securities	—	—	1,045	(156)
	$419,183	$(60,925)	$92,022	$(27,606)
December 31, 2021
Debt securities available for sale:
State and municipal securities	$36,962	$(387)	$257	$(5)
U.S. Treasury securities	11,797	(91)	—	—
U.S. agency securities:
Callable debentures	2,973	(27)	—	—
Collateralized mortgage obligations	40,776	(860)	241	(2)
Mortgage-backed securities	87,220	(1,130)	—	—
Equity securities	1,173	(16)	—	—
	$180,901	$(2,511)	$498	$(7)

NOTE 3: EQUITY INVESTMENTS

The Company’s unconsolidated investments that are considered equity securities as they represent ownership interests, such as common or preferred stock as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Federal Reserve Bank stock	$9,271	$9,271
Federal Home Loan Bank stock	3,991	3,967
The Independent Bankers Financial Corporation stock	141	141
Community Reinvestment Act investments	4,432	4,348
	$17,835	$17,727

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

The Company has investments in investment funds and limited partnerships that are qualified Community Reinvestment Act, or CRA, investments and investments under the Small Business Investment Company program of the Small Business Administration, or SBA. There are limited to no observable price changes in orderly transactions for identical investments or similar investments from the same issuers that are actively traded and, as a result, these investments are stated at cost. At September 30, 2022 and December 31, 2021, the Company had $7.9 million and $6.3 million, respectively, in outstanding unfunded commitments to these funds, which are subject to call.

During the nine months ended September 30, 2022, two of these investment funds sold underlying investments for more than their book value and the Company recorded a total gain of $1.4 million, which is included in net gains on sales of assets in the condensed consolidated income statement.

The Company’s equity investments are evaluated for impairment based on an assessment of qualitative indicators, which include, but are not limited to: (i) a significant deterioration in the earnings, performance, credit rating, asset quality or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a significant adverse change in the general market conditions of either the geographical area or the industry in which the investee operates; and (iv) a bona fide offer to purchase, an offer by the investee to sell, or completed auction process for the same or similar investment for an amount less than the carrying amount of the investment. There were no such qualitative indicators as of September 30, 2022.

NOTE 4: LOANS

Loans by loan class, or major loan category, as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022		December 31, 2021
Commercial and industrial	$568,071	18.1%	$634,384	22.0%
Real estate:
Commercial real estate	1,242,118	39.6%	1,091,969	38.0%
Construction and development	507,570	16.2%	460,719	16.0%
1-4 family residential	288,456	9.2%	277,273	9.6%
Multi-family residential	370,391	11.8%	286,396	10.0%
Consumer	24,509	0.8%	28,090	1.0%
Agriculture	11,185	0.4%	7,941	0.3%
Other	123,591	3.9%	89,655	3.1%
Total gross loans	3,135,891	100.0%	2,876,427	100.0%
Less allowance for credit losses for loans	(32,577)		(31,345)
Less deferred loan fees and unearned discounts	(9,470)		(8,739)
Less loans held for sale	—		(164)
Loans, net	$3,093,844		$2,836,179

Accrued interest receivable for loans was $9.0 million and $9.6 million at September 30, 2022 and December 31, 2021, respectively, and was included in other assets in the condensed consolidated balance sheets.

From time to time, the Company will acquire and dispose of interests in loans under participation agreements with other financial institutions. Loan participations purchased and sold during the nine months ending September 30, 2022 and 2021, by loan class, were as follows:

	Participations	Participations
(Dollars in thousands)	Purchased	Sold
September 30, 2022
Commercial and industrial	$24,192	1,943
Commercial real estate	30,455	1,247
Construction and development	—	122
Other	5,261	—
	$59,908	$3,312
September 30, 2021
Commercial and industrial	$—	$1,336
Commercial real estate	—	375
Construction and development	—	22
Other	1,941	—
	$1,941	$1,733

The Company participates in the SBA loan program. When advantageous, the Company will sell the guaranteed portions of these loans with servicing retained. SBA loans that were sold with servicing retained during the nine months ended September 30, 2022 and 2021, totaled $2.8 million and $3.7 million, respectively. Net gains recognized on sales of SBA loans were $328,000 and $436,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5: LOAN PERFORMANCE

The following is an aging analysis of the Company’s past due loans, segregated by loan class, as of the dates indicated below:

			90 Days or				90 Days
	30 to 59 Days	60 to 89 Days	Greater	Total	Total		Past Due and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	Still Accruing
September 30, 2022
Commercial and industrial	$4,374	$3,416	$281	$8,071	$560,000	$568,071	$—
Real estate:
Commercial real estate	5,360	4,447	—	9,807	1,232,311	1,242,118	—
Construction and development	1,350	—	—	1,350	506,220	507,570	—
1-4 family residential	—	1,309	1,601	2,910	285,546	288,456	—
Multi-family residential	—	—	—	—	370,391	370,391	—
Consumer	—	—	—	—	24,509	24,509	—
Agriculture	15	—	—	15	11,170	11,185	—
Other	—	—	—	—	123,591	123,591	—
Total gross loans	$11,099	$9,172	$1,882	$22,153	$3,113,738	$3,135,891	$—
December 31, 2021
Commercial and industrial	$14	$—	$—	$14	$634,370	$634,384	$—
Real estate:
Commercial real estate	650	—	55	705	1,091,264	1,091,969	—
Construction and development	—	—	142	142	460,577	460,719	—
1-4 family residential	150	34	—	184	277,089	277,273	—
Multi-family residential	—	—	—	—	286,396	286,396	—
Consumer	50	—	—	50	28,040	28,090	—
Agriculture	—	—	—	—	7,941	7,941	—
Other	41	—	—	41	89,614	89,655	—
Total gross loans	$905	$34	$197	$1,136	$2,875,291	$2,876,427	$—

The Company places loans on nonaccrual status because of delinquency or because collection of principal or interest is doubtful. Nonaccrual loans, segregated by loan class, as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$7,985	$9,090
Real estate:
Commercial real estate	11,076	11,512
Construction and development	139	142
1-4 family residential	3,176	1,784
Consumer	34	40
Total nonaccrual loans	$22,410	$22,568

Interest income that would have been earned under the original terms of the nonaccrual loans was $809,000 and $568,000 for the nine months ended September 30, 2022 and 2021, respectively.

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the nine months ended September 30, 2022 and 2021, that remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2022
Commercial and industrial	7	$3,870	$1,093	$—	$—	$2,777
Real estate:
Commercial real estate	2	2,273	—	—	2,040	245
Construction and development	3	431	—	—	431	—
Total	12	$6,574	$1,093	$—	$2,471	$3,022
September 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—

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

There were four commercial and industrial loans totaling $1.7 million and one commercial and industrial loan of $1.5 million that were troubled debt restructurings and have payment defaults during the twelve months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company had an outstanding commitment to fund $1.1 million and $2.5 million, respectively, for loans that were previously restructured.

Loans individually evaluated for credit losses were as follows for the dates indicated below:

	Troubled Debt Restructurings					Total Loans
(Dollars in thousands)	Accruing	Non-Accrual	Total	Other Non-Accrual	Other Accruing	Individually Evaluated
September 30, 2022
Commercial and industrial	$1,870	$7,934	$9,804	$51	$1,077	$10,932
Real estate:
Commercial real estate	7,629	10,980	18,609	96	—	18,705
Construction and development	10,325	139	10,464	—	—	10,464
1-4 family residential	26	3,149	3,175	27	—	3,202
Consumer	—	34	34	—	82	116
Other	8,523	—	8,523	—	—	8,523
Total	$28,373	$22,236	$50,609	$174	$1,159	$51,942
December 31, 2021
Commercial and industrial	$5,661	$6,851	$12,512	$2,239	$1,828	$16,579
Real estate:
Commercial real estate	5,755	11,401	17,156	111	3,790	21,057
Construction and development	12,282	—	12,282	142	292	12,716
1-4 family residential	1,571	1,727	3,298	57	—	3,355
Consumer	—	40	40	—	85	125
Other	5,440	—	5,440	—	—	5,440
Total	$30,709	$20,019	$50,728	$2,549	$5,995	$59,272

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

The Company had no loans graded loss or doubtful at September 30, 2022 or December 31, 2021.

At September 30, 2022 and December 31, 2021, the ratio of the ACL for loans to loans excluding loans held for sale was 1.04% and 1.09%, respectively. The ACL increased from $31.3 million at December 31, 2021 to $32.6 million at September 30, 2022, primarily due to growth in the loan portfolio. Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation, rising interest rates, supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL.

The total of the Company’s qualitative and quantitative factors ranged from 0.64% to 1.92% and 0.62% to 2.08% at September 30, 2022 and December 31, 2021, respectively. All factors are reassessed at the end of each quarter.

The review of the appropriateness of the ACL, which includes evaluation of historical loss trends, qualitative adjustments and forecasted economic conditions applied to general reserves, is performed by executive management and presented to the Board of Directors for its review on a quarterly basis. The ACL at September 30, 2022, reflects the Company’s assessment based on the information available at that time.

Loans by risk grades, loan class and vintage, at September 30, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$97,529	$131,496	$29,688	$41,184	$15,542	$5,762	$210,724	$23,616	$555,541
Substandard	—	—	—	2,745	3,585	300	1,540	4,360	12,530
Total commercial and industrial	97,529	131,496	29,688	43,929	19,127	6,062	212,264	27,976	568,071
Commercial real estate:
Pass	409,433	226,016	196,281	159,697	80,581	77,497	42,858	17,631	1,209,994
Special mention	—	—	—	—	2,161	—	—	—	2,161
Substandard	—	47	1,083	8,132	6,746	3,470	—	10,485	29,963
Total commercial real estate	409,433	226,063	197,364	167,829	89,488	80,967	42,858	28,116	1,242,118
Construction and development:
Pass	169,575	183,167	27,542	24,518	5,889	11,691	74,221	82	496,685
Special mention	421	—	—	—	—	—	—	—	421
Substandard	—	—	291	—	2,700	7,473	—	—	10,464
Total construction and development	169,996	183,167	27,833	24,518	8,589	19,164	74,221	82	507,570
1-4 family residential:
Pass	64,430	107,974	19,278	11,647	22,871	48,751	7,289	246	282,486
Substandard	—	1,310	1,548	494	891	226	—	1,501	5,970
Total 1-4 family residential	64,430	109,284	20,826	12,141	23,762	48,977	7,289	1,747	288,456
Multi-family residential:
Pass	50,748	35,442	59,609	17,732	35,974	170,319	567	—	370,391
Total multi-family residential	50,748	35,442	59,609	17,732	35,974	170,319	567	—	370,391
Consumer:
Pass	5,356	3,290	2,485	558	446	48	12,095	—	24,278
Substandard	—	—	34	—	—	—	197	—	231
Total consumer	5,356	3,290	2,519	558	446	48	12,292	—	24,509
Agriculture:
Pass	4,680	722	362	24	26	28	5,284	—	11,126
Substandard	—	—	—	—	—	15	44	—	59
Total agriculture	4,680	722	362	24	26	43	5,328	—	11,185
Other:
Pass	22,473	34,745	1,198	—	1,255	1,149	62,770	—	123,590
Substandard	—	—	—	1	—	—	—	—	1
Total other	22,473	34,745	1,198	1	1,255	1,149	62,770	—	123,591
Total
Pass	824,224	722,852	336,443	255,360	162,584	315,245	415,808	41,575	3,074,091
Special mention	421	—	—	—	2,161	—	—	—	2,582
Substandard	—	1,357	2,956	11,372	13,922	11,484	1,781	16,346	59,218
Total gross loans	$824,645	$724,209	$339,399	$266,732	$178,667	$326,729	$417,589	$57,921	$3,135,891

Loans by risk grades, loan class and vintage, at December 31, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Pass	$230,432	$53,744	$60,514	$21,059	$8,117	$5,533	$228,247	$5,773	$613,419
Special mention	—	—	290	15	—	—	3,177	—	3,482
Substandard	—	1,014	1,852	7,075	4	391	1,647	5,500	17,483
Total commercial and industrial	230,432	54,758	62,656	28,149	8,121	5,924	233,071	11,273	634,384
Commercial real estate:
Pass	243,666	197,625	232,074	141,591	69,995	84,398	55,253	13,799	1,038,401
Special mention	—	—	859	7,934	—	62	—	—	8,855
Substandard	—	2,953	12,967	14,556	334	3,046	—	10,857	44,713
Total commercial real estate	243,666	200,578	245,900	164,081	70,329	87,506	55,253	24,656	1,091,969
Construction and development:
Pass	197,900	99,420	54,017	7,127	16,133	142	72,698	96	447,533
Special mention	—	470	—	—	—	—	—	—	470
Substandard	—	292	—	1,500	10,207	717	—	—	12,716
Total construction and development	197,900	100,182	54,017	8,627	26,340	859	72,698	96	460,719
1-4 family residential:
Pass	115,451	23,298	20,210	31,416	21,607	53,253	6,516	466	272,217
Substandard	—	1,548	514	902	126	464	1,502	—	5,056
Total 1-4 family residential	115,451	24,846	20,724	32,318	21,733	53,717	8,018	466	277,273
Multi-family residential:
Pass	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Total multi-family residential	16,744	18,236	6,473	58,750	9,784	167,033	9,376	—	286,396
Consumer:
Pass	6,427	3,637	1,199	714	277	11	14,921	679	27,865
Substandard	—	40	—	—	—	—	85	100	225
Total consumer	6,427	3,677	1,199	714	277	11	15,006	779	28,090
Agriculture:
Pass	2,954	423	42	57	35	—	4,198	190	7,899
Substandard	—	—	—	—	—	18	24	—	42
Total agriculture	2,954	423	42	57	35	18	4,222	190	7,941
Other:
Pass	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total other	27,656	3,744	630	1,509	10	2,157	53,906	43	89,655
Total
Pass	841,230	400,127	375,159	262,223	125,958	312,527	445,115	21,046	2,783,385
Special mention	—	470	1,149	7,949	—	62	3,177	—	12,807
Substandard	—	5,847	15,333	24,033	10,671	4,636	3,258	16,457	80,235
Total gross loans	$841,230	$406,444	$391,641	$294,205	$136,629	$317,225	$451,550	$37,503	$2,876,427

Loans by risk grades and loan class as of the dates indicated below were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2022
Commercial and industrial	$555,541	$—	$12,530	$568,071
Real estate:
Commercial real estate	1,209,994	2,161	29,963	1,242,118
Construction and development	496,685	421	10,464	507,570
1-4 family residential	282,486	—	5,970	288,456
Multi-family residential	370,391	—	—	370,391
Consumer	24,278	—	231	24,509
Agriculture	11,126	—	59	11,185
Other	123,590	—	1	123,591
Total gross loans	$3,074,091	$2,582	$59,218	$3,135,891
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

Loans individually evaluated and collectively evaluated as of the dates indicated below were as follows:

	September 30, 2022			December 31, 2021
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(Dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Commercial and industrial	$10,932	$557,139	$568,071	$16,579	$617,805	$634,384
Real estate:
Commercial real estate	18,705	1,223,413	1,242,118	21,057	1,070,912	1,091,969
Construction and development	10,464	497,106	507,570	12,716	448,003	460,719
1-4 family residential	3,202	285,254	288,456	3,355	273,918	277,273
Multi-family residential	—	370,391	370,391	—	286,396	286,396
Consumer	116	24,393	24,509	125	27,965	28,090
Agriculture	—	11,185	11,185	—	7,941	7,941
Other	8,523	115,068	123,591	5,440	84,215	89,655
Total gross loans	$51,942	$3,083,949	$3,135,891	$59,272	$2,817,155	$2,876,427

The Company had collateral dependent loans totaling $1.5 million pending foreclosure at both September 30, 2022 and December 31, 2021.

Activity in the ACL for loans, segregated by loan class for the nine months ended September 30, 2022 and 2021, was as follows:

		Real Estate
	Commercial		Construction
	and	Commercial	and	1-4 Family	Multi-family
(Dollars in thousands)	Industrial	Real Estate	Development	Residential	Residential	Consumer	Agriculture	Other	Total
September 30, 2022
Beginning balance	$11,214	$11,015	$3,310	$2,105	$1,781	$406	$88	$1,426	$31,345
Provision (recapture)	(2,101)	1,195	654	152	723	22	24	353	1,022
Charge-offs	(44)	(25)	—	(8)	—	(63)	—	—	(140)
Recoveries	328	—	—	6	—	6	10	—	350
Net recoveries	284	(25)	—	(2)	—	(57)	10	—	210
Ending balance	$9,397	$12,185	$3,964	$2,255	$2,504	$371	$122	$1,779	$32,577
Period-end amount allocated to:
Specific reserve	$2,517	$28	$—	$—	$—	$116	$—	$—	$2,661
General reserve	6,880	12,157	3,964	2,255	2,504	255	122	1,779	29,916
Total	$9,397	$12,185	$3,964	$2,255	$2,504	$371	$122	$1,779	$32,577
September 30, 2021
Beginning balance	$13,035	$13,798	$6,089	$2,578	$2,513	$440	$137	$2,047	$40,637
Provision (recapture)	(2,028)	(2,054)	(2,755)	(875)	(357)	(85)	(75)	(732)	(8,961)
Charge-offs	(495)	—	—	(3)	—	(13)	—	—	(511)
Recoveries	889	—	—	—	—	107	47	—	1,043
Net (charge-offs) recoveries	394	—	—	(3)	—	94	47	—	532
Ending balance	$11,401	$11,744	$3,334	$1,700	$2,156	$449	$109	$1,315	$32,208
Period-end amount allocated to:
Specific reserve	$4,343	$670	$—	$—	$—	$131	$—	$—	$5,144
General reserve	7,058	11,074	3,334	1,700	2,156	318	109	1,315	27,064
Total	$11,401	$11,744	$3,334	$1,700	$2,156	$449	$109	$1,315	$32,208

The ACL for loans by loan class as of the dates indicated was as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,397	28.9%	$11,214	35.7%
Real estate:
Commercial real estate	12,185	37.4%	11,015	35.1%
Construction and development	3,964	12.2%	3,310	10.6%
1-4 family residential	2,255	6.9%	2,105	6.7%
Multi-family residential	2,504	7.7%	1,781	5.7%
Consumer	371	1.1%	406	1.3%
Agriculture	122	0.4%	88	0.3%
Other	1,779	5.4%	1,426	4.6%
Total allowance for credit losses for loans	$32,577	100.0%	$31,345	100.0%
Loans excluding loans held for sale	3,126,421		2,867,524
ACL for loans to loans excluding loans held for sale	1.04%		1.09%

Allocation of a portion of the ACL to one class of loans above does not preclude its availability to absorb losses in other classes.

Nonaccrual loans are included in individually evaluated loans and $15.9 million and $16.0 million of nonaccrual loans had no related ACL at September 30, 2022 and December 31, 2021, respectively.

Charge-offs and recoveries by loan class and vintage for the nine months ended September 30, 2022 were as follows:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$(43)	$—	$—	$—	$—	$(1)	$—	$—	$(44)
Recovery	1	—	—	—	207	55	65	—	328
Total commercial and industrial	(42)	—	—	—	207	54	65	—	284
Commercial real estate:
Charge-off	—	—	—	(25)	—	—	—	—	(25)
Total commercial real estate loans	—	—	—	(25)	—	—	—	—	(25)
1-4 family residential:
Charge-off	—	—	—	—	(2)	(6)	—	—	(8)
Recovery	—	—	—	—	—	6	—	—	6
Total 1-4 family residential	—	—	—	—	(2)	—	—	—	(2)
Consumer:
Charge-off	—	—	(12)	—	—	—	(1)	(50)	(63)
Recovery	—	—	—	1	—	3	—	2	6
Total consumer	—	—	(12)	1	—	3	(1)	(48)	(57)
Agriculture:
Recovery	—	—	—	—	—	10	—	—	10
Total agriculture	—	—	—	—	—	10	—	—	10
Total:
Charge-off	(43)	—	(12)	(25)	(2)	(7)	(1)	(50)	(140)
Recovery	1	—	—	1	207	74	65	2	350
Total	$(42)	$—	$(12)	$(24)	$205	$67	$64	$(48)	$210

Charge-offs and recoveries by loan class and vintage for the nine months ended September 30, 2021 were as follows:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Converted Revolving Loans	Total
Commercial and industrial:
Charge-off	$—	$—	$(191)	$(260)	$—	$—	$—	$(44)	$(495)
Recovery	—	—	5	39	43	762		40	889
Total commercial and industrial	—	—	(186)	(221)	43	762	—	(4)	394
1-4 family residential:
Charge-off	—	—	—	—	—	(3)	—	—	(3)
Total 1-4 family residential	—	—	—	—	—	(3)	—	—	(3)
Consumer:
Charge-off	(10)	—	(3)	—	—	—	—	—	(13)
Recovery	4	—	4	—	—	99	—	—	107
Total consumer	(6)	—	1	—	—	99	—	—	94
Agriculture:
Recovery	—	—	—	—	—	47	—	—	47
Total agriculture	—	—	—	—	—	47	—	—	47
Total:
Charge-off	(10)	—	(194)	(260)	—	(3)	—	(44)	(511)
Recovery	4	—	9	39	43	908	—	40	1,043
Total	$(6)	$—	$(185)	$(221)	$43	$905	$—	$(4)	$532

The Company has unfunded commitments, comprised of letters of credit and commitments to extend credit that are not unconditionally cancellable by the Company. See Note 16: Commitments and Contingencies and Financial

Instruments with Off-Balance-Sheet Risk. Unfunded commitments have similar characteristics as loans and their ACL was determined using the model and methodology for loans noted above as well as historical and expected utilization levels. Activity in the ACL for unfunded commitments for the nine months ended September 30, 2022 and 2021, was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Beginning balance	$3,266	$4,177
Provision (recapture)	551	(605)
Ending balance	$3,817	$3,572

NOTE 7: PREMISES AND EQUIPMENT

The components of premises and equipment as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Land	$15,484	$15,484
Buildings and leasehold improvements	62,260	64,298
Furniture and equipment	17,619	17,087
Vehicles	248	248
Construction in progress	476	496
	96,087	97,613
Less accumulated depreciation	(40,493)	(39,196)
Premises and equipment, net	$55,594	$58,417

Depreciation expense was $2.5 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively and $842,000 and $871,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense is included in net occupancy expense in the Company’s condensed consolidated statements of income.

During the nine months ended September 30, 2022, the Company recorded a loss of $1.2 million, which is included in net gains on sales of assets in the condensed consolidated income statement, for disposals of buildings and improvements and furniture and equipment for a land lease that was terminated early at the request of the lessor.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $81.0 million at September 30, 2022 and December 31, 2021 and there were no changes in goodwill during the nine months ended September 30, 2022 or the year ended December 31, 2021. Based on the results of the Company’s assessment, management does not believe any impairment of goodwill or other intangible assets existed at September 30, 2022 or December 31, 2021.

Other intangibles as of the dates indicated below were as follows:

	Weighted-
	Average
	Remaining	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
(Dollars in thousands)	Period	Assets	Amortization	Assets
September 30, 2022
Core deposits	1.9 years	$13,750	(13,653)	$97
Customer relationships	6.3 years	6,629	(3,866)	2,763
Servicing assets	7.3 years	672	(344)	328
Total other intangible assets, net		$21,051	$(17,863)	$3,188
December 31, 2021
Core deposits	2.4 years	$13,750	$(13,538)	$212
Customer relationships	7.0 years	6,629	(3,535)	3,094
Servicing assets	11.5 years	624	(272)	352
Total other intangible assets, net		$21,003	$(17,345)	$3,658

Servicing Assets

Changes in servicing assets as of the dates indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$352	$190
Increase from loan sales	62	92
Decrease from serviced loans paid off or foreclosed	(14)	(2)
Amortization	(72)	(44)
Balance at end of period	$328	$236

NOTE 9: BANK-OWNED LIFE INSURANCE

During the nine months ended September 30, 2021, the Company received proceeds in the amount of $2.7 million as the owner and beneficiary under a bank-owned insurance policy as the result of claims submitted on a covered individual and the Company recorded a gain of $1.9 million.

Bank-owned life insurance policies and the net change in cash surrender value during the periods indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$73,156	$72,338
Redemptions	—	(2,670)
Net change in cash surrender value	1,118	3,103
Balance at end of period	$74,274	$72,771

NOTE 10: DEPOSITS

Deposits as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Interest-bearing demand accounts	$415,970	$468,361
Money market accounts	1,144,969	1,209,659
Savings accounts	128,886	127,031
Certificates and other time deposits, $100,000 or greater	161,975	134,775
Certificates and other time deposits, less than $100,000	91,501	106,477
Total interest-bearing deposits	1,943,301	2,046,303
Noninterest-bearing deposits	1,780,473	1,784,981
Total deposits	$3,723,774	$3,831,284

At September 30, 2022 and December 31, 2021, the Company had $37.6 million and $37.3 million in deposits from public entities and brokered deposits of $39.8 million and $52.9 million, respectively. At September 30, 2022 and December 31, 2021, overdrafts of $986,000 and $402,000, respectively, were reclassified to loans. Accrued interest payable for deposits was $306,000 and $128,000 at September 30, 2022 and December 31, 2021, respectively, which was included in other liabilities in the condensed consolidated balance sheets. The Company had no major concentrations of deposits at September 30, 2022 or December 31, 2021 from any single or related groups of depositors. At September 30, 2022 and December 31, 2021, the Company had $101.9 million and $70.5 million, respectively, of certificates of deposits or other time deposits that were uninsured. Securities pledged and the letter of credit issued under the Company’s Federal Home Loan blanket lien arrangement which secure public deposits were not considered in determining the amount of uninsured time deposits.

NOTE 11: LINES OF CREDIT

Line of Credit

The Company has entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $30.0 million revolving line of credit. At September 30, 2022, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2022 or 2021. The Company can make draws on the line of credit for a period of 12 months, which began on December 13, 2021, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a rate equal to the maximum “Latest” U.S. prime rate of interest per annum and payable quarterly in the first 12 months and thereafter, quarterly principal and interest payments are required over a term of 60 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2027.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a valid and perfected first priority lien on all of the issued and outstanding shares of capital stock of the Bank.

Covenants made under the Loan Agreement include, among other things, the Company maintaining tangible net worth of not less than $300.0 million, the Company maintaining a free cash flow coverage ratio of not less than 1.25 to 1.00, the Bank Texas Ratio (as defined in the Loan Agreement) not to exceed 15%, the Bank’s Total Capital Ratio (as defined under the Loan Agreement) of not less than 12% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. The Company was in compliance with these covenants at September 30, 2022.

Additional Lines of Credit

The Federal Home Loan Bank allows the Company to borrow on a blanket floating lien status collateralized by certain loans and the blanket lien amount was $1.2 billion at September 30, 2022 and $999.3 million at December 31, 2021. Federal Home Loan Bank advances outstanding totaled $50.0 million at December 31, 2021. These borrowings were paid in full during the nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, there were $27.0 million and $26.0 million, respectively, of letters of credit outstanding that were issued under this agreement and used as collateral to secure certain public deposits. After considering the outstanding advances and letters of credit, the net capacity available under the Federal Home Loan Bank facility was $1.2 billion at September 30, 2022 and $923.3 million at December 31, 2021.

The Company has historically borrowed under this agreement on a short-term basis but did not during the nine months ended September 30, 2022 and 2021. The weighted-average interest rate for Federal Home Loan Bank advances for the nine months ended September 30, 2022 and 2021 was 1.99% and 1.77%, respectively.

At September 30, 2022 and December 31, 2021, the Company maintained federal funds lines of credit with commercial banks that provided for the availability to borrow up to an aggregate of $45.0 million and $65.0 million, respectively. There were no funds under these lines of credit outstanding at September 30, 2022 or December 31, 2021.

NOTE 12: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company, through the Bank, has and expects to continue to conduct routine banking business with related parties, including its executive officers and directors. Related parties also include shareholders and their affiliates who directly or indirectly have 5% or more beneficial ownership in the Company.

Loans—In the opinion of management, loans to related parties were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. The Company had approximately $109.6 million and $138.1 million in loans to related parties at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, there were no loans made to related parties deemed nonaccrual, past due, restructured in a troubled debt restructuring or classified as potential problem loans.

Unfunded Commitments—At September 30, 2022 and December 31, 2021, the Company had approximately $101.1 million and $55.6 million in unfunded loan commitments to related parties, respectively.

Deposits—The Company held related party deposits of approximately $243.4 million and $249.9 million at September 30, 2022 and December 31, 2021, respectively.

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

During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers of assets or liabilities within the levels of the fair value hierarchy.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated below were as follows:

(Dollars in thousands)		September 30, 2022	December 31, 2021
Fair value of financial assets:
Level 1 inputs:	Equity securities	$1,045	$1,173
	Debt securities available for sale - U.S. Treasury securities	107,259	11,797
Level 2 inputs:	Debt securities available for sale:
	State and municipal securities	135,098	172,600
	U.S. agency securities:
	Callable debentures	2,564	2,973
	Collateralized mortgage obligations	84,398	62,382
	Mortgage-backed securities	180,918	174,121
	Interest rate swaps	9,944	3,543
Level 3 inputs:	Credit risk participation agreement	27	15
	Total fair value of financial assets	$521,253	$428,604
Fair value of financial liabilities:
Level 2 inputs:	Interest rate swaps	$9,944	$3,543
	Total fair value of financial liabilities	$9,944	$3,543

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

The Company’s financial assets measured at fair value on a non-recurring basis are certain individually evaluated loans and as of the dates indicated below were as follows:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Specific ACL	Net	Recorded Investment	Specific ACL	Net
Level 3 inputs:
Loans evaluated individually
Commercial and industrial	$9,205	$2,517	$6,688	$9,624	$3,986	$5,638
Commercial real estate	733	28	705	2,629	609	2,020
Consumer	116	116	—	125	125	—
Total	$10,054	$2,661	$7,393	$12,378	$4,720	$7,658

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

The fair value of foreclosed assets may be estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria less estimated selling costs. There were no write-downs of foreclosed assets for fair value remeasurement subsequent to initial foreclosure during the nine months ended September 30, 2022 or during 2021. There were no outstanding foreclosed assets at September 30, 2022 or December 31, 2021.

Financial Instruments Reported at Amortized Cost

Fair market values and carrying amounts of financial instruments that are reported at cost as of the dates indicated below were as follows:

		September 30, 2022		December 31, 2021
			Carrying		Carrying
(Dollars in thousands)		Fair Value	Amount	Fair Value	Amount
Financial assets:
Level 1 inputs:	Cash and due from banks	$370,448	$370,448	$950,146	$950,146
Level 2 inputs:	Bank-owned life insurance	74,274	74,274	73,156	73,156
	Accrued interest receivable	10,777	10,777	11,616	11,616
	Servicing asset	328	328	352	352
Level 3 inputs:	Loans, including held for sale, net	2,906,108	3,093,844	2,864,663	2,836,343
	Other investments	17,835	17,835	17,727	17,727
Total financial assets		$3,379,770	$3,567,506	$3,917,660	$3,889,340
Financial liabilities:
Level 1 inputs:	Noninterest-bearing deposits	$1,780,473	$1,780,473	$1,784,981	$1,784,981
Level 2 inputs:	Interest-bearing deposits	1,938,023	1,943,301	2,040,794	2,046,303
	Federal Home Loan Bank advances	—	—	50,591	50,000
	Accrued interest payable	306	306	201	201
Total financial liabilities		$3,718,802	$3,724,080	$3,876,567	$3,881,485

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2022 and December 31, 2021, management determined there was no such deterioration.

At September 30, 2022 and December 31, 2021, the Company had 14 and 19 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At September 30, 2022 and December 31, 2021, the Company had three and one credit risk participation agreements with another financial institution, respectively, that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments outstanding as of the dates indicated below were as follows:

						Weighted
						Average
		Notional	Fair			Maturity
(Dollars in thousands)	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
September 30, 2022
Interest rate swaps with financial institutions	Other assets	$87,537	$8,485	3.25% - 5.58%	LIBOR 1M + 2.50% - 3.00%	4.58
Interest rate swaps with customers	Other assets	22,676	1,021	5.35% - 5.40%	SOFR CME 1M + 2.50%	10.22
Interest rate swaps with financial institutions	Other assets	5,057	438	4.99%	U.S. Prime	5.21
Interest rate swaps with customers	Other liabilities	5,057	(438)	4.99%	U.S. Prime	5.21
Interest rate swaps with financial institutions	Other liabilities	22,676	(1,021)	5.35% - 5.40%	SOFR CME 1M + 2.50%	10.22
Interest rate swaps with customers	Other liabilities	87,537	(8,485)	3.25% - 5.58%	LIBOR 1M + 2.50% - 3.00%	4.58
Credit risk participation agreement with financial institution	Other assets	13,163	2	3.50%	LIBOR 1M + 2.50%	7.49
Credit risk participation agreement with financial institution	Other assets	8,503	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	10.22
Total derivatives		$252,206	$27
December 31, 2021
Interest rate swaps with customers	Other assets	$56,440	$2,474	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with financial institutions	Other assets	66,650	875	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Interest rate swaps with customers	Other assets	5,141	194	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	5,141	(194)	4.99%	U.S. Prime	5.96
Interest rate swaps with financial institutions	Other liabilities	56,440	(2,474)	4.00% - 5.60%	LIBOR 1M + 2.50% - 3.00%	5.10
Interest rate swaps with customers	Other liabilities	66,650	(875)	3.25% - 3.50%	LIBOR 1M + 2.50%	5.59
Credit risk participation agreement with financial institution	Other assets	13,563	15	3.50%	LIBOR 1M + 2.50%	8.24
Total derivatives		$270,025	$15

NOTE 15: OPERATING LEASES

The Company leases certain office space, stand-alone buildings and land, which are recognized as operating lease right-of-use assets in the condensed consolidated balance sheets and operating lease liabilities in the condensed consolidated balance sheets represent the Company’s liability to make lease payments under these operating leases, on a discounted basis. The Company excludes short-term leases, defined as lease terms of 12 months or less from its operating lease right-of-use assets and operating lease liabilities.

Lease costs for the periods indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Operating lease cost	$1,244	$1,436
Short-term lease cost	15	13
Sublease income	(469)	(472)
Total lease cost	$790	$977

Other information related to operating leases for the periods indicated below was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Amortization of lease right-to-use assets	$1,008	$1,141
Accretion of lease liabilities	260	294
Cash paid for amounts included in the measurement of lease liabilities	1,461	1,566
Weighted-average remaining lease term in years	10.1	10.7
Weighted-average discount rate	2.63%	2.63%

A maturity analysis of operating lease liabilities as of the date indicated below was as follows:

(Dollars in thousands)	September 30, 2022
1 year or less	$1,775
Over 1 year through 2 years	1,928
Over 2 years through 3 years	1,966
Over 3 years through 4 years	1,928
Over 4 years through 5 years	1,821
Thereafter	6,836
Total undiscounted lease liability	16,254
Less:
Discount on cash flows	(2,506)
Total operating lease liability	$13,748

During the nine months ended September 30, 2022, the Company terminated a land lease at the request of the lessor. The Company received a payment of $1.5 million from the lessor for the early termination of the lease, which is reflected in other noninterest income in the condensed consolidated income statements.

During the nine months ended September 30, 2022, the operating lease right-of-use asset and liabilities were both increased $809,000 due to a lease modification to extend the term of a lease.

NOTE 16: COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Financial Instruments with Off-Balance-Sheet Risk

The Company enters into commitments to extend credit and standby letters of credit to meet customer financing needs and, in accordance with GAAP, these commitments are not reflected as liabilities in the condensed consolidated balance sheets. Due to the nature of these commitments, the amounts disclosed in the tables below do not necessarily represent future cash requirements.

Commitments to extend credit and standby letters of credit as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit, variable interest rate	$853,644	$714,084
Commitments to extend credit, fixed interest rate	135,404	60,876
Total commitments	$989,048	$774,960
Standby letters of credit	$11,611	$18,109

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

NOTE 17: EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION ARRANGEMENTS

Employee Benefit Plans

The Company maintains a 401(k) employee benefit plan and substantially all employees that complete three months of service may participate. The Company matches a portion of each employee’s contribution and may, at its discretion, make additional contributions. During the nine months ended September 30, 2022 and 2021, the Company contributed $1.7 million and $1.7 million to the plan, respectively.

Executive Deferred Compensation Arrangements

The Company established an executive incentive compensation arrangement with several officers of the Bank, in which these officers are eligible for performance-based incentive bonus compensation. As part of this compensation arrangement, the Company contributes one-fourth of the incentive bonus amount into a deferred compensation account. The deferred amounts accrue at a market rate of interest and are payable to the employees upon separation from the Bank provided vesting arrangements have been met. At September 30, 2022 and December 31, 2021, the amount payable, including interest, for this deferred plan was approximately $1.4 million and $1.7 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets.

Salary Continuation Agreements

The Company entered into a salary continuation arrangement in 2008 with the Company’s then President and Chief Executive Officer, or CEO, that calls for payments of $100,000 per year for a period of 10 years commencing at age 65. Payments under the plan began during 2014. The Company’s liability was $82,000 and $153,000 at September 30, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets and equals the present value of the benefits expected to be provided.

In October 2017, the Company entered into a salary continuation arrangement with the Company’s President and CEO that calls for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Payments under the plan will begin in 2024. The Company’s liability was $1.5 million and $900,000 at September 30, 2022 and December 31, 2021, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The liability stopped accruing on October 1, 2022 and was paid in full as a result of the Merger.

NOTE 18: STOCK-BASED COMPENSATION

The Company acquired a stock option plan, which originated under VB Texas, Inc. as a part of a merger of the two companies, or the 2006 Plan. At the merger date, all outstanding options under this plan became fully vested and exercisable. The plan expired in 2016 and no additional options may be granted under its terms. As of September 30, 2022, there were options outstanding to acquire 10,160 shares of the Company’s common stock under the 2006 Plan, which will expire in 2022 if not exercised.

In 2014, the Company adopted the 2014 Stock Option Plan, or the 2014 Plan, which was approved by the Company’s shareholders and limits the number of shares that may be optioned to 1,127,200. The 2014 Plan provides that no options may be granted after May 20, 2024. Options granted under the 2014 Plan expire 10 years from the date of grant and become exercisable in installments over a period of one to five years, beginning on the first anniversary of the date of grant. As of September 30, 2022, 963,200 shares were available for future grant. No options have been issued under the 2014 Plan since 2017.

In 2017, the Company adopted the 2017 Omnibus Incentive Plan, or the 2017 Plan. The 2017 Plan authorizes the Company to grant options, performance-based and non-performance based restricted stock awards as well as various other types of stock-based awards and other awards that are not stock-based to eligible employees, consultants and non-employee directors up to an aggregate of 600,000 shares of common stock. As of September 30, 2022, 244,140 shares were available for future grant under the 2017 Plan.

In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan approved by the Company’s shareholders at the special meeting of shareholders on May 23, 2022 became effective and no grants or future awards may be made under the 2014 Plan or the 2017 Plans, or the Prior Plans. In addition, all restricted stock awards outstanding under the Prior Plans as of the effective time of the Merger became fully vested and exercisable, other than certain restricted stock awards granted to the Company’s non-employee directors on February 1, 2022. All outstanding options were fully vested prior to September 30, 2022. See Note 22: Subsequent Events.

Stock option activity for the periods indicated below was as follows:

	Nine Months Ended September 30,
	2022		2021
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	191,560	$17.53	201,720	$17.22
Granted	—	—	—	—
Exercised	(15,240)	11.32	(2,032)	11.32
Forfeited/expired	(10,160)	11.32	—	—
Outstanding at end of period	166,160	$18.48	199,688	$17.28

A summary of stock options as of the date indicated below was as follows:

	September 30, 2022
Stock Options	Exercisable	Unvested	Outstanding
Number of shares underlying options	166,160	—	166,160
Weighted-average exercise price per share	$18.48	$—	$18.48
Aggregate intrinsic value (in thousands)	$1,789	$—	$1,789
Weighted-average remaining contractual term (years)	3.5	—	3.5

The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant. Restricted stock awards are considered legally fully issued at the time of the grant and the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock awards are non-transferable and subject to forfeiture until the restricted stock awards vest and any dividends with respect to the restricted stock awards are subject to the same restrictions, including the risk of forfeiture.

Non-performance based restricted stock awards vest over the service period in equal increments over a period of two to five years, beginning on the first anniversary of the date of grant.

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

Restricted stock activity for the periods indicated below was as follows:

	Non-performance Based		Performance-based
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2020	129,667	$28.22	2,250	$34.40
Granted	51,665	26.31	—	—
Vested	(22,210)	30.57	—	—
Forfeited	(1,411)	28.82	—	—
Outstanding at September 30, 2021	157,711	27.26	2,250	34.40

Outstanding at December 31, 2021	83,563	27.85	2,250	34.40
Granted	38,457	29.42	—	—
Vested	(27,083)	29.70	—	—
Forfeited	(1,977)	33.04	—	—
Outstanding at September 30, 2022	92,960	27.86	2,250	34.40

A summary of restricted stock as of the date indicated below was as follows:

	September 30, 2022
Restricted Stock	Non-performance Based	Performance-based
Number of shares underlying restricted stock	92,960	2,250
Weighted-average grant date fair value per share	$27.86	$34.40
Aggregate fair value (in thousands)	$2,719	$66
Weighted-average remaining vesting period (years)	—	—

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options. The shares of stock subject to options exercised, restricted stock vested, shares withheld and shares issued for the periods indicated below were as follows:

	Exercised/Vested	Shares Withheld	Shares Issued
Nine Months Ended September 30, 2022
Stock options	15,240	—	15,240
Non-performance based restricted stock	27,083	(4,620)	22,463
Nine Months Ended September 30, 2021
Stock options	2,032	—	2,032
Non-performance based restricted stock	22,210	(3,213)	18,997

For the nine months ended September 30, 2022 and 2021, stock compensation expense was $1.5 million and $1.8 million, respectively, and for the three months ended September 30, 2022 and 2021, stock compensation expense was $515,000 and $698,000, respectively. As of September 30, 2022, there was approximately $962,000 of total unrecognized compensation expense related to the unvested restricted stock awards.

.

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

The Company is subject to the regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and, for the Bank, those administered by the Office of Comptroller of Currency, or OCC. Regulatory authorities can initiate certain mandatory actions if the Company or the Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Management believes, as of September 30, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject.

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

At September 30, 2022 and December 31, 2021, the Company and the Bank were “well capitalized” based on the ratios presented below. Actual and required capital ratios for the Company and the Bank were as follows for the dates presented:

			Minimum		Required to be
			Capital Required		Considered Well
	Actual		Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 487,717	14.05%	$ 243,053	7.00%	N/A	N/A
Bank Only	$ 479,175	13.81%	$ 242,969	7.00%	$ 225,614	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 487,717	14.05%	$ 295,135	8.50%	N/A	N/A
Bank Only	$ 479,175	13.81%	$ 295,034	8.50%	$ 277,679	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 524,112	15.09%	$ 364,579	10.50%	N/A	N/A
Bank Only	$ 515,570	14.85%	$ 364,454	10.50%	$ 347,099	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 487,717	11.42%	$ 170,891	4.00%	N/A	N/A
Bank Only	$ 479,175	11.22%	$ 170,856	4.00%	$ 213,570	5.00%
December 31, 2021
Common Equity Tier 1 to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 217,300	7.00%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 217,270	7.00%	$ 201,757	6.50%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$ 475,154	15.31%	$ 263,864	8.50%	N/A	N/A
Bank Only	$ 447,819	14.43%	$ 263,836	8.50%	$ 248,316	8.00%
Total Capital to Risk-Weighted Assets:
Consolidated	$ 509,766	16.42%	$ 325,950	10.50%	N/A	N/A
Bank Only	$ 482,431	15.54%	$ 325,915	10.50%	$ 310,395	10.00%
Tier 1 Leverage Capital to Average Assets:
Consolidated	$ 475,154	11.22%	$ 169,470	4.00%	N/A	N/A
Bank Only	$ 447,819	10.58%	$ 169,381	4.00%	$ 211,726	5.00%

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

NOTE 20: INCOME TAXES

The provision for income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$ 3,381	$ 2,913	$ 8,485	$ 8,090
Effective tax rate	20.96%	16.81%	19.49%	18.29%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were largely attributable to permanent differences primarily related to tax exempt interest income, bank-owned life insurance related earnings and costs related to the Merger.

NOTE 21: EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the periods indicated below was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income for common shareholders	$12,747	$14,421	$35,049	$36,143
Weighted-average shares (thousands)
Basic weighted-average shares outstanding	24,345	24,432	24,445	24,462
Dilutive effect of outstanding stock options and unvested restricted stock awards	119	112	107	110
Diluted weighted-average shares outstanding	24,464	24,544	24,552	24,572
Earnings per share:
Basic	$0.52	$0.59	$1.43	$1.48
Diluted	$0.52	$0.59	$1.43	$1.47

For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the impact of 1,802, 5,907 and 14,858, respectively, shares of unvested restricted stock were excluded from diluted weighted-average shares as they were anti-dilutive. The Company also excluded the impact of 2,250 shares of performance based restricted stock awards for the three and nine months ended September 30, 2021 as they are contingently issuable and the performance conditions for these awards were not deemed likely to be met at that time.

NOTE 22: SUBSEQUENT EVENTS

Effective October 1, 2022, or the Effective Time, the Company completed its previously announced merger of equals with Allegiance, a Texas corporation, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of November 5, 2021, by and between the Company and Allegiance. At the Effective Time, Allegiance merged with and into the Company, with the Company as the surviving corporation. At the Effective Time, the Company changed its name from CBTX, Inc. to Stellar Bancorp, Inc. and changed its ticker symbol to “STEL”.

Immediately after the Merger, the Company’s wholly owned bank subsidiary, CommunityBank of Texas, N.A., merged with and into Allegiance’s wholly owned bank subsidiary, Allegiance Bank, a Texas state banking association, or Allegiance Bank, with Allegiance Bank as the surviving entity.

Pursuant to the Merger Agreement, each share of Allegiance common stock, $1.00 par value per share, or Allegiance common stock, outstanding as of immediately prior to the Effective Time, other than certain shares of Allegiance common stock held by Allegiance or the Company, was converted into the right to receive 1.4184 shares, or the Exchange Ratio, of common stock of the Company, $0.01 par value per share, or the Company common stock, with cash to be paid in lieu of fractional shares, or the Merger Consideration. As a result of the Merger, Allegiance shareholders hold shares which represent approximately 53.9% of outstanding Company common stock. Each outstanding share of Company common stock remained outstanding and was unaffected by the Merger

In connection with the closing of the Merger, the Company also amended and restated its certificate of formation, which among other things, increased the number of authorized shares of Company common stock from 90,000,000 to 140,000,000 shares.

At the Effective Time, each outstanding equity award of the Company under the Company’s equity compensation plans fully vested, other than the restricted stock awards granted to the Company’s non-employee directors on February 1, 2022. The vesting of the non-employee director restricted stock awards was prorated based on the number of days that elapsed from January 1, 2022 through September 30, 2022 and the remaining unvested shares of restricted stock were forfeited at the Effective Time.

The Merger will be accounted for as a reverse acquisition in accordance with the provisions of Accounting Standards Codification Topic 805-10, Business Combinations, or ASC 805. Management is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of the Company to ensure that they conform to the measurement and reporting guidance as set forth for the accounting for business combinations. Determining the fair value of assets and liabilities, especially in the loan portfolio, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the Merger is not complete. Management is also undertaking a comprehensive review of the classification of certain assets and liabilities to ensure that they conform to the Company’s current policies and reporting practices. As a result of these efforts, the value and classification of certain assets and liabilities may vary in subsequent reporting periods.

Additional disclosures required by ASC 805 have been omitted from this report because the information required for the disclosures, including the purchase price accounting fair value adjustments, are not available due to the close proximity of the closing of the transaction with the date the accompanying condensed consolidated financial statements were issued.

Future filings will include the financial statements of Stellar for all periods presented, with recognition of the Company’s activity from the date the Merger was completed. The Company’s financial statements for all periods through the date of the Merger will not be included in future filings.

The tables below present condensed financial information of Allegiance as of and for the period indicated, which is not included in the accompanying condensed financial statements of the Company.

Allegiance Bancshares, Inc. Condensed Balance Sheet (Unaudited)
(Dollars in thousands)	September 30, 2022
Assets:
Cash and cash equivalents	$118,567
Securities	1,618,995
Loans held for investment	4,591,912
Allowance for credit losses for loans	(52,147)
Loans, net	4,539,765
Premises and equipment	57,837
Goodwill	223,642
Other assets	171,536
Total assets	$6,730,342
Liabilities:
Noninterest-bearing deposits	$2,465,839
Interest-bearing deposits	3,194,880
Total deposits	5,660,719
Borrowed funds	257,000
Subordinated debt	109,241
Other liabilities	47,080
Total liabilities	6,074,040
Total shareholders’ equity	656,302
Total liabilities and shareholders’ equity	$6,730,342

Allegiance Bancshares, Inc. Condensed Statements of Income (Unaudited)	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2022
Net interest income	$60,690	$173,344
Provision for credit losses	1,962	5,919
Net interest income after provision for credit losses	58,728	167,425
Noninterest income	2,995	9,717
Noninterest expense	44,031	116,452
Net income before income tax expense	17,692	60,690
Income tax expense	3,406	11,310
Net income	$14,286	$49,380
Earnings per common share
Basic	$0.72	$2.44
Diluted	$0.71	$2.42

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

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s and Allegiance’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s other SEC filings, including the Joint/Proxy Statement/Prospectus regarding the Merger that the Company filed with the SEC on April 7, 2022 pursuant to Rule 424(b)(3), this Quarterly Report on Form 10-Q and the following:

●	natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities, such as the conflict in Ukraine, or other international or domestic calamities and other matters beyond the Company’s control;
●	the Company’s ability to manage the economic risks related to the impact of the COVID-19 pandemic (including risks related to its customers’ credit quality, deferrals and modifications to loans);
●	the geographic concentration of the Company’s markets in Houston and Beaumont, Texas;
●	the Company’s ability to manage changes and the continued health or availability of management personnel;
●	the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
●	deterioration of asset quality;
●	interest rate risk associated with the Company’s business;
●	national business and economic conditions in general, in the financial services industry and within the Company’s primary markets;
●	sustained instability of the oil and gas industry in general and within Texas;
●	the composition of the Company’s loan portfolio, including the identity of the Company’s borrowers and the concentration of loans in specialized industries;
●	changes in the value of collateral securing the Company’s loans;
●	the Company’s ability to maintain important deposit customer relationships and its reputation;
●	the Company’s ability to maintain effective internal control over financial reporting;
●	volatility and direction of market interest rates;
●	liquidity risks associated with the Company’s business, including lack of access to liquidity;
●	systems failures, interruptions or breaches involving the Company’s information technology and telecommunications systems or third- or fourth-party servicers;
●	the failure of certain third- or fourth-party vendors to perform;
●	the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
●	the operational risks associated with the Company’s business;

●	the costs, effects and results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals or meet conditions associated with the same;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
●	further government intervention in the U.S. financial system that may impact how the Company achieves its performance goals;
●	the risk that the integration of operations resulting from the Merger will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;
●	the risk that the cost savings and any revenue synergies from the Merger may not be fully realized or may take longer than anticipated to be realized;
●	the ability to retain personnel of the Company or Allegiance with the completion of the Merger;
●	the risks related to the Company’s assumption of certain of Allegiance’s outstanding debt obligations and the combined company’s level of indebtedness;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in the Merger;
●	and other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

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

Merger

Effective October 1, 2022, or the Effective Time, the Company completed its previously announced merger of equals with Allegiance, a Texas corporation, pursuant to the Merger Agreement dated as of November 5, 2021, by and between the Company and Allegiance. At the Effective Time, Allegiance merged with and into the Company, with the Company as the surviving corporation. At the Effective Time, the Company changed its name from CBTX, Inc. to Stellar Bancorp, Inc. and changed its ticker symbol to “STEL”.

Immediately after the Merger, the Company’s wholly owned bank subsidiary, CommunityBank of Texas, N.A., merged with and into Allegiance’s wholly owned bank subsidiary, Allegiance Bank, a Texas state banking association, or Allegiance Bank, with Allegiance Bank as the surviving entity.

Pursuant to the Merger Agreement, each share of Allegiance common stock, $1.00 par value per share, or Allegiance common stock, outstanding as of immediately prior to the Effective Time, other than certain shares of Allegiance common stock held by Allegiance or the Company, was converted into the right to receive 1.4184 shares, or the Exchange Ratio, of common stock of the Company, $0.01 par value per share, or the Company common stock, with cash to be paid in lieu of fractional shares, or the Merger Consideration. As a result of the Merger Allegiance shareholders hold shares which represent approximately 53.9% of outstanding Company common stock. Each outstanding share of Company common stock remained outstanding and was unaffected by the Merger.

In connection with the closing of the Merger, the Company also amended and restated its certificate of formation, which among other things, increased the number of authorized shares of Company common stock from 90,000,000 to 140,000,000 shares.

At the Effective Time, each outstanding equity award of the Company under the Company’s equity compensation plans fully vested, other than the restricted stock awards granted to the Company’s non-employee directors on February 1, 2022. The vesting of the non-employee director restricted stock awards was prorated based on the number of days that elapsed from January 1, 2022 through September 30, 2022 and the remaining unvested shares of restricted stock were forfeited at the Effective Time.

The Merger will be accounted for as a reverse acquisition in accordance with the provisions of Accounting Standards Codification Topic 805-10, Business Combinations, or ASC 805. Management is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of the Company to ensure that they conform to the measurement and reporting guidance as set forth for the accounting for business combinations. Determining the fair value of assets and liabilities, especially in the loan portfolio, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair values. Accordingly, the initial accounting for the Merger is not complete. Management is also undertaking a comprehensive review of the classification of certain assets and liabilities to ensure that they conform to the Company’s current policies and reporting practices. As a result of these efforts, the value and classification of certain assets and liabilities may vary in subsequent reporting periods.

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

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2022	2022	2022	2021	2021
Risk grades:
Pass	$3,074,091	$2,972,739	$2,804,237	$2,783,385	$2,526,395
Special mention	2,582	468	4,281	12,807	4,661
Substandard	59,218	68,768	80,460	80,235	86,501
Total gross loans	$3,135,891	$3,041,975	$2,888,978	$2,876,427	$2,617,557
Past due loans:
30 to 59 days past due	$11,099	$537	$13,603	$905	$2,755
60 to 89 days past due	9,172	4,611	2,032	34	143
90 days or greater past due	1,882	10,276	140	197	104
Total past due loans	$22,153	$15,424	$15,775	$1,136	$3,002
Loans individually evaluated:
Accruing troubled debt restructurings	$28,373	$26,117	$28,428	$30,709	$31,656
Non-accrual troubled debt restructurings	22,236	22,761	21,720	20,019	17,834
Total troubled debt restructurings	50,609	48,878	50,148	50,728	49,490
Other non-accrual	174	5,512	363	2,549	2,751
Other accruing	1,159	1,152	3,494	5,995	5,260
Total loans individually evaluated	$51,942	$55,542	$54,005	$59,272	$57,501
Nonperforming assets:
Nonaccrual loans	$22,410	$28,273	$22,083	$22,568	$20,585
Accruing loans 90 or more days past due	—	—	—	—	—
Total nonperforming loans	22,410	28,273	22,083	22,568	20,585
Foreclosed assets	—	—	—	—	—
Total nonperforming assets	$22,410	$28,273	$22,083	$22,568	$20,585

Results of Operations

The decreases in net income during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were primarily due to an increase in the provision (recapture) for credit losses and an increase in noninterest expense, partially offset by an increase in net interest income. See further analysis of the material fluctuations in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Interest income	$44,673	$32,697	$11,976	36.6%	$114,789	$99,864	$14,925	14.9%
Interest expense	1,661	1,448	213	14.7%	4,275	4,507	(232)	(5.1%)
Net interest income	43,012	31,249	11,763	37.6%	110,514	95,357	15,157	15.9%
Provision (recapture) for credit losses	1,012	(4,895)	5,907	120.7%	1,573	(9,566)	11,139	116.4%
Noninterest income	3,449	5,562	(2,113)	(38.0%)	12,324	12,164	160	1.3%
Noninterest expense	29,321	24,372	4,949	20.3%	77,731	72,854	4,877	6.7%
Income before income taxes	16,128	17,334	(1,206)	(7.0%)	43,534	44,233	(699)	(1.6%)
Income tax expense	3,381	2,913	468	16.1%	8,485	8,090	395	4.9%
Net income	$12,747	$14,421	$(1,674)	(11.6%)	$35,049	$36,143	$(1,094)	(3.0%)
Earnings per share - basic	$0.52	$0.59			$1.43	$1.48
Earnings per share - diluted	0.52	0.59			1.43	1.47
Dividends per share	0.13	0.13			0.39	0.39

Net Interest Income for the Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021

Net interest income increased $15.2 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher average balances and higher average rates on loans and securities and higher average rates on interest-bearing deposits at other financial institutions.

The yield on interest-earning assets was 3.74% for the nine months ended September 30, 2022, compared to 3.52% for the nine months ended September 30, 2021. The cost of interest-bearing liabilities was 0.29% for the nine months ended September 30, 2022 and 0.32% for the nine months ended September 30, 2021. The Company’s net interest margin on a tax equivalent basis was 3.65% for the nine months ended September 30, 2022, compared to 3.40% for the nine months ended September 30, 2021.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$2,953,607	$102,047	4.62%	$2,812,449	$94,723	4.50%
Securities	537,889	8,275	2.06%	296,958	3,940	1.77%
Interest-bearing deposits at other financial institutions	595,458	3,994	0.90%	668,119	740	0.15%
Equity investments	13,386	473	4.72%	14,679	461	4.20%
Total interest-earning assets	4,100,340	$114,789	3.74%	3,792,205	$99,864	3.52%
Allowance for credit losses for loans	(31,599)			(39,594)
Noninterest-earning assets	313,938			318,009
Total assets	$4,382,679			$4,070,620
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,971,247	$4,003	0.27%	$1,846,211	$3,844	0.28%
Federal Home Loan Bank advances	18,315	272	1.99%	50,000	663	1.77%
Total interest-bearing liabilities	1,989,562	$4,275	0.29%	1,896,211	$4,507	0.32%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,803,702			1,568,071
Other liabilities	44,479			50,966
Total noninterest-bearing liabilities	1,848,181			1,619,037
Shareholders’ equity	544,936			555,372
Total liabilities and shareholders’ equity	$4,382,679			$4,070,620
Net interest income		$110,514			$95,357
Net interest spread(3)			3.45%			3.20%
Net interest margin(4)			3.60%			3.36%
Net interest margin - tax equivalent(5)			3.65%			3.40%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $1.5 million and $989,000 for the nine months ended September 30, 2022 and 2021, respectively, were computed using a federal income tax rate of 21%.

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

	Nine Months Ended September 30, 2022,
	Compared to Nine Months Ended September 30, 2021
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$2,573	$4,751	$7,324
Securities	1,145	3,190	4,335
Interest-bearing deposits at other financial institutions	3,336	(82)	3,254
Equity investments	53	(41)	12
Total increase in interest income	7,107	7,818	14,925
Interest-bearing liabilities:
Interest-bearing deposits	(103)	262	159
Federal Home Loan Bank advances	28	(419)	(391)
Total decrease in interest expense	(75)	(157)	(232)
Increase in net interest income	$7,182	$7,975	$15,157

Net Interest Income for the Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

Net interest income increased $11.8 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to higher rates on interest-earning assets and higher average loans and securities.

The yield on interest-earning assets was 4.36% for the three months ended September 30, 2022, compared to 3.33% for the three months ended September 30, 2021. The cost of interest-bearing liabilities was 0.34% for the three months ended September 30, 2022 and 0.30% for the three months ended September 30, 2021. The Company’s net interest margin on a tax equivalent basis was 4.25% for the three months ended September 30, 2022, compared to 3.22% for the three months ended September 30, 2021.

The following table presents for the periods indicated, average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated.

	Three Months Ended September 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Interest Paid	Rate(1)	Balance	Interest Paid	Rate(1)
Assets
Interest-earning assets:
Total loans(2)	$3,074,655	$39,058	5.04%	$2,702,248	$30,765	4.52%
Securities	552,901	3,046	2.19%	327,968	1,435	1.74%
Interest-bearing deposits at other financial institutions	428,196	2,408	2.23%	854,406	340	0.16%
Equity investments	13,393	161	4.77%	13,367	157	4.66%
Total interest-earning assets	4,069,145	$44,673	4.36%	3,897,989	$32,697	3.33%
Allowance for credit losses for loans	(32,106)			(36,945)
Noninterest-earning assets	318,761			313,901
Total assets	$4,355,800			$4,174,945
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,954,854	$1,661	0.34%	$1,895,617	$1,227	0.26%
Federal Home Loan Bank advances	—	—	—	50,000	221	1.75%
Total interest-bearing liabilities	1,954,854	$1,661	0.34%	1,945,617	$1,448	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,822,323			1,612,985
Other liabilities	40,684			52,712
Total noninterest-bearing liabilities	1,863,007			1,665,697
Shareholders’ equity	537,939			563,631
Total liabilities and shareholders’ equity	$4,355,800			$4,174,945
Net interest income		$43,012			$31,249
Net interest spread(3)			4.02%			3.03%
Net interest margin(4)			4.19%			3.18%
Net interest margin - tax equivalent(5)			4.25%			3.22%
(1)	Annualized.
(2)	Includes average outstanding balances related to loans held for sale.
(3)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4)	Net interest margin is equal to net interest income divided by average interest-earning assets.
(5)	Tax equivalent adjustments of $578,000 and $369,000 for the three months ended September 30, 2022 and 2021, respectively, were computed using a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2022,
	Compared to Three Months Ended September 30, 2021
	Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Total loans	$4,051	$4,242	$8,293
Securities	624	987	1,611
Interest-bearing deposits at other financial institutions	2,239	(171)	2,068
Equity investments	4	—	4
Total increase in interest income	6,918	5,058	11,976
Interest-bearing liabilities:
Interest-bearing deposits	394	40	434
Federal Home Loan Bank advances	—	(221)	(221)
Total decrease in interest expense	394	(181)	213
Increase in net interest income	$6,524	$5,239	$11,763

Provision for Credit Losses

The provision for credit losses was $1.0 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, compared to recaptures of $4.9 million and $9.6 million for the three and nine months ended September 30, 2021, respectively.

The provision for credit losses for the three and nine months ended September 30, 2022 was comprised of provisions for credit losses for loans of $523,000 and $1.0 million, respectively, due to increases in the loan portfolio and provisions for credit losses for unfunded commitments of $489,000 and $551,000, respectively, due to fluctuations in available unfunded commitments.

The recapture of credit losses for the three and nine months ended September 30, 2021 was the result of certain qualitative factor adjustments made on the ACL. Due to improvements in the national economy, economic forecasts and improved loan quality during those periods, the Company adjusted its economic forecasts and certain loan quality factors.

Noninterest Income

The following table presents components of noninterest income for the three and nine months ended September 30, 2022 and 2021 and the period-over-period changes in the categories of noninterest income:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Deposit account service charges	$1,320	$1,352	$(32)	(2.4%)	$4,076	$3,712	$364	9.8%
Card interchange fees	1,056	1,048	8	0.8%	3,228	3,119	109	3.5%
Earnings on bank-owned life insurance	376	2,323	(1,947)	(83.8%)	1,118	3,103	(1,985)	(64.0%)
Net gain on sales of assets	85	360	(275)	(76.4%)	673	918	(245)	(26.7%)
Other	612	479	133	27.8%	3,229	1,312	1,917	146.1%
Total noninterest income	$3,449	$5,562	$(2,113)	(38.0%)	$12,324	$12,164	$160	1.3%

The decrease in noninterest income of $2.1 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to the impact of earnings on bank-owned life insurance due to related gains of $1.9 million during the third quarter of 2021. As the owner and beneficiary under bank-owned insurance policies as the result of claims submitted on covered individuals, the Company received proceeds of $2.7 million during the third quarter of 2021.

Total other noninterest income increased $160,000 during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The nine months ended September 30, 2022 includes payments totaling $1.5 million recognized for early termination of a land lease included in other noninterest income and a gain of $1.4 million for sales of assets underlying a portion of the Company’s equity investments, partially offset by a loss of $1.2 million included in net gain on sale of assets for disposals of buildings and improvements and furniture and equipment for the land lease that was terminated early. See “Part I—Item 1.—Financial Statements—Note 3”.  The nine months ended September 30, 2021 was impacted by earnings on bank-owned life insurance noted in the three month period discussion above.

Noninterest Expense

Generally, noninterest expense is composed of employee expenses and costs associated with operating facilities, obtaining and retaining customer relationships and providing bank services. See further analysis of these changes in the related discussions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Salaries and employee benefits	$16,453	$15,000	$1,453	9.7%	$46,405	$43,922	$2,483	5.7%
Occupancy expense	2,595	2,660	(65)	(2.4%)	7,362	7,778	(416)	(5.3%)
Professional and director fees	942	1,567	(625)	(39.9%)	2,963	5,711	(2,748)	(48.1%)
Data processing and software	1,502	1,629	(127)	(7.8%)	4,723	4,866	(143)	(2.9%)
Regulatory fees	599	478	121	25.3%	2,016	1,535	481	31.3%
Advertising, marketing and business development	350	493	(143)	(29.0%)	965	1,288	(323)	(25.1%)
Telephone and communications	348	516	(168)	(32.6%)	1,151	1,529	(378)	(24.7%)
Security and protection expense	386	425	(39)	(9.2%)	880	1,352	(472)	(34.9%)
Amortization of intangibles	165	182	(17)	(9.3%)	518	559	(41)	(7.3%)
Other expenses	5,981	1,422	4,559	320.6%	10,748	4,314	6,434	149.1%
Total noninterest expense	$29,321	$24,372	$4,949	20.3%	$77,731	$72,854	$4,877	6.7%

Total noninterest expense increased $4.9 million for both the three and nine months ended September 30, 2022,  compared to the three and nine months ended September 30, 2021.

The increase in noninterest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to $7.8 million of costs related to the Merger, partially offset by a $2.7 million decrease in professional and director fees, primarily related to BSA/AML compliance matters and legal fees.

The increase in noninterest expense for the third quarter of 2022, compared to the third quarter of 2021, was primarily due to $5.9 million of costs related to the Merger, partially offset by a $625,000 decrease in professional and director fees, primarily related to BSA/AML compliance matters and legal fees.

Income Tax Expense

The amount of income tax expense is impacted by the amounts of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense and effective tax rates for the periods indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$ 3,381	$ 2,913	$ 8,485	$ 8,090
Effective tax rate	20.96%	16.81%	19.49%	18.29%

The differences between the federal statutory rate of 21% and the effective tax rates presented in the table above were primarily related to tax exempt interest income, bank-owned life insurance and costs related to the Merger.

Financial Condition

Total assets were $4.3 billion as of September 30, 2022, compared to $4.5 billion as of December 31, 2021. The decrease of $214.2 million, or 4.8%, was primarily due to a $579.7 million decrease in cash and cash equivalents, partially offset by a $258.9 million increase in loans excluding loans held for sale and a $86.2 million increase in securities. Total liabilities were $3.8 billion and $3.9 billion at September 30, 2022 and December 31, 2021, respectively.  The decrease in liabilities from December 31, 2021 to September 30. 2022 is primarily due to a $107.5 million decrease in deposits and the repayment of Federal Home Loan Bank advances totaling $50.0 million. See further analysis in the related discussions that follow.

(Dollars in thousands)	September 30, 2022	December 31, 2021	Increase (Decrease)
Assets:
Loans excluding loans held for sale	$3,126,421	$2,867,524	$258,897	9.0%
Allowance for credit losses	(32,577)	(31,345)	1,232	3.9%
Loans, net	3,093,844	2,836,179	257,665	9.1%
Cash and cash equivalents	370,448	950,146	(579,698)	(61.0%)
Securities	511,282	425,046	86,236	20.3%
Premises and equipment	55,594	58,417	(2,823)	(4.8%)
Goodwill	80,950	80,950	—	—
Other intangible assets	3,188	3,658	(470)	(12.8%)
Loans held for sale	—	164	(164)	(100.0%)
Operating lease right-to-use asset	10,992	11,191	(199)	(1.8%)
Other assets	145,533	120,250	25,283	21.0%
Total assets	$4,271,831	$4,486,001	$(214,170)	(4.8%)
Liabilities:
Noninterest-bearing deposits	$1,780,473	$1,784,981	$(4,508)	(0.3%)
Interest-bearing deposits	1,943,301	2,046,303	(103,002)	(5.0%)
Total deposits	3,723,774	3,831,284	(107,510)	(2.8%)
Federal Home Loan Bank advances	—	50,000	(50,000)	(100.0%)
Operating lease liabilities	13,748	14,142	(394)	(2.8%)
Other liabilities	32,884	28,450	4,434	15.6%
Total liabilities	3,770,406	3,923,876	(153,470)	(3.9%)
Shareholders' equity	501,425	562,125	(60,700)	(10.8%)
Total liabilities and shareholders' equity	$4,271,831	$4,486,001	$(214,170)	(4.8%)

Loan Portfolio

The components of the loan portfolio as of the dates indicated was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Increase (Decrease)
Commercial and industrial:
Oil and gas	$102,282	$135,081	$(32,799)	(24.3%)
Industrial construction	80,512	67,618	12,894	19.1%
Equipment rental	69,900	60,206	9,694	16.1%
Professional/medical	47,828	57,365	(9,537)	(16.6%)
Manufacturing	39,461	31,120	8,341	26.8%
PPP loans	2,302	54,262	(51,960)	(95.8%)
Other	225,786	228,732	(2,946)	(1.3%)
Total commercial and industrial	568,071	634,384	(66,313)	(10.5%)
Commercial real estate:
Non-owner occupied	685,560	581,229	104,331	18.0%
Owner occupied	500,690	443,853	56,837	12.8%
Oil and gas	55,868	66,887	(11,019)	(16.5%)
Total commercial real estate	1,242,118	1,091,969	150,149	13.8%
Construction and development:
Land and development	207,665	177,506	30,159	17.0%
Commercial	154,344	107,663	46,681	43.4%
Multi-family community development	73,343	119,363	(46,020)	(38.6%)
1-4 family - commercial	47,465	39,345	8,120	20.6%
1-4 family - primary	23,343	14,285	9,058	63.4%
Oil and gas	1,410	2,557	(1,147)	(44.9%)
Total construction and development	507,570	460,719	46,851	10.2%
Multi-family residential:
Multi-family community development	305,567	238,913	66,654	27.9%
Other	64,824	47,483	17,341	36.5%
Total multi-family residential	370,391	286,396	83,995	29.3%
Total commercial loans	2,688,150	2,473,468	214,682	8.7%
1-4 family residential	288,456	277,273	11,183	4.0%
Consumer	24,509	28,090	(3,581)	(12.7%)
Other loans	123,293	89,309	33,984	38.1%
Agriculture	11,185	7,941	3,244	40.9%
Other oil and gas loans	298	346	(48)	(13.9%)
Total gross loans	3,135,891	2,876,427	259,464	9.0%
Less deferred fees and unearned discount	(9,470)	(8,739)	(731)	8.4%
Less loans held for sale	—	(164)	164	(100.0%)
Loans excluding loans held for sale	3,126,421	2,867,524	258,897	9.0%
Less allowance for credit losses for loans	(32,577)	(31,345)	(1,232)	3.9%
Loans, net	$3,093,844	$2,836,179	$257,665	9.1%

As of September 30, 2022, loans excluding loans held for sale were $3.1 billion, an increase of $258.9 million, or 9.0%, compared to December 31, 2021, primarily due to originations and line of credit drawdowns outpacing paydowns.

As of September 30, 2022, the Company had 11 loans outstanding funded under the Paycheck Protection Program, or PPP, under the CARES Act totaling $2.3 million. As of December 31, 2021, the Company had 330 PPP loans totaling $54.3 million.

As of September 30, 2022 and December 31, 2021, the Company’s loan portfolio included $159.9 million and $204.9 million, respectively, of loans directly or indirectly related to the oil and gas industry. Oil and gas loans are loans with revenue related to well-head, oil in the ground or extracting oil or gas, including any activity, product or service related to the oil and gas industry, such as exploration and production, drilling, equipment, services, midstream companies, service companies and commercial real estate companies with significant reliance on oil and gas companies.

As of September 30, 2022 and December 31, 2021, the Company’s loan portfolio included $378.9 million and $358.3 million, respectively, of community development loans, which fund Texas based projects to promote affordable housing.

The contractual maturity ranges of loans in the loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of the date indicated were as follows:

		1 Year	5 Years	After
(Dollars in thousands)	1 Year or Less	Through 5 Years	Through 15 Years	15 years	Total
September 30, 2022
Commercial and industrial:
Fixed rate	$52,941	$147,256	$4,320	$—	$204,517
Variable rate	175,044	125,566	62,464	480	363,554
	227,985	272,822	66,784	480	568,071
Real estate:
Commercial real estate:
Fixed rate	71,069	520,448	82,018	—	673,535
Variable rate	26,456	339,615	182,475	20,037	568,583
	97,525	860,063	264,493	20,037	1,242,118
Construction and development:
Fixed rate	52,706	86,184	1,728	12,163	152,781
Variable rate	66,967	260,955	10,701	16,166	354,789
	119,673	347,139	12,429	28,329	507,570
1-4 family residential:
Fixed rate	3,458	42,936	16,973	111,825	175,192
Variable rate	1,134	2,975	14,043	95,112	113,264
	4,592	45,911	31,016	206,937	288,456
Multi-family residential:
Fixed rate	1,273	16,505	200,984	41,100	259,862
Variable rate	80,710	29,618	201	—	110,529
	81,983	46,123	201,185	41,100	370,391
Consumer:
Fixed rate	6,276	8,356	—	—	14,632
Variable rate	7,935	1,795	147	—	9,877
	14,211	10,151	147	—	24,509
Agriculture:
Fixed rate	6,711	1,299	—	—	8,010
Variable rate	3,151	24	—	—	3,175
	9,862	1,323	—	—	11,185
Other:
Fixed rate	2,128	1,007	—	—	3,135
Variable rate	28,131	88,110	4,215	—	120,456
	30,259	89,117	4,215	—	123,591
Total:
Fixed rate loans	196,562	823,991	306,023	165,088	1,491,664
Variable rate loans	389,528	848,658	274,246	131,795	1,644,227
Total gross loans	$586,090	$1,672,649	$580,269	$296,883	$3,135,891

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or the collection of principal or interest is in doubt. The components of nonperforming assets as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$22,410	$22,568
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	22,410	22,568
Foreclosed assets	—	—
Total nonperforming assets	$22,410	$22,568
Total assets	$4,271,831	$4,486,001
Loans excluding loans held for sale	3,126,421	2,867,524
Allowance for credit losses for loans	32,577	31,345
Allowance for credit losses for loans to nonaccrual loans	145.37%	138.89%
Nonperforming loans to loans excluding loans held for sale	0.72%	0.79%
Nonperforming assets to total assets	0.52%	0.50%

Nonperforming assets were $22.4 million, or 0.52% of total assets, as of September 30, 2022 and $22.6 million, or 0.50% of total assets, as of December 31, 2021.

Troubled Debt Restructurings

Loans restructured due to the borrower’s financial difficulties, or troubled debt restructurings, during the nine months ended September 30, 2022 and 2021, which remained outstanding as of the end of those periods were as follows:

			Post-modification Recorded Investment
						Extended
						Maturity,
		Pre-modification			Extended	Restructured
		Outstanding			Maturity and	Payments
	Number	Recorded	Restructured	Extended	Restructured	and Adjusted
(Dollars in thousands)	of Loans	Investment	Payments	Maturity	Payments	Interest Rate
September 30, 2022
Commercial and industrial	7	$3,870	$1,093	$—	$—	$2,777
Real estate:
Commercial real estate	2	2,273	—	—	2,040	245
Construction and development	3	431	—	—	431	—
Total	12	$6,574	$1,093	$—	$2,471	$3,022
September 30, 2021
Commercial and industrial	3	$3,256	$3,256	$—	$—	$—
Real estate:
Commercial real estate	1	1,206	1,206	—	—	—
1-4 family residential	1	1,548	1,548	—	—	—
Consumer	1	42	—	—	42	—
Total	6	$6,052	$6,010	$—	$42	$—

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the ACL, management assigns and tracks risk gradings as described below that are used as credit quality indicators.

The internal ratings of loans as of the periods indicated were as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
September 30, 2022
Commercial and industrial	$555,541	$—	$12,530	$568,071
Real estate:
Commercial real estate	1,209,994	2,161	29,963	1,242,118
Construction and development	496,685	421	10,464	507,570
1-4 family residential	282,486	—	5,970	288,456
Multi-family residential	370,391	—	—	370,391
Consumer	24,278	—	231	24,509
Agriculture	11,126	—	59	11,185
Other	123,590	—	1	123,591
Total gross loans	$3,074,091	$2,582	$59,218	$3,135,891

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Total
December 31, 2021
Commercial and industrial	$613,419	$3,482	$17,483	$634,384
Real estate:
Commercial real estate	1,038,401	8,855	44,713	1,091,969
Construction and development	447,533	470	12,716	460,719
1-4 family residential	272,217	—	5,056	277,273
Multi-family residential	286,396	—	—	286,396
Consumer	27,865	—	225	28,090
Agriculture	7,899	—	42	7,941
Other	89,655	—	—	89,655
Total gross loans	$2,783,385	$12,807	$80,235	$2,876,427

During the nine months of 2022, loans with an internal rating of pass increased $290.7 million primarily due to new originations, loans with an internal rating of special mention decreased $10.2 million primarily due to loan payoffs changes in risk gradings and loans with an internal rating of substandard decreased $21.0 million primarily due to payoffs and loans upgraded to pass during the same period.

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

The ACL by loan category as of the dates indicated was as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$9,397	28.9%	$11,214	35.7%
Real estate:
Commercial real estate	12,185	37.4%	11,015	35.1%
Construction and development	3,964	12.2%	3,310	10.6%
1-4 family residential	2,255	6.9%	2,105	6.7%
Multi-family residential	2,504	7.7%	1,781	5.7%
Consumer	371	1.1%	406	1.3%
Agriculture	122	0.4%	88	0.3%
Other	1,779	5.4%	1,426	4.6%
Total allowance for credit losses for loans	$32,577	100.0%	$31,345	100.0%
Loans excluding loans held for sale	3,126,421		2,867,524
ACL for loans to loans excluding loans held for sale	1.04%		1.09%

The ACL for loans was $32.6 million, or 1.04% of loans excluding loans held for sale, at September 30, 2022, compared to $31.3 million, or 1.09% of loans excluding loans held for sale, at December 31, 2021. The increase in the ACL from December 31, 2021 to September 30, 2022 was primarily due to the increase in the loan portfolio.

Although national and local economies and economic forecasts improved during 2021 and 2022, geopolitical instabilities, inflation, rising interest rates, supply disruptions and other uncertainties continue and these factors are considered in the forecasts and qualitative factors used to determine the Company’s ACL.

Activity in the ACL for loans for the periods indicated was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Beginning balance	$31,345	$40,637
Provision (recapture):
Commercial and industrial	(2,101)	(2,028)
Real estate:
Commercial real estate	1,195	(2,054)
Construction and development	654	(2,755)
1-4 family residential	152	(875)
Multi-family residential	723	(357)
Consumer	22	(85)
Agriculture	24	(75)
Other	353	(732)
Total provision (recapture)	1,022	(8,961)
Net (charge-offs) recoveries:
Commercial and industrial	284	394
Real estate:
Commercial real estate	(25)	—
1-4 family residential	(2)	(3)
Consumer	(57)	94
Agriculture	10	47
Total net (charge-offs) recoveries	210	532
Ending balance	$32,577	$32,208
Total average loans	2,953,607	2,812,449
Net charge-offs (recoveries) to total average loans	(0.01%)	(0.03%)

Annualized net charge-off (recoveries) to average loans by loan category for the periods indicated below were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Commercial and industrial	(0.06%)	(0.08%)
Real estate:
Commercial real estate	0.00%	—
1-4 family residential	0.00%	0.00%
Consumer	0.29%	(0.41%)
Agriculture	(0.14%)	(0.72%)

The ACL for unfunded commitments was $3.8 million and $3.3 million September 30, 2022 and December 31, 2021, respectively.

Securities

The amortized cost, related gross unrealized gains and losses and fair values of investments in securities as of the dates indicated below were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2022
Debt securities available for sale:
State and municipal securities	$175,763	$—	$(40,665)	$135,098
U.S. Treasury securities	111,045	—	(3,786)	107,259
U.S. agency securities:
Callable debentures	3,000	—	(436)	2,564
Collateralized mortgage obligations	97,307	—	(12,909)	84,398
Mortgage-backed securities	211,497	—	(30,579)	180,918
Equity securities	1,201	—	(156)	1,045
Total	$599,813	$—	$(88,531)	$511,282
December 31, 2021
Debt securities available for sale:
State and municipal securities	$168,541	$4,451	$(392)	$172,600
U.S. Treasury securities	11,888	—	(91)	11,797
U.S. agency securities:
Callable debentures	3,000	—	(27)	2,973
Collateralized mortgage obligations	63,129	115	(862)	62,382
Mortgage-backed securities	173,446	1,805	(1,130)	174,121
Equity securities	1,189	—	(16)	1,173
Total	$421,193	$6,371	$(2,518)	$425,046

As of September 30, 2022, the fair value of the Company’s securities totaled $511.3 million, compared to $425.0 million as of December 31, 2021, an increase of $86.2 million. Amortized cost increased $178.6 million during 2022, primarily as a result of purchases totaling $662.6 million outpacing maturities, calls and paydowns totaling $483.5 million. Net unrealized losses on the securities portfolio were $88.5 million at September 30, 2022, compared to a net unrealized gains of $3.9 million at December 31, 2021. This decrease of $92.4 million was due to a reduction in fair value as a result of interest rate increases and anticipated increases.

The Company’s mortgage-backed securities at September 30, 2022 and December 31, 2021 were agency securities. The Company does not hold any Federal National Mortgage Loan Association, or Fannie Mae, or Federal Home Mortgage Corporation, or Freddie Mac, preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in the securities portfolio.

The weighted-average life of the securities portfolio was 7.5 years with an estimated modified duration of 6.0 years as of September 30, 2022. See “Part I—Item 1.—Financial Statements—Note 2” for securities by contractual maturity.

Weighted-average yields by security type and maturity based on estimated annual income divided by the average amortized cost of the Company’s available for sale securities portfolio as of the date indicated was as follows:

(Dollars in thousands)	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
September 30, 2022
Debt securities:
State and municipal securities	—	2.20%	2.60%	2.17%	2.22%
U.S. Treasury securities	1.34%	1.43%	1.26%	—	1.37%
U.S. agency securities:
Callable debentures	—	—	1.37%	—	1.37%
Collateralized mortgage obligations	—	—	2.56%	2.23%	2.24%
Mortgage-backed securities	3.71%	3.44%	2.80%	2.01%	2.10%
Equity securities:	1.25%	—	—	—	1.25%
Total securities	1.34%	1.47%	2.55%	2.11%	2.02%

At September 30, 2022 and December 31, 2021, securities with a carrying amount of approximately $25.4 million and $25.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Deposits

Total deposits as of September 30, 2022 were $3.7 billion, a decrease of $107.5 million, or 2.8%, compared to December 31, 2021. Noninterest-bearing deposits as of September 30, 2022 were $1.8 billion, a decrease of $4.5 million, or 0.3%, compared to December 31, 2021. Total interest-bearing account balances as of September 30, 2022 were $1.9 billion, a decrease of $103.0 million, or 5.0%, from December 31, 2021, primarily due to decreases in interest-bearing demand deposits, money market accounts and certificates less than $100,000, partially offset by increases in certificates over $100,000.

The components of deposits as of the dates indicated below were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Increase (Decrease)
Interest-bearing demand accounts	$415,970	$468,361	$(52,391)	(11.2%)
Money market accounts	1,144,969	1,209,659	(64,690)	(5.3%)
Savings accounts	128,886	127,031	1,855	1.5%
Certificates and other time deposits, $100,000 or greater	161,975	134,775	27,200	20.2%
Certificates and other time deposits, less than $100,000	91,501	106,477	(14,976)	(14.1%)
Total interest-bearing deposits	1,943,301	2,046,303	(103,002)	(5.0%)
Noninterest-bearing deposits	1,780,473	1,784,981	(4,508)	(0.3%)
Total deposits	$3,723,774	$3,831,284	$(107,510)	(2.8%)

The scheduled maturities of uninsured certificates of deposit or other time deposits as of the date indicated were as follows:

(Dollars in thousands)	September 30, 2022
Three months or less	$46,359
Over three months through six months	20,219
Over six months through 12 months	10,822
Over 12 months	24,476
Total	$101,876

Securities pledged which secure certain public deposits were not considered in determining the amount of uninsured deposits.

Cash and Equivalents

Cash and equivalents decreased $579.7 million during the nine months ended September 30, 2022, primarily due to purchases of securities, increases in loans, net deposit outflows and repayment of Federal Home Loan Bank advances.

Other Assets

Other assets increased $25.3 million from December 31, 2021 to September 30, 2022, primarily due to a $19.6 million increase in net deferred tax assets resulting from an increase in the deferred tax asset related to unrealized losses on the Company’s available for sale securities and a $6.4 million increase in the fair value of the Company’s interest rate swap contracts.

Liquidity and Capital Resources

The Company monitors its liquidity and may seek to obtain additional financing to further support its business if necessary. The Company’s primary source of funds has been customer deposits and the primary use of funds has been funding of loans.

As of September 30, 2022, the Company had $370.4 million in cash and cash equivalents and $511.3 million of securities, which are considered to be liquid assets, compared to $950.1 million in cash and cash equivalents and $425.0 million of securities as of December 31, 2021. This decrease in liquid assets of $493.4 million during the nine months ended September 30, 2022 was primarily due to a $107.5 million decrease in deposits, an increase of $258.9 million in loans excluding loans held for sale and repayment of $50.0 million of Federal Home Loan Bank advances.

Historically, the cost of the Company’s deposits has been lower than other sources of funds available. Average rates paid for the three and nine months ended September 30, 2022 were computed on an annualized basis. Average balances and average rates paid on deposits for the periods indicated were as follows:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$438,589	0.06%	$391,388	0.05%
Money market accounts	1,154,766	0.31%	1,094,042	0.27%
Savings accounts	129,582	0.04%	115,972	0.03%
Certificates and other time deposits, $100,000 or greater	95,526	0.39%	142,605	0.37%
Certificates and other time deposits, less than $100,000	152,784	0.84%	126,141	1.07%
Total interest-bearing deposits	1,971,247	0.27%	1,870,148	0.27%
Noninterest-bearing deposits	1,803,702	—	1,603,006	—
Total deposits	$3,774,949	0.14%	$3,473,154	0.14%

The ratio of average noninterest-bearing deposits to average total deposits was 47.8% for the nine months ended September 30, 2022 and 46.2% for the year ended December 31, 2021.

In addition to the liquid assets discussed above, the Company had $1.3 billion and $1.0 billion of available funds under various borrowing arrangements at September 30, 2022 and December 31, 2021, respectively. See “Part I—Item 1.—Financial Statements—Note 11” for additional details of these arrangements. At September 30, 2022, the capacity, amounts outstanding and availability under these arrangements were as follows:

(Dollars in thousands)	Capacity	Outstanding(1)	Availability
Federal Home Loan Bank Facility	$1,241,283	$(27,000)	$1,214,283
Loan Agreement	30,000	—	30,000
Federal Funds	45,000	—	45,000
Total	$1,316,283	$(27,000)	$1,289,283
(1)	Outstanding amount for the Federal Home Loan Bank Facility includes $27.0 million of letters of credit pledged to secure public funds’ deposit balances.

The composition of funding sources and uses as a percentage of average total assets for the periods indicated was as follows:

	September 30, 2022	December 31, 2021
Sources of funds:
Deposits:
Interest-bearing	45.0%	45.2%
Noninterest-bearing	41.2%	38.8%
Federal Home Loan Bank advances	0.4%	1.2%
Other liabilities	1.0%	1.3%
Shareholders’ equity	12.4%	13.5%
Total sources	100.0%	100.0%
Uses of funds:
Loans	67.4%	67.4%
Securities	12.3%	7.8%
Interest-bearing deposits at other financial institutions	13.6%	17.7%
Equity securities	0.3%	0.4%
Other noninterest-earning assets	6.4%	6.7%
Total uses	100.0%	100.0%
Average loans to average deposits	78.2%	80.2%

A portion of the Company’s liquidity capacity will be used for contractual obligations entered into in the normal course of business, such as obligations for operating leases, certificates of deposits and borrowings. Future cash payments associated with the Company’s contractual obligations as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
September 30, 2022
Non-cancellable future operating leases	$1,775	$3,894	$10,585	$16,254
Certificates of deposit	206,671	35,875	10,930	253,476
Total	$208,446	$39,769	$21,515	$269,730
December 31, 2021
Federal Home Loan Bank advances	$10,000	$40,000	$—	$50,000
Non-cancellable future operating leases	1,812	3,823	11,164	16,799
Certificates of deposit	162,153	68,956	10,143	241,252
Total	$173,965	$112,779	$21,307	$308,051

As of September 30, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

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

Commitments to extend credit and standby letters of credit expiring by period as of the dates indicated were as follows:

	1 Year	Over 1 Year	Greater
(Dollars in thousands)	or Less	to 3 Years	than 3 Years	Total
September 30, 2022
Commitments to extend credit	$517,940	$400,095	$71,013	$989,048
Standby letters of credit	10,241	1,370	—	11,611
Total	$528,181	$401,465	$71,013	$1,000,659
December 31, 2021
Commitments to extend credit	$400,006	$293,606	$81,348	$774,960
Standby letters of credit	16,532	1,415	162	18,109
Total	$416,538	$295,021	$81,510	$793,069

As a general matter, Federal Deposit Insurance Corporation, or FDIC, insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The Company and the Bank are both subject to regulatory capital requirements. At September 30, 2022 and December 31, 2021, the Company and the Bank were in compliance with all applicable regulatory capital requirements at the bank holding company and bank levels, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The OCC or the FDIC may require the Bank to maintain capital ratios above the required minimums and the Federal Reserve may require the Company to maintain capital ratios above the required minimums. See “Part I—Item 1.—Financial Statements—Note 19.”

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

Simulated changes in net interest income and the fair value of equity over a 12-month period as of the dates indicated below were as follows:

	September 30, 2022		December 31, 2021
Change in Interest	Percent Change in	Percent Change	Percent Change in	Percent Change
Rates (Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+ 300	10.6%	(3.6)%	25.4%	6.7%
+ 200	7.1%	(0.6)%	16.9%	13.0%
+ 100	3.7%	0.8%	7.9%	8.8%
Base	—%	—%	—%	—%
−100	(9.2)%	(10.3)%	(2.5)%	(37.2)%
−200	(19.0)%	(22.6)%	(3.2)%	(70.8)%

The Company's model simulation as of September 30, 2022 indicates that its projected balance sheet was less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to the deployment of interest-bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to originate loan growth during 2022 and deposit balance run off that resulted in an increase to the economic value of equity. This combined with the recent interest rate increases from the Fed resulted in less sensitivity to future rate increases and more sensitive to downward rate movements.

LIBOR Transition

LIBOR was used as an index rate for a majority of the Company’s interest-rate swaps and approximately 4.5% of the Company’s loans at September 30, 2022. In March 2021, the UK Financial Conduct authority formally confirmed that a number of U.S. dollar LIBOR rates will be available until the end of June 2023 to support the rundown of legacy contracts. The Company’s transition away from LIBOR may span several reporting periods through June 2023.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible equity, total assets to tangible assets and presents book value per share, tangible book value per share, total shareholders’ equity to total assets and tangible equity to tangible assets:

(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Tangible Equity
Total shareholders’ equity	$501,425	$562,125
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,188)	(3,658)
Tangible equity	$417,287	$477,517
Tangible Assets
Total assets	$4,271,831	$4,486,001
Adjustments:
Goodwill	(80,950)	(80,950)
Other intangibles	(3,188)	(3,658)
Tangible assets	$4,187,693	$4,401,393
Common shares outstanding	24,015	24,488
Book value per share	$20.88	$22.96
Tangible book value per share	$17.38	$19.50
Total shareholders’ equity to total assets	11.74%	12.53%
Tangible equity to tangible assets	9.96%	10.85%

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

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed  by the Company and Allegiance. Investors should carefully consider the risks described in “Part I—Item 1A.—Risk Factors” in the Company’s and Allegiance’s Annual Reports on Form 10-K  for the year ended December 31, 2021 and the Company’s other SEC filings, including the Joint Proxy Statement Prospectus regarding the Merger that the Company filed with the SEC on April 7, 2022 pursuant to Rule 424(b)(3).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2021, the Company’s Board of Directors authorized a share repurchase program, or the 2021 Repurchase Program, under which the Company could repurchase up to $40.0 million of the Company’s common stock starting September 16, 2021 through September 30, 2022. In 2022, the Company’s Board of Directors authorized a share repurchase program, or the 2022 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting September 22, 2022 through September 30, 2023. No shares were repurchased under the 2022 Repurchase Program during the three months ended September 30, 2022.

Repurchases under the 2021 Repurchase Program and 2022 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The following table provides information with respect to purchases of shares of the Company’s common stock during the three months ended September 30, 2022 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Shares Purchased	Number of Shares That
	Total Number of		Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased		Paid per Share	Announced Plan(2)	Under the Plan(3)
July 1, 2022 - July 31, 2022	—		—	—	1,208,842
August 1, 2022 -August 31, 2022	47,111	(1)	$ 29.80	47,000	1,208,444
September 1, 2022 - September 30, 2022	369,746	(2)	$ 29.90	369,746	1,367,521
Total	416,857		$ 29.89	416,746
(1)	Includes 47,000 shares repurchased under the 2021 Repurchase Program described above and 111 shares employees elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.
(2)	Purchased under the 2021 Repurchase Program described above.
(3)	Computed based on the closing share price of the Company’s common stock as of the end of each period shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1+

Agreement and Plan of Merger, dated as of November 5, 2021 by and between CBTX, Inc. and Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021)

2.2

First Amendment, dated as of August 25, 2022, to the Agreement and Plan of Merger, dated as of November 5, 2021, by and between CBTX, Inc. and Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022
3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.1***

Executive Employment Agreement dated March 17, 2022, by and among CBTX. Inc., CommunityBank of Texas, N.A. and Robert R. Franklin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2022)

10.2***

Change in Control Severance Agreement, dated March 17, 2022, by and between CBTX, Inc. and Robert T. Pigott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 18, 2022)

10.3***

Employment Agreement, dated August 26, 2022, by and among CBTX, Inc., CommunityBank of Texas, N.A. and J. Pat Parsons (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 26, 2022)

10.4***

Form of Allegiance Bancshares, Inc.’s Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Allegiance Bancshares, Inc.’s Current Report on Form 8-K filed on March 18, 2022)

10.5***	Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.6***	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.7***

Form of Allegiance Bancshares, Inc. Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Allegiance Bancshares, Inc. Registration Statement on Form S-1 filed on September 28, 2015)

10.8***	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to Allegiance Bancshares, Inc.'s Form 8-K filed on February 4, 2020)
10.9***

Amended and Restated Employment Agreement, dated August 26, 2022, by and among CommunityBank of Texas, N.A. and Travis Jaggers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

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

101*

The following materials from CBTX’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K

*     Filed with this Quarterly Report on Form 10-Q.

**   Furnished with this Quarterly Report on Form 10-Q.

***	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBTX, INC.
(Registrant)

Date: October 28, 2022	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2022	/s/ Paul P. Egge
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)