Form 10-K
period 2022-12-31
Stellar Bancorp, Inc.
filed 2023-03-15
CIK 1473844

21
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 001-38280

Stellar Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Texas	20-8339782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Greenway Plaza, Suite 110
Houston, Texas 77046
(Address of principal executive offices, including zip code)
(713) 210-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	STEL	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error in previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recover period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the NASDAQ Stock Market LLC on June 30, 2022 was approximately $483.7 million.
As of March 10, 2023, there were 52,974,885 shares of the registrant's common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the 2023 Annual Meeting of Shareholders of Stellar Bancorp, Inc., which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STELLAR BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

PART I
Except where the context otherwise requires or where otherwise indicated in this Annual Report on Form 10-K the term “Stellar” refers to Stellar Bancorp, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Stellar Bancorp, Inc. and our wholly owned banking subsidiary, Stellar Bank, a Texas banking association, and the terms “Stellar Bank” or the “Bank” refer to Stellar Bank.
ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. “Risk Factors,” and; the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in the forepart of this report, Item 7. “Cautionary Notice Regarding Forward-Looking Statements” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
Merger of Equals
On October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”) merged (the “Merger”) with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. and the ticker symbol changed to “STEL.” At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company.
Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly-owned subsidiary of Allegiance (the “Bank Merger”), with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023. After the merger, Stellar became one of the largest banks based in Houston.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company. In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.
The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance results for the first nine months of 2022, while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. The Company’s historical operating results as of and for the years ended December 31, 2021 and 2020, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities but may refine those valuations for up to a year from the date of the Merger. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
General

The Company is a Texas corporation and registered bank holding company headquartered in Houston, Texas. We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”), as the Houston region (“Houston region”) and the Beaumont-Port Arthur MSA, as the Beaumont region (“Beaumont region”). As of December 31, 2022, we operated 60 full-service banking centers, with 43 banking centers in the Houston region, 16 banking centers in the Beaumont region and one banking center in Dallas, Texas, which we collectively refer to as our markets. In February 2023, we consolidated five of the Houston banking centers in connection with the change of the bank’s name to Stellar Bank.

Through its wholly-owned subsidiary, Stellar Bank, the Company provides a diversified range of commercial banking services primarily to small- to medium-sized businesses, professionals and individual customers within our markets. We believe the size, growth and increasing economic diversity of our market, when combined with our community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage for serving small- to medium-sized business customers and further enables us to attract talented bankers.

As of December 31, 2022, we had total assets of $10.9 billion, total gross loans of $7.75 billion, total deposits of $9.27 billion and total shareholders’ equity of $1.38 billion.

Business Strategy
The Company’s objective is to grow and strengthen its banking franchise through its community banking strategy and strategic acquisitions. The Company is a leading provider of customized commercial banking services to small- and medium-sized business in our markets by providing superior customer service and by leveraging the strength and capabilities of local management.
Community banking strategy. Our community banking strategy leverages local delivery of the stellar customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering our personnel to make certain business decisions at a local level in order to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service banking centers and employ bankers with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the banking center level. We support banking center operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small- to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving superior external and internal service levels.
We will leverage our community banking strategy to organically grow our banking franchise through:
•increasing the productivity of existing bankers, as measured by loans, deposits and fee income per banker, while enhancing profitability by leveraging our existing operating platform;
•focusing on local decision-making, allowing us to provide customers with timely decisions on loan requests, which we believe allows us to effectively compete with larger financial institutions;
•preserving a culture of risk management;
•identifying and hiring additional seasoned bankers who will thrive within a locally-focused community banking model; and
•broadening our financial services offerings and technology adoption to better serve our customer base's evolving needs while increasing operational efficiency.
Strategic acquisitions. We intend to continue to expand our presence through organic growth and a disciplined         acquisition strategy. We generally focus on like-minded community banks with similar strategies to our own when evaluating acquisition opportunities and will also consider strategic non-bank acquisition opportunities that complement our growth strategy. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.
Competitive Strengths. We believe that we are well positioned to execute our community banking strategy as a result of the following competitive strengths:
•Experienced, growth-focused senior management team. Our senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions.
•Scalable banking and operational platform designed to foster and accommodate significant growth. We believe in the value of scale in banking and our operating platform and strategy is designed for growth. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. Our recently completed Merger better positions us to effectively invest in technology and be more future-focused than smaller banks. We believe that our scalable operating platform will effectively support growth, resulting in greater efficiency and enhanced profitability.

•Community-focused, full service customer relationships. We believe that our community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals in our markets. We actively solicit the deposit business of our consumer and commercial loan customers and seek to deepen these relationships with additional products and services.
•Local decision making authority. Recent acquisitions of many local financial institutions in our markets by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small- to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in our markets. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities. Our products and services are tailored to address the needs of our targeted customers and we believe positions us well to compete effectively and build strong customer relationships.
•Focus on seasoned bankers. We believe our management team’s long-standing presence and experience in our markets gives us valuable insight into the local market and the ability to successfully develop and recruit talented bankers. Our team of seasoned bankers has been the driver of our organic growth. Our officer compensation structure, which includes equity grants and various incentive programs, attracts talented bankers and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.
•Disciplined underwriting and credit administration. Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a nominal number of cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior level loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.
•Quality loan portfolio. The Company’s focus on loans to small- to medium-sized businesses results in a more diffused portfolio of relatively smaller loan relationships, thus which we believe reduces the risk relative to a dependence on significantly larger lending relationships. We define core loans as total loans excluding Paycheck Protection Program loans. As of December 31, 2022, our average funded core loan size was approximately $452 thousand.
Community Banking Services
Lending Activities
We offer a wide range of commercial and retail lending services, including commercial loans, loans to small businesses guaranteed by the Small Business Administration (the “SBA”), mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small- to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in our markets. We also offer factoring services through American Prudential Capital, Inc., a wholly-owned subsidiary of the Bank. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.
Deposit Products
Deposits are our principal source of funds for use in lending and other general banking purposes. We offer a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small- to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, money market accounts, savings accounts and other time deposits of various types and terms. We actively pursue business checking accounts by offering our business customers competitive rates and convenient services such as telephone, mobile and online banking. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposit products.

Other Banking Services
We offer basic banking products and services, which we believe are attractively priced, easily understood, convenient and readily accessible to our customers. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, mobile banking and banking by telephone, mail and Internet. Customers can conveniently access their accounts by phone, through a mobile application for smartphones and tablets, as well as through Internet banking that allows customers to obtain account balances, make deposits, transfer funds, pay bills online and receive electronic delivery of statements. We also provide safe deposit boxes, debit cards, cash management and wire transfer services, night depository, direct deposits, cashier’s checks and letters of credit. We have established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold when the requested loan amount exceeds the lending limits in our lending policies.
Competition
We compete in the highly competitive commercial banking industry through the Bank and firmly believe that the Bank’s presence in the community and philosophy of personalized service enhances our ability to attract and retain customers. The Bank faces strong direct competition for deposit funds, lending opportunities, talented bankers, acquisition candidates and other financial-related services.
We compete primarily with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores that may maintain their own credit programs and certain governmental organizations, all of which are actively engaged in providing various types of loans and other financial services that may offer more favorable financing than we are able to offer. Although some of our competitors are situated locally, others have statewide or nationwide presence. We believe that we are able to compete with other financial institutions because of our experienced banking professionals, the range and quality of products that we offer, our responsive decision-making with respect to loans and our emphasis on customer service, thereby establishing strong customer relationships and building customer loyalty that distinguishes us from our competitors.
We rely heavily on the continued business our bankers generate and the efforts of our officers and directors to solicit and refer potential customers, and we expect this reliance to continue for the foreseeable future. We believe that our recent market share gains in our geographic areas of operation are a reflection of our ability to effectively compete with the larger banks in our markets most of which are based out of state.
Human Capital Overview
We focus on attracting, developing and engaging high caliber talent focused on serving and fulfilling the needs of each of our identified constituencies. We have developed and created a unique culture where we empower people to thrive each day and believe in the power of local, and pursue a shared vision of success.
As a testament to our culture and our commitment to excellence, for the thirteenth consecutive year, the Bank was named a Top Workplace in Houston by the Houston Chronicle and this year we ranked number three in the large company category with 500 plus employees.
As of December 31, 2022, we employed approximately 1,025 full-time equivalent employees. None of our employees were represented by a collective bargaining unit or are party to a collective bargaining agreement. We believe our commitment to employee development and engagement decreases turnover and benefits our operating strategies.
We are committed to implementing diverse, equitable and inclusive policies and practices across the organization. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. We are committed to building togetherness and a culture where integrity, personal responsibility, extraordinary communication and servant leadership are the center of all that we do.
We continuously focus our efforts on recruiting, employing and advancing talented individuals, and our efforts include among many considerations, race and gender diversity. We monitor our workforce demographics on a routine basis and take pride in the diverse talent we employ and retain.

As of December 31, 2022, the race and gender diversity of our workforce was as follows:

Number of Employees (Headcount)	Non-White(1)	Percentage of Women
1,014	44%	70%
(1)    Of the 1,014 employee headcount, 19 did not disclose their race, therefore, the percentage of non-white employees in the table is based on 995 employees.
Learning and Development
We have a very robust learning and development program that provides numerous offerings to help employees achieve their career goals. The program offers management excellence courses, leadership development programs and communication and technology courses (to name a few) as part of our commitment to help engage and retain talent. Our investment in the growth and development of our employees serves as part of our short and long-term succession strategy to ensure we are developing the appropriate leadership and management pipelines for continuity purposes. Our strategy also includes developing individuals for key and critical roles to ensure the Bank is prepared to meet its growth goals.
Additionally, our employees receive continuing education courses that are relevant to the banking industry and their job function. All of these resources provide employees with the skills and knowledge necessary for them to fulfill their career aspirations as well as agile talent that is ready to move up and/or across the organization when ready and needed.
As part of our commitment to employee development, as well as to advance our diversity, equity and inclusion strategy, we entered into a partnership with Texas Southern University, a historically black university located in the Houston metropolitan area, to debut an endowed bankers program, which started in the Fall of 2021, to train the next diverse generation of bankers in an industry that has historically lacked diversity. The goal is to educate and prepare bankers to provide banking and financial education services to underrepresented communities that have traditionally lacked access to such services. Participants enroll in courses that range from financial technology and commercial bank management to lending activities and accreditation analysis and are taught by banking executives with extensive experience in the industry.
Compensation and Benefits
We provide a competitive compensation and benefits program to help attract, retain and meet the needs of our employees. In addition to providing competitive salaries, we offer performance-based incentive compensation in the form of an annual bonus and stock awards program to officers and a 401(k) Plan with an employer matching contribution. Additionally, we offer healthcare and insurance benefits, health savings and flexible spending accounts, paid time-off, family leave and an employee assistance program.

Available Information
The Company’s website address is www.stellar.bank. We make available free of charge on or through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that we file with or furnish to the SEC.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of the Company and its subsidiaries.

Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. We incur significant costs related to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.

The material statutory and regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to us and our subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.
.
Bank Holding Company and Bank Regulation

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (‘Federal Reserve”). As a bank holding company of a Texas state chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the Texas Department of Banking (“TDB”) and the FDIC.

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund. up to applicable legal limits. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the TDB and the FDIC.

Broad Supervision, Examination and Enforcement Powers

The primary objectives of the U.S. bank regulatory system are to protect depositors by ensuring the financial safety and soundness of banking organizations, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. To that end, the banking regulators have broad regulatory, examination and enforcement authority and regularly examine the operations of banking organizations.

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation or has engaged in unsafe or unsound banking practices. The regulators have the power to, among other things:

•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates certain requirements on the financial services industry, including, among many other things: (1) enhanced resolution authority with respect to troubled or failing banks and their holding companies, (2) increased regulatory examination fees, (3) the creation of the Consumer Financial Protection Board (the “CFPB”), and (4) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither the Company nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on our operations.

Source of Strength

Under Federal Reserve policy and federal regulations, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Notice and Approval Requirements Related to Control

Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act and the Texas Banking Act. Among other things, these laws require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person may be presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes.

In January 2020, the Federal Reserve approved a final rule that clarifies the framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the final rule sets forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rule also provides several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions. The changes in the final rule became effective September 30, 2020.

Permissible Activities and Investments

Banking laws generally restrict our ability to engage in, or acquire more than 5% of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company. The Company has not elected to pursue financial holding company status.

In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a non-bank entity.

The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC. The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.

Regulatory Capital Requirements and Capital Adequacy

The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors. As a bank holding company and a state-chartered non-member bank, the Company and the Bank are subject to both risk-based and leverage regulatory capital requirements.

The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.50%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.00%, (2) Tier 1 capital to risk-weighted assets of 8.50%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.50% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.00%. As of December 31, 2022, the Company’s ratio of CET1 to risk-weighted assets was 10.04%, Tier 1 capital to risk-weighted assets was 10.15%, total capital to risk-weighted assets was 12.39% and Tier 1 capital to average tangible quarterly assets was 8.55%.

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action as discussed below under “Prompt Corrective Action”. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

Under the Basel III Capital Rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. For banking organizations with less than $15 billion in total assets, existing trust preferred securities and cumulative perpetual preferred stock continue to be included in regulatory capital while other instruments are disallowed. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a ASC 310-20 the accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios. We did not elect to adopt the transition option. On January 1, 2020, the Company adopted ASC 310-20 and all loans accounted for under ASC 310-20 were included in the allowance for credit losses methodology, with no offset provided for any remaining fair value marks. In addition, all loans previously accounted for under ASC 310-30 had their credit marks reclassified to be included in the allowance for credit losses.

Prompt Corrective Action

Under the Federal Deposit Insurance Act (the “FDIA”), the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and does not meet the criteria for a “well capitalized” bank. A depository institution is “under-capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2022, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

The prompt corrective action regulations do not apply to bank holding companies. However, the Federal Reserve is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries.

Regulatory Limits on Dividends, Distributions and Repurchases

As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and Basel III capital requirements impose additional restrictions on the ability of banking institutions to pay dividends.

Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. The ability of the Bank to pay dividends to us is restricted by federal and state laws, regulations and policies.

Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required in order to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the Basel III Capital Rules could also have the effect of limiting the payment of capital distributions from the Bank.

In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement in the capital rules for any repurchase of common stock. In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms, substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O imposes restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

Brokered Deposits

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction. An “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

In addition, the FDIA prohibits an insured depository institution from offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC.

On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”, (2) the identification of a number of business relationships (“designated exceptions”) to which the “primary purpose” exception is automatically applicable, (3) the establishment of a “transparent” application process for entities that seek a “primary purpose” exception, but do not qualify as a “designated exception” and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one insured depository institution are not considered a “deposit broker.”

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Examination and Examination Fees

The FDIC periodically examines and evaluates state non-member banks. Based on such an evaluation, the Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between the Bank’s assessment and that of the FDIC. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and TDB may elect to conduct a joint examination. The TDB charges fees to recover the costs of examining Texas chartered banks, as well as filing fees for certain applications and other filings. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment for institutions with less than $10 billion in assets is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. For larger institutions, such as Stellar Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions.

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the Paycheck Protection Program (“PPP”), the Paycheck Protection Program Liquidity Facility (“PPPLF”) and the Money Market Mutual Fund Liquidity Facility (“MMLF”). Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institutions deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If the Company invests in or acquires an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for mergers and acquisitions. The regulatory authorities have imposed cease and desist orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

On January 1, 2021, Congress passed the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”), which enacted the most significant overhaul of the Bank Secrecy Act (“BSA”), and related anti-money laundering laws since the Patriot Act. The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was included in the NDAA. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by Financial Crimes Enforcement Network (“FinCEN”), and made available upon request to financial institutions), (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections, (3) increased penalties for violations of the BSA, (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks and (5) expanded duties and powers of FinCEN. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:
•Truth in Lending Act;
•Truth in Savings Act;
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Fair Debt Collection Act;
•Gramm-Leach-Bliley Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•laws regarding unfair and deceptive acts and practices; and
•usury laws.

Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

Consumer Financial Protection Bureau. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (1) lack of financial savvy, (2) inability to protect himself in the selection or use of consumer financial products or services, or (3) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

Mortgage loan origination. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure, but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

The Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services and improvements to critical infrastructure. The proposals change four key areas: (1) clarifying what activities qualify for CRA credit, (2) updating where activities count for CRA credit, (3) providing a more transparent and objective method for measuring CRA performance and (4) revising CRA-related data collection, record keeping and reporting. However, the Federal Reserve Board did not join the proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things (1) expand access to credit, investment and basic banking services in low- and moderate-income communities, (2) adapt to changes in the banking industry, including internet and mobile banking, (3) provide greater clarity, consistency and transparency in the application of the regulations and (4) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

Incentive Compensation Guidance

The Federal Reserve reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In July 2010, the federal banking agencies issued guidance on incentive compensation policies that applies to all banking organizations supervised by the agencies, including the Company and the Bank. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward, (2) be compatible with effective controls and risk management and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Section 956 of the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. The federal bank regulatory agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing guidance to (1) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (2) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (3) require appropriate board or committee oversight, (4) establish minimum recordkeeping and (5) mandate disclosures to the appropriate federal banking agency.

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states have recently implemented or modified their data breach notification and data privacy requirements, which could apply to us depending on the location of our customers. Many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a final rule related to computer-security incident reporting. With compliance required by May 1, 2022, the final rule requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase or decrease our cost of doing business, impose new restrictions on the way in which the Company conducts its operations or modify significant operational constraints that might impact the Company’s profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company and its subsidiaries’ business, financial condition or results of operations cannot be predicted. A change in laws, regulations or regulatory policies may have a material adverse effect on the Company’s business and results of operations.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on its business and earnings.
ITEM 1A. RISK FACTORS

Summary of Risk Factors

The Company’s business is subject to a number of risks, including risks that may prevent it from achieving its business objectives or may adversely affect its business, reputation, financial condition, results of operations, revenue and future prospects. These risks are discussed more fully in the section following this summary and include, but are not limited to, the following:

Risks Related to the Merger of CBTX and Allegiance
•cost savings, revenue synergies and other anticipated benefits of the Merger may not be fully realized or may take longer to realize than expected;
•reputational risk and the reaction of our customers, suppliers and employees or other business partners to the Merger;
•ability to effectively manage our expanded operations following the Merger; and
•substantial costs related to the Merger may be incurred.

Risks Related to Business and Operations
External and Market Related Risks
•challenging market conditions and economic trends;
•inflationary pressures and rising prices;
•concentration of our business in our markets and largely dependent upon the growth and welfare of those markets;
•impact of sustained volatility in oil prices and instability in the energy industry;
•strong competition to attract and retain customers;
•adverse impact of geopolitical events, war, natural disasters, pandemics and other catastrophes;
•climate change and related legislative and regulatory initiatives;
•ability to retain bankers and recruit additional successful bankers;
•operations may be adversely affected by labor shortages, turnover and labor cost increases; and
•the ability of our executive officers and other key individuals to continue the implementation of our long-term business strategy.
Growth Strategy Risks
•risks of pursuing additional acquisitions;
•risk that local teams may not follow internal policies or are negligent in their decision-making for business decisions that are made at the banking center level; and
•goodwill and other intangibles recorded in connection with a business acquisition may become impaired.

Credit and Lending Risks
•a significant percentage of our loan portfolio is comprised of real estate loans, including commercial real estate and construction, land development and other land loan portfolios, which expose us to credit risks that may be greater than the risks related to other types of loans;
•a large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral;
•we focus our business development and marketing strategy primarily on lending to small- to medium-sized businesses who may have fewer resources to weather adverse business developments;
•our allowance for credit losses may not be sufficient to cover actual losses; and
•failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.
Liquidity Risks
•lack of liquidity could impair our ability to fund operations;
•loss of government banking deposits lost within a short period of time could negatively impact liquidity and earnings; and
•additional capital and funding may not be available when needed or at all.
Interest Rate Risks
•the impact of fluctuations in interest rates; and
•potential losses related to our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Risks Related to Cybersecurity, Third-Parties and Technology
•we are dependent on information technology and telecommunications provided by third-parties;
•fraudulent activity, breaches of information security and cybersecurity attacks could have an adverse effect on our business; and
•continuing need for technological change, challenges resources to effectively implement new technology or operational challenges when implementing new technology.

Risks Related to Legal, Reputational and Compliance Matters
•failure to comply with laws regarding the privacy, information security and protection of personal information;
•employee errors and customer or employee fraud;
•the accuracy and completeness of information provided by the Company’s borrowers and counterparties;
•potential environmental liabilities in connection to our properties or real estate we foreclose on;
•potential claims and litigation pertaining to intellectual properties;
•regulatory requirements as total assets exceed $10 billion; and
•failure to maintain the Company’s reputation.

Risks Related to the Regulation of the Company’s Industry
•the Company operates in a highly regulated industry;
•failure to comply with any supervisory actions;
•new activities and expansion plans may require regulatory approval;
•noncompliance and enforcement action under the BSA and other anti-money laundering statutes and regulations;
•failure to comply with economic and trade sanctions or anti-corruption laws;
•risks associated with failure to comply with numerous federal and state lending laws designed to protect consumers;
•increases in FDIC deposit insurance premiums;
•Federal Reserve may require the Company to commit capital resources to support the Bank;
•the potential effects of the soundness, creditworthiness and liquidity of other financial institutions;
•monetary policies and regulations of the Federal Reserve may adversely affect the Company's business; and
•risks of loans to and deposits from related parties.

Risks Related to the Company’s Common Stock
•fluctuations in the market price of the Company’s common stock;
•priority of the holders of the Company’s debt obligations over its common stock with respect to payment;
•additional dilution of the percentage ownership of the Company’s shareholders from future sales and issuances of its capital stock or rights to purchase common stock;
•potential future issuance of shares of preferred stock;
•dependence upon the Bank for cash flow and restrictions on the Bank’s ability to make cash distributions;
•anti-takeover effect of certain provisions of the Company’s corporate organizational documents and provisions of federal and state law; and

•bylaws could limit a shareholder’s ability to obtain a favorable forum for disputes with the Company.

Risk Factors

An investment in the Company's common stock is subject to risks inherent to our business. Before you decide to invest in our common stock, you should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes in “Part II.—Item 8.—Financial Statements and Supplementary Data.” If any of the following risks occur, the Company’s business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. As a result, the trading price of the Company’s common stock could decline, and shareholders could lose all or part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward‑looking statements. Please refer to “Cautionary Note Regarding Forward‑Looking Statements” and “Part II.—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Risks Related to the Merger of CBTX and Allegiance
We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected.
A significant portion of the anticipated benefit of the Merger is attributable to anticipated cost savings from the integration of the two companies and elimination of duplicated costs and business functions. The Merger will require integration of the companies’ banking, sales and marketing, operating, finance and administrative functions. We may not be able to successfully integrate the companies, or we may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of the two companies in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of the two companies include, but are not limited to, our inability to manage or control integration costs; merging or linking different accounting and financial reporting systems and systems of internal controls; merging computer, technology and other information networks and systems; assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures; failure to retain existing key personnel and recruit qualified new employees at new locations; disrupting our relationship with, or loss of, key customers; incurring or guaranteeing additional indebtedness; and delays or cost-overruns in the integration process.

Any of these integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our businesses, and lead to substantial additional costs. The success of the Merger will depend on, among other things, the ability of the Company to operate its businesses in a manner that facilitates growth and realizes cost savings following the Merger. Our inability to realize the anticipated benefits of the Merger or to successfully integrate the two companies as well as other transaction-related issues could have a material adverse effect on our businesses, financial condition, and results of operations.
Reputational risk and the reaction of our customers, suppliers and employees or other business partners to the Merger.
Uncertainties about the effects of the Merger could cause customers and others who work with us to seek to change their existing business relationships with us and these uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the integration of the two companies, as employees may experience uncertainty about their roles with the Company. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees.
The Company’s future results will suffer if we do not effectively manage our expanded operations following the Merger.
As a result of the Merger, the size of our business increased significantly. The future success of the Company depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Additionally, the Company will be subject to increased regulatory requirements due to its increased asset size, and the ultimate effect of compliance with those expectations is not yet known.
We expect to continue to incur substantial costs related to the Merger.
We have incurred substantial costs in connection with the Merger and subsequent integration of the processes, policies, procedures, operations, and technologies and systems, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings.
Risks Related to Business and Operations
External and Market Related Risks
Challenging market conditions and economic trends have adversely affected the banking industry.
We operate in the challenging and uncertain financial services industry. The success of our business and operations is sensitive to general business and economic conditions in the U.S., our industry and our markets. If the U.S. economy weakens, enters a recession or there is a lack of growth in population, income levels, deposits and business investment in our local markets, our growth and profitability from our lending, deposit and asset management services could be constrained or negatively impacted. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions.
Uncertain market and economic conditions can make our ability to assess the creditworthiness of customers and estimate the losses in our loan portfolio more complex. Another national economic recession or continued deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for credit losses and result in the following consequences, any of which could have a material adverse effect on our business: (1) loan delinquencies may rise, (2) nonperforming assets and foreclosures may increase, (3) demand for our products and services may decline and (4) collateral securing our loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.
The future effects of economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During challenging economic environments, our customers are more dependent on our credit commitment, and increased borrowings under these commitments could adversely impact our liquidity.
Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose in 2022 at levels not seen for over 40 years, and inflationary pressures are currently expected to continue in 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could depress asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
The Company’s business is concentrated in and largely dependent upon the growth and welfare of its markets.
We conduct our operations almost exclusively in the Houston and Beaumont regions, a majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in these regions and a majority of our secured loans were secured by collateral located in these regions. The Company’s success depends, to a significant extent, upon the economic activity and conditions in its markets. Adverse economic conditions that impact the Company’s markets could reduce its growth rate, the ability of customers to repay their loans, the value of collateral underlying loans, the Company’s ability to attract deposits and generally impact its business, financial condition, results of operations and future prospects. Due to the Company’s geographic concentration, it may be less able than other larger regional or national financial institutions to diversify the Company’s credit risks.
We may be adversely impacted by sustained volatility in oil prices and instability in the energy industry.

The economic conditions in our markets are dependent on the energy sector generally and oil and gas specifically. Actions by the Organization of Petroleum Exporting Countries (“OPEC”) or OPEC plus Russia (“OPEC Plus”), including various Russian sanctions, have impacted global crude oil production levels and led to significant volatility in global oil supplies and oil prices. General uncertainty in the oil and gas market has led to unpredictable borrowing needs, construction and purchases of real estate related to energy and a number of other potential impacts that are difficult to isolate or quantify. As of December 31, 2022, the Company’s loan portfolio included $397.5 million, or 5.1%, of total loans directly or indirectly related to the oil and gas industry. Oil and gas loans are loans with revenue related to well-head, oil in the ground or extracting oil or gas, including any activity, product or service related to the oil and gas industry, such as exploration and production, drilling, equipment, services, midstream companies, service companies and commercial real estate companies with significant reliance on oil and gas companies. These loans directly or indirectly related to the oil and gas industry carry an overall allowance of 1.3% at December 31, 2022, have various types of collateral and are usually personally guaranteed by the owners of the borrower.
We face strong competition to attract and retain customers from other companies that offer banking services.
We conduct our operations almost exclusively in the Houston and Beaumont regions. Many of our competitors offer the same, or a wider variety of, banking services within this market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, financial technology (“fintech”) competitors and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Some fintech companies are not subject to the same regulations as we are, which may allow them to be more competitive. Increased competition from fintech companies and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.
The Company could be adversely impacted by geopolitical events, war, natural disasters, pandemics and other catastrophes.
Acts of terrorism, cyber-terrorism, political unrest, war (including the Russian invasion of Ukraine and its consequences), civil disturbance, armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. In addition, malfunctions of the electronic grid and other infrastructure breakdowns (such as the grid failures in Texas in February 2021 resulting from unusually cold weather for the region) could adversely affect economic conditions in our markets. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event could materially adversely affect our operating results.
The COVID-19 pandemic created extensive disruptions to the global economy and to the lives of individuals throughout the world and although the extreme disruptions have abated, the level of continued impact remains uncertain and cannot be predicted. The Company may be subject to continued risks, including but not limited to: (1) the risk of operational failures due to changes in the Company’s normal business practices including temporarily closing branches and offices, working remotely, and the loss of key employees and management due to illness, (2) credit losses resulting from financial stress experienced by the Company’s borrowers as a result of the pandemic, (3) collateral for loans, such as real estate, may decline in value, which could cause credit losses to increase and (4) cybersecurity and information security risks as the result of an increase in the number of employees working remotely. The future impact of the COVID-19 pandemic is uncertain but could materially affect the Company’s future financial and operational results.
Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.
Climate change may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, hurricanes, wildfires and extreme seasonal weather, which could disrupt operations at one or more of our locations and our ability to provide financial products and services to our customers. Such events could also have a negative effect on the financial status and creditworthiness of our customers, which may decrease revenues and business activities from those customers and increase the credit risk associated with loans and other credit exposures to such customers. In addition, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
Political and social attention to the issue of climate change has increased. The federal and state legislatures and regulatory agencies have proposed legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. We may incur compliance, operating, maintenance and remediation costs.
Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and the relationship management skills of our bankers. If we were to lose the services of highly productive bankers, including successful bankers employed by an acquired bank, to a competitor or otherwise, the Company may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel, including our ability to replace our current loan officers, staff and personnel as they age-out of the workforce. The Company may face difficulties in recruiting and retaining bankers and other personnel of our desired caliber, including as a result of staffing shortages and competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Furthermore, our current and potential new personnel may prefer and seek jobs where they can work fully remote. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

Our results of operations may be adversely affected by labor shortages, turnover and labor cost increases.

Labor costs are a material component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, a shift towards remote work, wage inflation, higher unemployment subsidies, other government regulations and general macroeconomic factors. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates and employee benefits costs to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. An overall labor shortage, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.

We are dependent on our executive officers and other key individuals to continue the implementation of our long-term business strategy and the loss of one or more of these key individuals could curtail our growth and adversely affect our business, financial condition, results of operations and prospects.

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team. Successful implementation of our business strategy is also dependent in part on the continued service of our banking center presidents. The community involvement and diverse and extensive local business relationships and experience in our markets of our officers are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and it may be difficult to find qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy to utilize employment agreements only in connection with merger or acquisition activities and not to have long-term employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.
Growth Strategy Risks
Our strategic growth plan, which includes pursuing acquisitions, could expose the Company to financial, execution and operational risks.
The Company’s growth strategy focuses on organic growth, supplemented by strategic acquisitions. The Company may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of the Company’s operations, the opening of new branches and the consummation of additional acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of the Company’s growth strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the Company’s ability to adapt its existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If the Company fails to implement one or more aspects of its growth strategy, the Company may be unable to maintain its historical earnings trends, which could adversely affect its business, financial condition and results of operations.
The Company intends to continue to pursue a strategy that includes future acquisitions. An acquisition strategy involves significant risks, including the following: (1) discovering proper candidates for acquisition, (2) incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business, (3) using inaccurate estimates and judgments to evaluate credit, operations, management, compliance and market risks with respect to the target institution or assets, (4) conducting adequate due diligence and managing known and unknown risks and uncertainties, including compliance and legal matters, (5) obtaining necessary regulatory approvals, (6) integrating the operations and personnel of the combined businesses, thereby creating an adverse short-term effect on results of operations, (7) attracting and retaining qualified management and key personnel, including bankers, (8) maintaining asset quality, (9) attracting and retaining customers, (10) attracting funding to support additional growth within acceptable risk tolerances and (11) maintaining adequate regulatory capital.
The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions of financial institutions involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. Acquisitions of financial institutions are also subject to regulatory approvals that can result in delays, which in some cases could be for a lengthy period of time or may not be received. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that it acquires or effectively eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the goodwill that the Company currently maintains or may recognize in connection with future transactions may be subject to impairment in future periods.
Certain business decisions are made at the bank center level, and our business, financial condition, results of operations and prospects could be negatively affected if our local teams do not follow our internal policies or are negligent in their decision-making.
We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to bankers based on their level of experience. Additionally, all loan relationships in excess of internal specified maximums are reviewed by a senior level loan committee, comprised of senior management of the Bank. Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to our decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent, could have a material adverse effect on our business, financial condition, results of operations and prospects.
If the goodwill that we have recorded in connection with business acquisitions becomes impaired, it could require charges to earnings.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. While we have not recorded any impairment charges, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. As of December 31, 2022, our goodwill totaled $497.3 million, compared to $223.6 million as of December 31, 2021.
Credit and Lending Risks
As a significant percentage of our loan portfolio is comprised of real estate loans, including commercial real estate and construction, land development and other land loan portfolios, which expose us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2022, $6.24 billion, or 80.4%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.

As of December 31, 2022, $3.93 billion, or 50.7%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $1.04 billion, or 13.4%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability.
Real estate construction, land development and other similar land loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to our completion. These risks include: (1) the viability of the contractor, (2) the value of the project being subject to successful completion, (3) the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within our estimates and (4) concentration of such loans with a single contractor and our affiliates.
Real estate construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also presents risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.
A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral.
As of December 31, 2022, $1.46 billion, or 18.8%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses.
The small- to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
We focus our business development and marketing strategy primarily on small- to medium-sized businesses, which we categorize as commercial borrowing relationships of generally less than $10.0 million of exposure. Small- to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact our markets and small- to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings may be affected.
The allowance for credit losses is a valuation allowance for current expected credit losses. We establish our allowance for credit losses and maintain it at a level management considers adequate to absorb expected loan losses in our loan portfolio. The allowance for credit losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us, such as past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited back to the allowance. Our allowance for credit losses consists of a general component based upon expected losses in the portfolio and a specific component based on individual loans that are individually evaluated. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.
As of December 31, 2022, our allowance for credit losses on loans was $93.2 million, which represented 1.20% of our total loans and 206.85% of our total nonperforming loans. As of December 31, 2021, our allowance for credit losses on loans was $47.9 million, which represented 1.14% of our total loans and 198.7% of our total nonperforming loans as of the same date. Additional loan losses may occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to results of the allowance for credit losses model or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense.
Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.
We participate in the SBA Preferred Lenders Program. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders who are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could adversely affect our business, financial condition and results of operations.
The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, including our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably. In addition, the aggregate amount of all SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the amount of SBA 7(a) loan guarantees in any given fiscal year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program.
Liquidity Risks
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

The Company’s most important source of funds is deposits, which have historically been stable sources of funds. However, deposits are subject to fluctuations in availability or price due to factors that may be outside of the Company’s control, including increasing competitive pressure from other financial services firms for consumer or corporate customer deposits, changes in interest rates, returns on other investment classes and systemic risk of the financial system, the actions of regulatory agencies, the reputation of the Company among others. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing funding costs and reducing net interest income and net income. A significant outflow of deposits could force us to sell securities held in our securities portfolio and could result in us recognizing significant losses.

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

The Company’s access to funding sources, such as through its line of credit, capital markets offerings, borrowing from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, or from other third-parties, in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
If our deposits from governments and municipalities were to significantly decline within a short period of time, this could negatively impact our liquidity and earnings.
As of December 31, 2022, we held $1.23 billion of deposits from municipalities throughout Texas. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.
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
Interest Rate Risks
The Company is subject to interest rate risk.

Changes in interest rates could have an adverse impact on the Company’s net interest income, business, financial condition and results of operations. Many factors outside the Company’s control impact interest rates, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder, instability in domestic and foreign financial markets and other macroeconomic conditions. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve increased interest rates rapidly. Further, the Federal Reserve has increased the benchmark rapidly and has announced an intention to take further actions to mitigate inflationary pressures. A majority of banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings and cash flows are significantly dependent on its net interest income and are subject to “gaps” in the interest rate sensitivities of assets and liabilities that may negatively impact earnings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Interest rate increases often result in larger payment requirements for borrowers, including our floating-rate borrowers, which increase the potential for default and delayed payment, and reduces demand for collateral securing the loan. Further, loans in nonaccrual status require continued funding costs, but result in decreased interest income. Interest rate increases may also reduce the demand for loans, decrease loan repayment rates and increase competition for deposits, which could cause an increase in nonperforming assets and charge offs, which could adversely affect our business. Declining interest rates can increase loan prepayments and long‑term fixed rate credits, which could adversely impact earnings and net interest margin if rates increase. If short‑term interest rates remain at low levels for a prolonged period and longer‑term interest rates fall, the Company could experience net interest margin compression as interest‑earning assets would continue to reprice downward while interest-bearing liability rates could fail to decline in tandem. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results of operations. Changes in interest rates can also impact the value of loans, securities and other assets.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2022, the fair value of our securities portfolio was $1.81 billion, which represented 16.6% of total assets. Factors beyond our control, including interest rate increases, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. In order to satisfy liquidity needs, we may be forced to sell securities which would then require us to realize losses. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining impairment usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our unrealized losses for our securities portfolio may increase in future periods and we may recognize losses within our securities portfolio.
Risks Related to Cybersecurity, Third-Parties and Technology
The Company depends on information technology and telecommunications including third-party service providers.
The Company’s business depends on the successful and uninterrupted functioning of its information technology and telecommunications systems including with third-party servicers and financial intermediaries. The Company relies on third-parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring its network and other processing services. The failure of these systems, an information security or cybersecurity breach involving any of the Company’s third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based, could adversely impact the Company’s business, financial condition and results of operations. In addition, the Company’s regulators have issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. Any failure on the Company’s part to adequately oversee the actions of its third-party service providers could result in regulatory actions against the Bank.
We could be adversely impacted by fraudulent activity, breaches of our information security and cybersecurity attacks.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients or third-parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients or misappropriation of assets and litigation. The occurrence of any of these could also damage our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third-parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks and in the computer and data management systems and networks of third-parties. In addition, to access our network, products and services, our customers and other third-parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.
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
As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs.
During 2018, CommunityBank experienced a security incident involving the possible unauthorized access of certain personal information in the possession of CommunityBank. The Company takes the privacy of personal information seriously and took steps to address the incident promptly after it was discovered, including initiating an internal investigation into the incident and working with an independent forensic investigation firm to assist in the investigation of and response to the incident. The Company may be subject to similar cyber-attacks or incidents in the future that could lead to litigation, cause reputational harm or cause customers to lose confidence in the Company’s ability to safeguard their information.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
The financial services industry is changing rapidly, and to remain competitive, we continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in our not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. In addition, complications during a conversion of our core technology platform or implementation or upgrade of any software could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.
Third-parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.
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
In the course of our business, we may acquire real estate in connection with our growth efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.
The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties; we may not have adequate remedies against the prior owners or other responsible parties; and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. Furthermore, the value of the property as collateral will generally be substantially reduced, or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.
The Company is subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support their day‑to‑day operations. Technology companies frequently enter litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company also uses trademarks and logos for marketing purposes, and third-parties may allege that the Company’s marketing, processes or systems may infringe their intellectual property rights. Competitors of the Company’s vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to the Company. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation that can be expensive, time‑consuming, and disruptive to operations and distracting to management.

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

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $10.9 billion as of December 31, 2022. The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium terms.

Negative public opinion regarding the Company or its failure to maintain the Company’s or the Bank’s reputation in the communities served could adversely impact business.

As a community bank, the Company’s reputation within the communities served is critical to its success. The Company believes it has set itself apart from competitors by building strong personal and professional relationships with its customers and by being an active member of the communities it serves. The Company strives to enhance its reputation by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves and delivering superior service to customers. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including (1) lending practices, (2) expansion strategy, (3) product and service offerings, (4) corporate governance, (5) regulatory compliance, (6) mergers and acquisitions, (7) disclosure, (8) sharing or inadequate protection of customer information, (9) successful or attempted cyber-attacks against the Company, its customers or its third-party partners or vendors and (10) failure to discharge any publicly announced commitments to employees or environmental, social and governance initiatives or to respond adequately to social and sustainability concerns from the viewpoint of its stakeholders from actions taken by government regulators and community organizations in response to the Company’s conduct. If the Company’s reputation is negatively affected by the actions of its employees or otherwise, the Company may be less successful in attracting new talent and customers or may lose existing customers. Further, negative public opinion can expose the Company to litigation and regulatory action and could delay and impede efforts to implement its expansion strategy.
Risks Related to Regulation of the Company’s Industry
The Company operates in a highly regulated environment.
As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC's Deposit Insurance Fund and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts to comply or reflects a difference in interpretation, could subject the Company to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules or regulations could make compliance more difficult or expensive.
State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which the Company is or becomes subject as a result of such examinations may adversely affect the Company.
Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.
Many of the Company’s new activities and expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.
We intend to continue to grow our business through strategic acquisitions of financial institutions coupled with organic growth. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, liquidity, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and our record of compliance with laws and regulations, the convenience and needs of the communities to be served including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. We may also be required to sell or, in the alternative, commit to retain branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
We also plan to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.
The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (“U.S. Treasury”) to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Department of Justice”), Drug Enforcement Administration and Internal Revenue Service.

We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2022, our deposits from foreign nationals, primarily residents of Guatemala, accounted for approximately 1.2% of our total deposits.
In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws could have a material adverse impact our business, financial condition and results of operations.
The Office of Foreign Assets Control administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of and transactions with such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action or otherwise gain an unfair business advantage. We are also subject to applicable anti‑corruption laws in the jurisdictions in which we may operate. Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA, could have serious legal and reputational consequences for us.
The Company is subject to numerous federal and state lending laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material sanctions and penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.
Increases in FDIC deposit insurance premiums could adversely affect our earnings.
On September 15, 2020, in response to the decline in the reserve ratio due to deposit growth resulting mainly from the COVID-19 pandemic, the FDIC adopted a restoration plan to restore the Deposit Insurance Fund reserve ratio to at least 1.35% within eight years, as required by the Federal Deposit Insurance Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates. If any required increase is insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay FDIC premiums higher than current levels. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations. In addition, we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. These increased premiums would have an adverse effect on our net income and results of operations.
The Federal Reserve may require the Company to commit capital resources to support the Bank.
A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when our resources are limited and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.
We may be materially and adversely affected by the soundness, creditworthiness and liquidity of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
The Company could be adversely impacted by monetary policies and regulations of the Federal Reserve.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to the Company’s Common Stock
The market price of Company’s common stock may be volatile and fluctuate significantly, which could cause the value of an investment in the Company's common stock to decline.
The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:
•general economic conditions and overall market fluctuations;
•actual or anticipated fluctuations in our quarterly or annual financial results;
•operating and stock price performance of other companies that investors deem comparable to ours;
•the perception that investment in Texas is unattractive or less attractive during periods of low or unstable oil prices;
•publication of research reports about the Company, its competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of the Company’s financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•other news, announcements or disclosures (whether by the Company or others) related to the Company, its competitors, its primary markets or the financial services industry or the trading volume of the Company’s common stock;
•changes in dividends and capital returns;
•changes in governmental trade, monetary policies and fiscal policies, including the interest rate policies of the Federal Reserve;
•changes in economic, competitive, regulatory conditions and technical factors , or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors; and
•additional or anticipated sales of the Company’s common stock or other securities by the Company or existing shareholders.
Additionally, the realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of the Company’s common stock and cause the value of an investment in the Company’s common stock to decline. Furthermore, the stock market has experienced substantial fluctuations, which in many cases have been unrelated to the operating performance and prospects of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of the Company’s common stock over the short, medium or long term, regardless of our actual performance.
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
Future sales and issuances of the Company’s common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of its shareholders.
The Company may issue additional securities in the future and from time to time, including as consideration in future acquisitions or under compensation or incentive plans. Future sales and issuances of the Company’s common stock or rights to purchase its common stock could result in substantial dilution to the Company’s existing shareholders. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of the Company’s common stock. The Company may grant registration rights covering shares of its common stock or other securities in connection with acquisitions and investments.
The Company may issue shares of preferred stock in the future, which could make it difficult for another company to acquire it or could otherwise adversely affect the rights of the holders of the Company’s common stock, which could depress the price of the Company’s common stock.
The Company’s second amended and restated certificate of formation authorizes it to issue up to 10,000,000 shares of one or more series of preferred stock. The Company’s Board of Directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series and the dividend rate for each series, without any further vote or action by the Company’s shareholders. The Company’s preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of the Company’s common stock. The potential issuance of preferred stock may delay or prevent a change in control of the Company, discouraging bids for the Company’s common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of the Company’s common stock.

The Company is dependent upon the Bank for cash flow, and the Bank's ability to make cash distributions is restricted, which could impact the Company's ability to satisfy its obligations.
There can be no assurance of whether or when we may pay dividends on our common stock in the future. Our ability to pay dividends is dependent on the Bank’s ability to pay dividends to it, which is limited by applicable laws and banking regulations. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action. Payments of future dividends, if any, will be declared and paid at the discretion of our Board of Directors after taking into account our business, operating results and financial condition, current and anticipated cash needs, plan for expansion and any legal or contractual limitations on our ability to pay dividends. In addition, the Company’s existing credit agreement restricts our ability to pay dividends.
The Company’s corporate governance documents and certain corporate and banking provisions of Texas law applicable to it could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition and other actions.
The Company’s second amended and restated certificate of formation and bylaws contain certain provisions that may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control. These provisions include: (1) staggered terms for directors, who may be removed from office only for cause, (2) a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals and (3) a provision that any special meeting of the Company’s shareholders may be called only by a majority of the Board of Directors, the Chairman of the Board of Directors or a holder or group of holders of at least 50% of the Company’s shares entitled to vote at the meeting.
The Company’s second amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the Board of Directors to issue shares of preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of the Company’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.
In addition, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Bank Holding Company Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition.
The Company’s bylaws include an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees.
The Company’s bylaws provide that unless the Company consents in writing to the selection of an alternative forum for the following purposes, any state or federal court located in Harris County in the State of Texas (the county in which Houston, Texas is located) shall be the sole and exclusive forum for (1) any actual or purported derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee or agent of the Company to the Company or the Company’s shareholders or creditors, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (3) any action asserting a claim against the Company or any current or former director, officer, or other employee or agent of the Company arising pursuant to any provision of the TBOC, the certificate of formation, or the bylaws of the Company (as any of the foregoing may be amended from time to time), or (4) any action asserting a claim against the Company or any current or former director, officer, or other employee or agent of the Company as governed by the internal affairs doctrine, including any action to interpret, apply, enforce or determine the validity of any provision of the TBOC, the certificate of formation, or the bylaws of the Company (as any of the foregoing may be amended from time to time).
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the exclusive forum provision with respect to state courts of the Company’s bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such an exclusive forum provision as written in connection with claims arising under the Securities Act, and the Company’s shareholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the exclusive forum provision of the Company’s bylaws, as amended pursuant to the merger agreement.

The exclusive forum provision in the Company’s bylaws, as amended pursuant to the merger agreement, may limit the Company’s shareholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, shareholders who do bring a claim in a Harris County court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Harris County, Texas. Furthermore, if a court were to find the exclusive forum provision contained in the Company’s bylaws, as amended pursuant to the merger agreement, to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business, operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 9 Greenway Plaza, Suite 110, Houston, Texas 77046. As of December 31, 2022, we had 60 full-service banking centers, with 43 banking centers located in the Houston region, 16 banking centers in the Beaumont region and one banking center in Dallas, Texas. We lease 22 of these banking centers, as well as our executive office, and own the remaining 38 banking centers. On February 18, 2023, we consolidated five of the Houston region banking centers upon conversion of the Allegiance Bank and CommunityBank banking centers to Stellar Bank banking centers.

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive through and leases the branch. The Company believes that lease terms for the 22 banking centers that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2023 to 2045, without consideration of any renewal periods available.

We believe that our facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to claims and litigation arising in the ordinary course of business. In the opinion of management, we are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor. We intend to defend ourselves vigorously against any future claims or litigation.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
The Company’s common stock is listed on the NASDAQ Global Market under the symbol “STEL.” Prior to the Merger, the Company’s stock was listed on the NASDAQ Global Market under the symbol “CBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Market’s listings. As of March 10, 2023, there were 52,974,885 shares outstanding and 1,285 shareholders of record of the Company’s common stock. The closing price per share of common stock on December 31, 2022, the last trading day of the year, was $29.46.

Dividends
During 2022, the Company paid three quarterly cash dividends of $0.10 per share and one quarterly dividend of $0.13 per share on its common stock during 2022. Stellar declared a quarterly dividend of $0.13 per share to be paid in the first quarter of 2023. See Note 21 — Subsequent Events. The dividends paid per share of the Company have been retrospectively adjusted to reflect the effect of the Merger. Payments of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on Stellar’s ability to pay dividends.
As a bank holding company, the Company’s ability to pay dividends is affected by the regulations promulgated by and the policies and enforcement powers of the Federal Reserve. In addition, because the Company is a holding company, it is dependent upon the payment of dividends by the Bank to the Company as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to the Company. See Item 1. “Business—Regulation and Supervision—Regulatory Limits on Dividends, Distributions and Repurchases.”
In connection with the F&M Bancshares, Inc. acquisition, Allegiance assumed junior subordinated debentures that allow it to defer interest payments thereunder for a period of time. To the extent the Company elects to defer any interest payments under the junior subordinated debentures, the Company will be prohibited by the terms of the junior subordinated debentures from making dividend payments on its common stock until it retires the arrearages on the junior subordinated debentures. In addition, the Company’s existing credit agreement restricts its ability to pay dividends under certain conditions.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2022, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	942,879	$26.16	1,424,973
Equity compensation plans not approved by security holders	—	—	—
Total	942,879		1,424,973
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2022, the Company’s Board of Directors authorized a share repurchase program, or the 2022 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting September 22, 2022 through September 30, 2023.

Repurchases under the Company’s share repurchase program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the fourth quarter of 2022.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
October 1, 2022 to October 31, 2022	90,247	$29.33	—	1,218,027
November 1, 2022 to November 30, 2022	—	$—	—	1,183,082
December 1, 2022 to December 31, 2022	—	$—	—	1,357,773
Total	90,247	$29.33

(1)    Shares employees elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

(2)     Computed based on the closing share price of the Company’s common stock as of the end of each period shown.

Performance Graph
The performance graph compares the cumulative total shareholder return on CBTX’s common stock for the period beginning at the close of trading on December 31, 2017 to the close of trading on September 30, 2022 and Stellar’s common stock for the period beginning October 1, 2022 to the close of trading on December 31, 2022, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2017 in the Company’ common stock, in the NASDAQ Composite Index and in the NASDAQ Bank Index. The historical stock price performance for Stellar’s common stock shown on the graph below is not necessarily indicative of future stock performance.
(1)    Prior to the Merger, the shares were traded under the symbol “CBTX.”
*    $100 invested on December 31, 2017 in Stellar’s common stock or an index, including reinvestment of dividends. Fiscal year ending December 31.

	2017	2018	2019	2020	2021	2022
Stellar Bancorp, Inc.	100.00	99.75	107.01	89.53	103.66	107.19
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Bank	100.00	75.78	89.41	81.19	114.69	96.14
(Source: Refinitiv)
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements. These forward‑looking statements reflect the Company’s current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I.—Item 1A.—Risk Factors” and the following:

•the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

◦inflation, interest rate, securities market and monetary fluctuations;

◦local, regional, national and international economic conditions and the impact they may have on the Company and our customers and the Company’s assessment of that impact;

◦sustained instability of the oil and gas industry in general and within Texas;

◦liquidity risks associated with the Company’s business, including lack of access to liquidity;

◦the composition of the Company’s loan portfolio and the concentration of loans in commercial real estate and commercial real estate construction;

◦the geographic concentration of the Company’s markets;

◦the accuracy and sufficiency of the assumptions and estimates the Company makes in establishing reserves for potential loan losses and other estimates;

◦the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;

◦deterioration of asset quality;

◦changes in the value of collateral securing the Company’s loans;

◦the risk that the expected cost savings and any revenue synergies from the Merger may not be fully realized or may take longer than anticipated to be realized;

◦the ability to retain personnel after the completion of the Merger;

◦natural disasters and adverse weather on the Company’s market area, acts of terrorism, pandemics, an outbreak of hostilities, such as the conflict in Ukraine, or other international or domestic calamities and other matters beyond the Company’s control;

◦the potential impact of climate change;

◦the impact of pandemics, epidemics or any other health-related crisis;

◦the Company’s ability to maintain important deposit customer relationships and its reputation;

◦the Company’s ability to maintain effective internal control over financial reporting;

◦the cost and effects of cyber incidents or other failures, interruptions or security breaches of the Company's systems or those of the Company's customers or third-party providers;

◦the failure of certain third- or fourth-party vendors to perform;

◦the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;

◦the costs, effects and results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals or meet conditions associated with the same;

◦changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

◦the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; and

◦other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Item 15.—Exhibits and Financial Statement Schedules and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Part I.—Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.

The Company disclaims any obligation and does not intend to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Overview
We generate most of our income from interest income on loans, interest income from investments in securities and service charges on customer accounts. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in our markets, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.
Our net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds, referred to as a “rate change.” Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.
Completion of Merger of Equals
On October 1, 2022, Allegiance and CBTX merged with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company.
Immediately following the Merger, CommunityBank merged with and into Allegiance Bank with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023. After the merger, Stellar became one of the largest banks based in Houston.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company. In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.

The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance results for the first nine months of 2022, while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. The Company’s historical operating results as of and for the years ended December 31, 2021 and 2020, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities but may refine those valuations for up to a year from the date of the Merger. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Critical Accounting Policies
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses is a valuation account which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The Company bases its estimates of credit losses on three primary components: (1) estimates of expected losses that exist in various segments of performing loans over the remaining life of the loan portfolio using a reasonable and supportable economic forecast, (2) specifically identified losses in individually analyzed credits which are collateral-dependent, which generally include loans internally graded as impaired and purchased credit deteriorated (“PCD”) loans and (3) qualitative factors related to economic conditions, portfolio concentrations, regulatory policy updates, and other relevant factors that address estimates of expected losses not fully addressed based upon management’s judgment of portfolio conditions. One of the most significant judgments used in determining the allowance for credit losses is the reasonable and supportable economic forecast. Estimating the timing and amounts of future losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected. Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.

The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that decrease the allowance, (2) subsequent recoveries on loans previously charged off that increase the allowance and (3) provisions for (or reversal of) credit losses charged to income that increase or decrease the allowance. Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326 – Measurement of Credit Losses on Financial Instruments.

In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

The allowance for credit losses could be affected by significant downturns in circumstances relating to loan quality and economic conditions and as such may not be sufficient to cover expected losses in the loan portfolio which could necessitate additional provisions or a reduction in the allowance for credit losses if our assumption prove to be incorrect. Unanticipated changes and events could have a significant impact on the financial performance of borrowers and their ability to perform as agreed. We may experience significant credit losses if borrowers experience financial difficulties, which could have a material adverse effect on our operating results.

Fair value of loans acquired in a business combination

On October 1, 2022, the Company recorded $273.6 million of goodwill, based on the fair value of acquired assets and liabilities of CBTX. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgement on estimates about discount rates, expected future cash flows, market conditions and other future events.

For purchased financial loans with credit deterioration, PCD loans, an estimate of expected credit losses was made for loans with similar risk characteristics and was added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans.

Management relied on economic forecasts, internal valuations, or other relevant factors which were available at the time of the Merger in the determination of the assumptions used to calculate the fair value of the acquired loans. The estimates about discount rates, expected future cash flows, market conditions and other future events are subjective and may differ from estimates.

The estimate of fair values on acquired loans contributed to the recorded goodwill from the Merger. In future income statement periods, interest income on loans will include the amortization and accretion of any premiums and discounts resulting from the fair value of acquired loans. Additionally, the provision for credit losses on acquired individually analyzed PCD loans may be impacted due to changes in the assumptions used to calculated expected cash flows.

Merger and goodwill

The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. This often involves estimates based on third-party or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Business combinations also typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the goodwill relates. The amortization of intangible assets with definite useful lives is based upon the estimated economic benefits to be received, which is also subjective. Provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period.

Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses on PCD loans is recognized within business combination accounting. The allowance for credit losses for non-purchased credit deteriorated (“non-PCD”) assets is recognized as provision expense in the same reporting period as the business combination. The valuation of other identifiable intangible assets, including core deposit intangibles and other intangibles, requires assumptions such as projected attrition rates, expected revenue and costs, discount rates and other forward-looking factors. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill recognized in connection with the business combination. Our estimates of the fair value of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. The Company assesses goodwill for impairment at the reporting unit level on an annual basis, or more often if an event occurs or circumstances change which indicate there may be impairment. The impairment test compares the estimated fair value of each reporting unit with its net book value. The fair value of the reporting unit is estimated using valuation techniques that market participants would use in an acquisition of the whole reporting unit, such as estimated discounted cash flows, the quoted market price of our common stock adjusted for a control premium, and observable average price-to forward-earnings and price-to-tangible book multiples of observed transactions. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value and any impairment recognized.

The Company performed its annual qualitative assessment to determine if it was more likely than not that a reporting unit’s fair value was less than its carrying value as of September 30, 2022. Based on this assessment, it was determined the reporting units’ fair value exceeded their carrying value. See Note 3 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill balances and Note 2 – Acquisitions to the consolidated financial statements for goodwill and intangibles recorded in the periods presented.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements.
Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2022, unless otherwise specified. See “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of 2021 versus 2020 results.

The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance’s activity for the first nine months of 2022 while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. Accordingly, the Company’s historical operating results as of and for the years ended December 31, 2021 and 2020, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities. The Company’s taxes are provisional along with the review of certain contracts assumed in the Merger. The Merger had a significant impact on all aspects of the Company’s financial statements, and as a result, financial results after the Merger are not comparable to financial results prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid per share and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Net income was $51.4 million, or $1.47 per diluted common share, for the year ended December 31, 2022 compared with $81.6 million, or $2.82 per diluted common share, for the year ended December 31, 2021, a decrease of $30.1 million, or 36.9%. The decrease in net income was primarily due to a $56.5 million increase in noninterest expense and a $53.0 million increase in provision for credit losses, partially offset by a $60.4 million increase in net interest income, an $11.8 million increase in noninterest income and a $7.2 million decrease in the provision for income taxes. The increased provision for credit losses from the prior year was primarily due to the initial provision for credit losses recorded on acquired non-PCD loans of $28.2 million. Acquisition and merger-related expenses totaled $24.1 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021. See further analysis of the material fluctuations in the related discussions that follow.
Returns on average equity were 5.69% and 10.38%, returns on average assets were 0.64% and 1.24% and efficiency ratios were 64.23% and 58.86% for the years ended December 31, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 93.4% of total revenue during 2022. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the effective federal funds rate, which is the cost of immediately available overnight funds, and the U.S. prime interest rate. During 2022, the effective federal funds rate increased 425 basis points to end the year at 4.50%. There were no changes to the effective federal funds rate during 2021. During 2020, the effective federal funds rate decreased 150 basis points to end the period at 0.25%. Similarly, during 2022, the U.S. prime rate increased 425 basis points to end the period at 7.50%. There were no changes to the U.S. prime rate during 2021. During 2020, the U.S. prime rate decreased 150 basis points to end the year at 3.25%.
Net interest income before the provision for credit losses for the year ended December 31, 2022 was $289.0 million compared with $228.6 million for the year ended December 31, 2021, an increase of $60.4 million, or 26.4% primarily due to the increase in average interest-earning assets and liabilities as a result of the Merger.
Interest income was $323.0 million for the year ended December 31, 2022, an increase of $69.8 million, or 27.6%, compared with $253.2 million for the year ended December 31, 2021 primarily due to the Merger as average interest-earning asset balances increased along with increased interest rates and an increase in higher-yielding loans during the year. Average interest-earning assets increased $1.48 billion, or 25.0%, for the year ended December 31, 2022 compared with the year ended December 31, 2021 primarily due to the Merger.
Interest expense was $34.0 million for the year ended December 31, 2022, an increase of $9.4 million, or 38.2%, compared with $24.6 million for the year ended December 31, 2021. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 81 basis points for the year ended December 31, 2022 compared to 66 basis points for the same period in 2021. Average interest-bearing liabilities increased $439.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the Merger.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2022 was 3.94%, an increase of 4 basis points compared to 3.90% for the year ended December 31, 2021. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 4.36% and the average rate paid on interest-bearing liabilities of 0.81% for the year ended December 31, 2022 increased by 9 basis points and 15 basis points, respectively, over the same period in 2021. Tax equivalent adjustments to net interest margin are the result of increased or decreased income from tax-free securities by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2022 and 2021, thus making tax-exempt yields relatively more comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$5,171,944	$280,375	5.42%	$4,422,467	$230,713	5.22%	$4,383,375	$225,959	5.15%
Securities	1,779,425	37,861	2.13%	1,050,376	21,798	2.08%	588,318	15,538	2.64%
Deposits in other financial institutions	462,075	4,758	1.03%	458,190	673	0.15%	36,945	265	0.72%
Total interest-earning assets	7,413,444	$322,994	4.36%	5,931,033	$253,184	4.27%	5,008,638	$241,762	4.83%
Allowance for credit losses on loans	(59,244)			(51,513)			(46,680)
Noninterest-earning assets	634,073			680,191			675,701
Total assets	$7,988,273			$6,559,711			$5,637,659
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,140,575	$9,278	0.81%	$574,079	$1,409	0.25%	$385,482	$2,045	0.53%
Money market and savings deposits	1,841,348	9,861	0.54%	1,571,532	3,956	0.25%	1,316,188	7,326	0.56%
Certificates and other time deposits	1,034,491	7,825	0.76%	1,349,216	11,628	0.86%	1,268,080	21,675	1.71%
Borrowed funds	61,773	1,216	1.97%	144,354	1,878	1.30%	197,525	2,183	1.11%
Subordinated debt	109,111	5,856	5.37%	108,588	5,749	5.29%	108,064	5,850	5.41%
Total interest-bearing liabilities	4,187,298	$34,036	0.81%	3,747,769	$24,620	0.66%	3,275,339	$39,079	1.19%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	2,833,865			1,983,934			1,593,354
Other liabilities	62,581			41,972			37,278
Total liabilities	7,083,744			5,773,675			4,905,971
Shareholders' equity	904,529			786,036			731,688
Total liabilities and shareholders' equity	$7,988,273			$6,559,711			$5,637,659
Net interest rate spread			3.55%			3.61%			3.64%
Net interest income and margin(1)		$288,958	3.90%		$228,564	3.85%		$202,683	4.05%
Net interest income and margin (tax equivalent)(2)		$292,152	3.94%		$231,315	3.90%		$204,416	4.08%
(1)The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)The tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 and other applicable effective tax rates.

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

	For the Years Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-Earning assets:
Loans	$39,262	$10,400	$49,662	$2,640	$2,114	$4,754
Securities	15,214	849	16,063	12,203	(5,943)	6,260
Deposits in other financial institutions	20	4,065	4,085	3,022	(2,614)	408
Total increase (decrease) in interest income	54,496	15,314	69,810	17,865	(6,443)	11,422

Interest-Bearing liabilities:
Interest-bearing demand deposits	1,442	6,427	7,869	1,001	(1,637)	(636)
Money market and savings deposits	647	5,258	5,905	1,421	(4,791)	(3,370)
Certificates and other time deposits	(2,731)	(1,072)	(3,803)	1,387	(11,434)	(10,047)
Borrowed funds	(1,075)	413	(662)	(588)	283	(305)
Subordinated debt	23	84	107	28	(129)	(101)
Total (decrease) increase in interest expense	(1,694)	11,110	9,416	3,249	(17,708)	(14,459)
Increase in net interest income	$56,190	$4,204	$60,394	$14,616	$11,265	$25,881
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded a $50.7 million provision for credit losses for the year ended December 31, 2022 compared to a $2.3 million release of provision for credit losses for the year ended December 31, 2021. The provision for credit losses for the year ended December 31, 2022 included an initial provision for credit losses recorded on acquired non-PCD loans of $28.2 million along with a provision for acquired unfunded commitments of $5.0 million as a result of the Merger. The remaining increase in the provision during 2022 compared to the prior year primarily reflects the increase in loans during the year, among other factors.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Noninterest income totaled $20.4 million for the year ended December 31, 2022 compared to $8.6 million for the year ended December 31, 2021, an increase of $11.8 million, or 137.7%. Noninterest income increased in 2022 primarily due to increased scale as a result of the Merger along with nonrecurring gains on sales of securities, loans and assets held for sale totaling $4.1 million.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2022	2021		2021	2020
	(In thousands)
Nonsufficient funds fees	$834	$464	$370	$464	$404	$60
Service charges on deposit accounts	2,856	1,671	1,185	1,671	1,530	141
Gain (loss) on sale of assets	4,050	(272)	4,322	(272)	287	(559)
Bank owned life insurance income	1,125	554	571	554	582	(28)
Debit card and ATM card income	4,465	2,996	1,469	2,996	2,205	791
Other(1)	7,024	3,149	3,875	3,149	3,148	1
Total noninterest income	$20,354	$8,562	$11,792	$8,562	$8,156	$406
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Noninterest expense was $196.1 million for the year ended December 31, 2022 compared to $139.6 million for the year ended December 31, 2021, an increase of $56.5 million, or 40.5%. The increase in noninterest expense was primarily due to increased salaries and benefits, amortization of core deposit intangibles and acquisition and merger-related expenses associated with the Merger.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)	For the Years Ended December 31,		Increase (Decrease)
	2022	2021		2021	2020
	(In thousands)
Salaries and employee benefits(1)	$107,554	$90,177	$17,377	$90,177	$80,152	$10,025
Net occupancy and equipment	10,335	9,144	1,191	9,144	7,969	1,175
Depreciation	4,951	4,254	697	4,254	3,716	538
Data processing and software amortization	11,337	8,862	2,475	8,862	7,992	870
Professional fees	3,583	3,025	558	3,025	3,128	(103)
Regulatory assessments and FDIC insurance	4,914	3,407	1,507	3,407	2,926	481
Amortization of intangibles	9,303	3,296	6,007	3,296	3,922	(626)
Communications	1,800	1,406	394	1,406	1,387	19
Advertising	2,460	1,692	768	1,692	1,565	127
Other real estate expense	369	548	(179)	548	5,162	(4,614)
Acquisition and merger-related expenses	24,138	2,011	22,127	2,011	—	2,011
Other	15,332	11,732	3,600	11,732	9,575	2,157
Total noninterest expense	$196,076	$139,554	$56,522	$139,554	$127,494	$12,060
(1)Total salaries and employee benefits includes $9.0 million, $4.0 million and $3.4 million in stock based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Salaries and Employee Benefits. Salaries and benefits were $107.6 million for the year ended December 31, 2022, an increase of $17.4 million, or 19.3%, compared to the year ended December 31, 2021 primarily due to the Merger.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $24.1 million and $2.0 million incurred during 2022 and 2021, respectively, were primarily related to legal and advisory fees along with compensation associated with the Merger.

Amortization of intangibles. Core deposit intangible amortization increased $6.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due the $138.2 million core deposit intangible created as a result of the Merger.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance. We calculate the Company’s efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio increased to 64.23% for the year ended December 31, 2022 compared to 58.86% for the year ended December 31, 2021 and 60.55% for the year ended December 31, 2020.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor fixed and variable expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense decreased $7.2 million, or 39.5%, to $11.1 million for the year ended December 31, 2022 compared with $18.3 million for the same period in 2021 primarily due to a decrease in pre-tax net income. The effective tax rates were 17.7%, 18.4% and 18.6% for the years ended December 31, 2022, 2021 and 2020, respectively.
Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2022 and 2021. The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance’s activity for the first nine months of 2022 while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. Earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. This information should be read in conjunction with the accompanying consolidated financial statements.

	Interest Income	Net Interest Income	Net Income Attributable to Common Shareholders	Earnings Per Share(1)
				Basic	Diluted
	(Dollars in thousands, except per share data)
2022
First quarter	$60,303	$55,172	$18,657	$0.65	$0.64
Second quarter	62,840	57,482	16,437	0.57	0.56
Third quarter	67,882	60,690	14,286	0.51	0.50
Fourth quarter	131,969	115,614	2,052	0.04	0.04

2021
First quarter	$62,828	$55,698	$18,010	$0.63	$0.62
Second quarter	62,832	56,596	22,925	0.80	0.79
Third quarter	63,893	58,166	19,060	0.66	0.66
Fourth quarter	63,631	58,104	21,558	0.75	0.74
(1)Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Financial Condition
Loan Portfolio
At December 31, 2022, total loans were $7.75 billion, an increase of $3.53 million, or 83.7%, compared with December 31, 2021 primarily due to the Merger.
Total loans as a percentage of deposits were 83.7% and 69.8% as of December 31, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 71.1% and 59.4% as of December 31, 2022 and December 31, 2021, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,455,795	18.8%	$693,559	16.4%
Paycheck Protection Program (PPP)	13,226	0.2%	145,942	3.5%
Real estate:
Commercial real estate (including multi-family residential)	3,931,480	50.7%	2,104,621	49.9%
Commercial real estate construction and land development	1,037,678	13.4%	439,125	10.4%
1-4 family residential (including home equity)	1,000,956	12.9%	685,071	16.2%
Residential construction	268,150	3.4%	117,901	2.8%
Consumer and other	47,466	0.6%	34,267	0.8%
Total loans	7,754,751	100.0%	4,220,486	100.0%
Allowance for credit losses on loans	(93,180)		(47,940)
Loans, net	$7,661,571		$4,172,546
Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies generally located in our markets. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third-party loan review is performed on a periodic basis during the year. Results of these reviews are presented to management and the risk committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel and contained in our policies and procedures.
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased $762.2 million, or 109.9%, to $1.46 billion as of December 31, 2022 compared to $693.6 million as of December 31, 2021.
Paycheck Protection Program. The CARES Act authorized the SBA to guarantee loans under a 7(a) loan program called the PPP. The balance of PPP loans decreased $132.7 million to $13.2 million as of December 31, 2022 due to loan forgiveness.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2022 and December 31, 2021, 45.3% and 54.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $1.83 billion, or 86.8%, to $3.93 billion as of December 31, 2022 from $2.10 billion as of

December 31, 2021 primarily due to the Merger as well as organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $394.5 million to $471.6 million as of December 31, 2022 from $77.1 million as of December 31, 2021. We had 234 multi-family loans with an average loan size of $2.0 million as of December 31, 2022.

As of December 31, 2022, the Company’s loan portfolio included $287.3 million of multifamily community development loans with associated tax credits, which fund Texas based projects to promote affordable housing.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2022 and December 31, 2021, 18.2% and 22.3%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development land loans increased $598.6 million, or 136.3%, to $1.04 billion as of December 31, 2022 compared to $439.1 million as of December 31, 2021 primarily as a result of the Merger.
As of December 31, 2022, the Company’s loan portfolio included $79.7 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas based projects to promote affordable housing.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $315.9 million, or 46.1%, to $1.00 billion as of December 31, 2022 from $685.1 million as of December 31, 2021 primarily as a result of the Merger. The home equity, home improvement and home equity lines of credit portion of our residential real estate portfolio increased $1.9 million, or 1.61%, to $120.9 million as of December 31, 2022 from $119.0 million as of December 31, 2021 primarily as a result of the Merger.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $150.2 million, or 127.4%, to $268.2 million as of December 31, 2022 from $117.9 million as of December 31, 2021 primarily due to the Merger.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $13.2 million, or 38.5%, to $47.5 million as of December 31, 2022 from $34.3 million as of December 31, 2021 primarily due to the Merger.
The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	As of December 31, 2022
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$601,103	$669,907	$183,693	$1,092	$1,455,795
Paycheck Protection Program (PPP)	46	13,180	—	—	13,226
Real estate:
Commercial real estate (including multi-family residential)	408,588	2,148,447	949,717	424,728	3,931,480
Commercial real estate construction and land development	222,515	680,618	59,509	75,036	1,037,678
1-4 family residential (including home equity)	104,814	380,332	165,009	350,801	1,000,956
Residential construction	146,429	62,386	40,792	18,543	268,150
Consumer and other	20,462	23,657	3,347	—	47,466
Total loans	$1,503,957	$3,978,527	$1,402,067	$870,200	$7,754,751

Loans with predetermined (fixed) interest rates	$771,011	$2,883,016	$586,171	$232,312	$4,472,510
Loans with floating interest rates	732,946	1,095,511	815,896	637,888	3,282,241
Total loans	$1,503,957	$3,978,527	$1,402,067	$870,200	$7,754,751

	As of December 31, 2021
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$296,120	$305,836	$91,603	$—	$693,559
Paycheck Protection Program (PPP)	5,645	140,297	—	—	145,942
Real estate:
Commercial real estate (including multi-family residential)	282,372	1,217,220	435,746	169,283	2,104,621
Commercial real estate construction and land development	111,320	277,389	23,904	26,512	439,125
1-4 family residential (including home equity)	87,515	324,611	121,289	151,656	685,071
Residential construction	74,994	16,515	26,392	—	117,901
Consumer and other	25,350	8,696	221	—	34,267
Total loans	$883,316	$2,290,564	$699,155	$347,451	$4,220,486

Loans with predetermined (fixed) interest rates	$558,167	$2,033,247	$278,267	$78,961	$2,948,642
Loans with floating interest rates	325,149	257,317	420,888	268,490	1,271,844
Total loans	$883,316	$2,290,564	$699,155	$347,451	$4,220,486
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont regions. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont regions. As of December 31, 2022 and 2021, commercial real estate and commercial construction loans represented 64.1% and 60.3%, respectively, of our total loans.

Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
We had $45.0 million and $24.1 million in nonperforming loans as of December 31, 2022 and 2021, respectively. If interest on nonaccrual loans had been accrued under the original loan terms, $1.7 million, $948 thousand and $902 thousand would have been recorded as income for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2022	2021
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$25,297	$8,358
Paycheck Protection Program (PPP)	105	—
Real estate:
Commercial real estate (including multi-family residential)	9,970	12,639
Commercial real estate construction and land development	—	63
1-4 family residential (including home equity)	9,404	2,875
Residential construction	—	—
Consumer and other	272	192
Total nonaccrual loans	45,048	24,127
Accruing loans 90 or more days past due	—	—
Total nonperforming loans(1)	45,048	24,127
Other real estate	—	—
Other repossessed assets	—	—
Total nonperforming assets(2)	$45,048	$24,127
Restructured loans(3)	$35,425	$9,068
Nonperforming assets to total assets	0.41%	0.34%
Nonperforming loans to total loans	0.58%	0.57%
(1)Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(2)Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, repossessed assets and other real estate.
(3)Restructured loans represent the balance at the end of the respective period for those performing loans modified in a troubled debt restructuring that are not already presented as a nonperforming loan.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At December 31, 2022 and 2021, we had $51.9 million and $47.1 million, respectively, in loans of this type which are not included in any of the nonaccrual or 90 days past due loan categories. At December 31, 2022, potential problem loans consisted of 50 credit relationships.
Weakness in these organizations’ operating performance, financial condition and borrowing base deficits, among other factors, have caused us to heighten the attention given to these credits. Potential problem loans impact the allocation of our allowance for credit losses on loans as a result of our risk grade based allocation methodology. See Note 6 – Loans and Allowance for Credit Losses in the accompanying notes to consolidated financial statements for details regarding our allowance allocation methodology.

Nonperforming assets increased $20.9 million to $45.0 million at December 31, 2022, from $24.1 million at December 31, 2021. Nonaccrual loans consisted of 96 separate credits at December 31, 2022 compared to 64 separate credits at December 31, 2021. Nonperforming assets were 0.58% of total loans at December 31, 2022 compared to 0.57% at December 31, 2021.
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with ASC 326, that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 6 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At December 31, 2022, our allowance for credit losses on loans was $93.2 million, or 1.20% of total loans, compared with $47.9 million, or 1.14% of total loans, as of December 31, 2021. This increase in the allowance for credit losses on loans during 2022 was primarily due to the initial provision for credit losses recorded on acquired non-PCD loans which totaled $28.2 million as well as a $7.6 million day one adjustment to the allowance on acquired PCD loans as a result of the Merger.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses on loans and other related data:

	As of and for the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$5,171,944	$4,422,467
Gross loans outstanding at end of period	7,754,751	4,220,486
Allowance for credit losses on loans at beginning of period	47,940	53,173
Allowance for PCD loans	7,558	—
Provision for credit losses on loans(1)	44,032	(2,923)
Charge-offs:
Commercial and industrial loans	(7,461)	(1,579)
Real estate:
Commercial real estate (including multi-family residential)	(400)	(857)
Commercial real estate construction and land development	(72)	—
1-4 family residential (including home equity)	(57)	(21)
Residential construction	—	—
Consumer and other	(66)	(24)
Total charge-offs for all loan types	(8,056)	(2,481)
Recoveries:
Commercial and industrial loans	1,334	164
Real estate:
Commercial real estate (including multi-family residential)	174	—
Commercial real estate construction and land development	59	—
1-4 family residential (including home equity)	52	—
Residential construction	—	—
Consumer and other	87	7
Total recoveries for all loan types	1,706	171
Net charge-offs	(6,350)	(2,310)
Allowance for credit losses on loans at end of period	$93,180	$47,940
Allowance for credit losses on loans to total loans	1.20%	1.14%
Net charge-offs to average loans	0.12%	0.05%
Allowance for credit losses on loans to nonperforming loans	206.85%	198.70%
(1)    Includes a $28.2 million provision credit losses on loans recorded on acquired non-PCD loans as a result of the Merger.

The following table shows the allocation of the allowance for credit losses on loans among our loan categories and the percentage of the respective loan category to total loans held for investment as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2022		2021
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses on loans applicable to:
Commercial and industrial loans	$41,236	18.8%	$16,629	16.4%
Paycheck Protection Program (PPP)	—	0.2%	—	3.5%
Real estate:
Commercial real estate (including multi-family residential)	32,970	50.7%	23,143	49.9%
Commercial real estate construction and land development	14,121	13.4%	6,263	10.4%
1-4 family residential (including home equity)	2,709	12.9%	847	16.2%
Residential construction	1,796	3.4%	975	2.8%
Consumer and other	348	0.6%	83	0.8%
Total allowance for credit losses on loans	$93,180	100.0%	$47,940	100.0%
The Company believes that the allowance for credit losses on loans at December 31, 2022 is adequate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at December 31, 2022 should any of the factors considered by management in making this estimate change.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2022, our allowance for credit losses on unfunded commitments was $12.0 million compared to $5.3 million at December 31, 2021. The increase in the allowance for credit losses on unfunded commitments during 2022 was primarily due to the additional provision for credit losses on unfunded commitments as a result of the Merger.
See Note 6 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2022, the carrying amount of investment securities totaled $1.81 billion, an increase of $33.8 million, or 1.91%, compared with $1.77 billion as of December 31, 2021. As a result of the Merger, we acquired $513.2 million of securities on the date of the Merger. During the fourth quarter of 2022, we sold $353.9 million of the acquired securities for a gain of $1.2 million. We also had maturities and payoffs totaling $2.4 million during the year 2022. Securities represented 16.6% and 25.0% of total assets as of December 31, 2022 and 2021, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.
The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 5 – Securities in the accompanying notes to the consolidated financial statements for additional information.
The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the table below, municipal securities are calculated on a tax equivalent basis.

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,438	0.54%	$173,380	0.92%	$16,081	4.96%	$167,518	4.92%	$433,417	2.55%
Municipal securities	—	0.00%	21,195	3.45%	93,313	2.93%	465,568	3.39%	580,076	3.31%
Agency mortgage-backed pass-through securities	1	3.21%	14,112	4.02%	11,201	4.53%	345,157	2.94%	370,471	3.03%
Agency collateralized mortgage obligations	—	0.00%	17,291	2.80%	8,008	2.70%	436,461	1.78%	461,760	1.83%
Corporate bonds and other	1,050	1.25%	4,000	6.20%	64,176	4.64%	73,966	2.68%	143,192	3.66%
Total	$77,489	0.55%	$229,978	1.58%	$192,779	3.75%	$1,488,670	2.95%	$1,988,916	2.78%

	December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$4,127	3.25%	$249,188	0.80%	$22,752	1.29%	$125,744	0.98%	$401,811	0.91%
Municipal securities	2,383	3.16%	5,548	3.63%	73,369	2.93%	386,864	3.06%	468,164	3.05%
Agency mortgage-backed pass-through securities	—	0.00%	4,954	2.96%	4,805	3.21%	297,338	1.35%	307,097	1.41%
Agency collateralized mortgage obligations	—	0.00%	11,212	2.80%	14,020	2.72%	418,045	1.34%	443,277	1.42%
Corporate bonds and other	—	0.00%	3,000	5.75%	50,388	4.72%	76,926	2.33%	130,314	3.34%
Total	$6,510	3.22%	$273,902	1.04%	$165,334	3.24%	$1,304,917	1.88%	$1,750,663	1.88%
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay and, in particular, monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.
As of December 31, 2022 and 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.13% during the year ended December 31, 2022 compared with 2.08% for the year ended December 31, 2021. The increase in average yield during 2022 compared to 2021 was primarily due to the higher interest rate environment over the prior year and the growth in our securities portfolio during the year.
Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million and $223.6 million as of December 31, 2022 and 2021, respectively. The increase during 2022 of $273.6 million was due to the Merger. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of December 31, 2022 was $143.5 million compared to $14.7 million as of December 31, 2021. The increase in core deposit intangibles during 2022 was due to the Merger. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and certificates and other time accounts. We rely primarily on convenient locations, personalized service and our customer relationships to attract and retain these deposits. We generally seek customers that will both engage in a lending and deposit relationship with us.
Total deposits at December 31, 2022 were $9.27 billion, an increase of $3.22 billion, or 53.2%, compared with $6.05 billion at December 31, 2021. As a result of the Merger, we acquired $3.72 billion of deposits. Noninterest-bearing deposits at December 31, 2022 were $4.23 billion, an increase of $1.99 billion, or 88.6%, compared with $2.24 billion at December 31, 2021. Interest-bearing deposits at December 31, 2022 were $5.04 billion, an increase of $1.23 billion, or 32.4%, compared with $3.80 billion at December 31, 2021. Our ratio of noninterest-bearing deposits to total deposits was 45.6% and 59.0% for the years ended December 31, 2022, and 2021, respectively.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,140,575	0.81%	$574,079	0.25%
Money market and savings	1,841,348	0.54%	1,571,532	0.25%
Certificates and other time	1,034,491	0.76%	1,349,216	0.86%
Total interest-bearing deposits	4,016,414	0.67%	3,494,827	0.49%
Noninterest-bearing deposits	2,833,865	—	1,983,934	—
Total deposits	$6,850,279	0.39%	$5,478,761	0.31%
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity:

As of December 31, 2022
(In thousands)
Three months or less	$132,191
Over three months through six months	56,870
Over six months through 12 months	157,532
Over 12 months	86,267
Total	$432,860

Borrowings
We have an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans and certain securities. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2022, the Company had total borrowing capacity of $2.31 billion, of which $1.16 billion was available under this facility and $1.15 billion was outstanding based on September 30, 2022 financial information for Allegiance prior to the Merger. The amount available under this facility is updated by the FHLB on a quarterly basis after the submission of regulatory Call Reports by the Bank. At December 31, 2022, the Company had FHLB advances of $64.0 million at a weighted average rate of 4.70%. Letters of credit were $1.08 billion at December 31, 2022, of which $1.00 billion will expire in 2023, $57.9 million will expire in 2024, $16.0 million will expire in 2025 and $5.0 million will expire in 2028.
Following submission of the Bank’s regulatory Call Report as of December 31, 2022, the FHLB updated the Company’s total borrowing capacity to reflect the combined financial information of Stellar to be $3.70 billion.
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution, (“Loan Agreement”), which has been periodically amended and provides for a $75.0 million revolving line of credit. At December 31, 2022, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2022 or 2021. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of Stellar Bank.

Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank's Texas Ratio (as defined in the Loan Agreement) shall not exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2022, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Subordinated Debt
Junior Subordinated Debentures
In connection with the F&M Bancshares, Inc. acquisition, we assumed junior subordinated debentures with an aggregate original principal amount of $11.3 million and a current fair value of $9.9 million at December 31, 2022. At acquisition, we recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. See Note 13 – Subordinated Debt to the accompanying audited consolidated financial statements.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million.
As of December 15, 2022, the Notes bear a floating rate of interest equal to 3-Month London Interbank Offered Rate (“LIBOR”)+ 3.03% until the Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Notes will be redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Notes are not subject to redemption at the option of the holders.
In September 2019, we completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.6 million.
The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 313 basis points (3.13%) for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement for the Company Notes), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2022 and 2021, our liquidity needs have been met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Average assets totaled $7.99 billion and $6.56 billion for the years ended December 31, 2022 and 2021, respectively. The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated.

	For the Years Ended December 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	35.4%	30.2%
Interest-bearing	50.3%	53.3%
Borrowed funds	0.8%	2.2%
Subordinated debt	1.4%	1.7%
Other liabilities	0.8%	0.6%
Shareholders’ equity	11.3%	12.0%
Total	100.0%	100.0%
Uses of Funds:
Loans	64.7%	67.4%
Securities	22.3%	16.0%
Deposits in other financial institutions	5.8%	7.0%
Noninterest-earning assets	7.2%	9.6%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	41.4%	36.2%
Average loans to average deposits	75.5%	80.7%
Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $1.37 billion, or 25.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our average loans increased $749.5 million, or 16.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 8.3 years and modified duration of 4.8 years at December 31, 2022, and a weighted average life of 6.5 years and modified duration of 4.6 years at December 31, 2021.
As of December 31, 2022 and December 31, 2021, we had outstanding commitments to extend credit of $2.36 billion and $1.09 billion, respectively, and commitments associated with outstanding letters of credit of $35.5 million and $21.2 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At December 31, 2022 and 2021, the Company had FHLB letters of credit in the amount of $1.08 billion and $1.36 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 12 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
As of December 31, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of December 31, 2022, we had cash and cash equivalents of $371.7 million compared with $757.5 million at December 31, 2021, a decrease of $385.8 million, or 50.9%. This decrease in cash and cash equivalents was primarily due to the increase in core loans partially offset by the decrease in deposits.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of December 31, 2022. These include payments related to (1) operating leases (Note 9 – Leases), (2) time deposits with stated maturity dates (Note 10 – Deposits), (3) long-term borrowings (Note 12 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 17 – Off-Balance Sheet Arrangements, Commitments and Contingencies).
Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2022. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	As of December 31, 2022
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(In thousands)
Commitments to extend credit	$840,800	$494,142	$409,579	$615,204	$2,359,725
Standby letters of credit	33,427	1,900	173	—	35,500
Total	$874,227	$496,042	$409,752	$615,204	$2,395,225
Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. The amount and type of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.
Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment and we would have the rights to the underlying collateral. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. Our policies generally require that standby letter of credit arrangements be backed by promissory notes that contain security and debt covenants similar to those contained in loan agreements.

Capital Resources
Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding companies and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.
Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2022 and 2021, the Bank was well-capitalized.
Basel III Capital Rules impacted regulatory capital ratios of banking organizations in the following manner: created a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increased the minimum leverage capital ratio to 4.0% for all banking organizations; increased the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintained the minimum total risk-based capital ratio at 8.0%.
In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital of 2.5%. The effect of the capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2022 to the minimum and well-capitalized regulatory standards:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
STELLAR BANCORP, INC.
(Consolidated)
Total capital (to risk weighted assets)	12.39%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.04%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.15%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.55%	4.00%	4.00%	N/A

STELLAR BANK(1)
Total capital (to risk weighted assets)	12.02%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.46%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	10.46%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.81%	4.00%	4.00%	5.00%
(1)On February 18, 2023, Allegiance Bank changed its name to Stellar Bank.
Total shareholder’s equity was $1.38 billion at December 31, 2022, compared with $816.5 million at December 31, 2021, an increase of $566.7 million, or 69.4%, primarily due to the impact of the Merger and net income during 2022 partially offset by the increase in unrealized losses on available for sale securities, repurchases of common stock and dividends paid on common stock during the year. During 2022, the Company paid three quarterly cash dividends of $0.10 per share and one quarterly dividend of $0.13 per share on its common stock during the fourth quarter of 2022.
Asset/Liability Management and Interest Rate Risk
Our asset liability and interest rate risk policy provides management with the guidelines for effective balance sheet management. We have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
As a financial institution, a component of the market risk that we face is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. We do not own any trading assets. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of a community banking business. The Company enters into interest rate swaps as an accommodation to customers.
Our exposure to interest rate risk is managed by our Balance Sheet Risk Committee of the Bank (“BSRC”). The BSRC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the BSRC considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The BSRC meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the BSRC reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. All instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency and call dates, as well as prepayment assumptions for loans and securities and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.
The following table summarizes the simulated change in net interest income and the economic value of equity over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021
+300	0.5%	(0.1)%	(2.9)%	(1.0)%
+200	0.5%	(0.7)%	(0.7)%	1.1%
+100	0.4%	(0.7)%	0.6%	1.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.0)%	(3.5)%	(3.2)%	(3.3)%
-200	(7.5)%	(7.4)%	(9.4)%	(17.3)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2022, although our assets increased due to the Merger, the overall interest rate risk profile change only slightly. Cash balances declined while the proportion of variable loans to total loans increased. In addition to balance sheet changes, the rise in interest rates also influenced the interest rate risk profile.

LIBOR Transition

The Company’s transition away from LIBOR has been substantially completed. As of December 31, 2022, LIBOR was used as an index rate for one of the Company’s credit participation agreements and twelve loans or less than 1% of the Company’s loans.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the market risk of the Company’s financial instruments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Asset/Liability Management and Interest Rate Risk.” Our principal market risk exposure is to changes in interest rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 72 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer, respectively.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Crowe LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 173), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 72 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, Texas, Firm ID: 173)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated November 5, 2021, by and between Allegiance Bancshares, Inc. and CBTX, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 12, 2021)

2.2
First Amendment, dated as of August 25, 2022, to the Agreement and Plan of Merger, dated as of November 5, 2021, by and between CBTX, Inc. and Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.2*	Description of Registrant’s Securities
4.3	Other instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish copies of these instruments to the Commission upon request.
10.1	Third Amended and Restated Loan Agreement, dated December 13, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022)
10.2	Revolving Promissory Note (Floating Rate), dated December 13, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2022)
10.3
Amended and Restated Pledge and Security Agreement, dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Stellar Bancorp, Inc. filed with the SEC on November 18, 2022)

10.4†
Executive Employment Agreement dated March 17, 2022, by and among CBTX. Inc., CommunityBank of Texas, N.A. and Robert R. Franklin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2022)

10.5†
Change in Control Severance Agreement, dated March 17, 2022, by and between CBTX, Inc. and Robert T. Pigott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 18, 2022)

10.6†
Employment Agreement, dated August 26, 2022, by and among CBTX, Inc., CommunityBank of Texas, N.A. and J. Pat Parsons (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 26, 2022)

10.7†
Form of Allegiance Bancshares, Inc.’s Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Allegiance Bancshares, Inc.’s Current Report on Form 8-K filed on March 18, 2022)

10.8†	Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.9†
Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 31, 2022 (File No. 333-268073)

10.10†
Stellar Bancorp, Inc. Form of Performance Share Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 31, 2022 (File No. 333-268073)

10.11†	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.12†	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.13†	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)
10.14†
Amended and Restated Employment Agreement, dated August 26, 2022, by and among CommunityBank of Texas, N.A. and Travis Jaggers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

10.15†	CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)
10.16†
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

10.20†	VB Texas, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)
10.21†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)
10.22†
Form of Stock Option Award Agreement and Notice of Stock Option Award under the CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)

10.23†
Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (including form of awards) (incorporated by reference to Exhibit 10.2 to Allegiance’s Registration Statement on Form S-1 filed with the SEC on August 24, 2015 (Commission File No. 333-206536))

10.24†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

10.25†
Amendment to the Post Oak Bancshares, Inc. Stock Option Plan, dated March 17, 2011, (incorporated by reference to Allegiance’s Exhibit 4.3 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))

10.26†	Post Oak Bancshares, Inc. Stock Option Plan, (incorporated by reference to Allegiance’s Exhibit 4.2 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))
10.27†
Amendment to the Post Oak Bancshares, Inc. Stock Option Plan, dated March 17, 2016, (incorporated by reference to Allegiance’s Exhibit 4.4 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))

10.28†
Amendment to the Post Oak Bancshares, Inc. Stock Option Plan, as amended, dated September 19, 2018, (incorporated by reference to Allegiance’s Exhibit 4.5 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))

10.29†
Amendment to the Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to Allegiance’s Current Report on Form 8-K filed on May 24, 2017 (Commission File No. 001-37585))

10.30†
Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (including form of awards) (incorporated by reference to Exhibit 10.2 to Allegiance’s Registration Statement on Form S-1 filed with the SEC on August 24, 2015 (Commission File No. 333-206536))

10.31†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

21.1*	Subsidiaries of Stellar Bancorp, Inc.
23.1*	Consent of Crowe LLP
24.1*	Power of Attorney
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________

*    Filed with this Annual Report on Form 10-K
**    Furnished with this Annual Report on Form 10-K
***     Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished
†     Indicates a management contract or compensatory plan
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2023

STELLAR BANCORP, INC.

By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Robert R. Franklin, Jr.	Chief Executive Officer (Principal Executive Officer); Director	March 15, 2023
Robert R. Franklin, Jr.

/s/ Paul P. Egge	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2023
Paul P. Egge

*	Director	March 15, 2023
John Beckworth

*	Director	March 15, 2023
Jon-Al Duplantier

*	Director	March 15, 2023
Michael A. Havard

*	Director	March 15, 2023
Frances H. Jeter

*	Director	March 15, 2023
George Martinez

*	Director	March 15, 2023
William S. Nichols, III

*	Director	March 15, 2023
Joe E. Penland, Sr.

*	Director	March 15, 2023
Reagan A. Reaud

*	Director	March 15, 2023
Steven F. Retzloff

*	Director	March 15, 2023
Fred S. Robertson

*	Director	March 15, 2023
Joseph B. Swinbank

*	Director	March 15, 2023
John E. Williams, Jr.

*	Director	March 15, 2023
William E. Wilson, Jr.

*By: /s/ Robert R. Franklin, Jr.
Attorney-in-Fact
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Stellar Bancorp, Inc.
Houston, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stellar Bancorp, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or on the accounts or disclosures to which they relate.
Business Combination – Fair Value of Acquired Loans

As described in Notes 1 and 2 to the financial statements, effective October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) merged with and into CBTX, Inc. (“CBTX”) (the “Merger”). The Merger was accounted for as a reverse acquisition, with Allegiance deemed to have acquired CBTX in the Merger. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the Company for all periods before October 1, 2022. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make estimates and assumptions. The fair value of the acquired loans was $3.0 billion and required management to make estimates about future cash flows and discount rates that are subjective and actual cash flows may differ from estimated cash flows.

We identified the determination of the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate required subjective auditor judgment in evaluating subjective assumptions associated with the fair value determination and the need for specialized skill in performing our testing.

The primary audit procedures we performed to address this critical audit matter included:

•Tested the operating effectiveness of internal controls over the fair value of the acquired loans, including
◦controls over the determination of assumptions,
◦controls over data used in the estimate,
◦controls over model output, including the use of sensitivity analysis and considerations of corroborative or contradictory information.

•Substantively, used specialists to assist in developing an independent fair value for the acquired loans and comparison of management’s estimate to the independently developed fair value. Developing the independent fair value involved testing the completeness and accuracy of loan data provided by management and independently developing future cash flows and discount rate assumptions.

•Evaluated management’s acquisition date fair value of acquired loans for evidence for potential bias.
Allowance for Credit Losses (“ACL”) on Loans – Qualitative Loss Factors
As described in Notes 1 and 6 to the financial statements, the Company estimates expected credit losses to be realized over the contractual life of the loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
As of December 31, 2022, the ACL on loans of $93.2 million consisted of (1) loss allocations on loans individually evaluated and (2) loss allocations on loans collectively evaluated. Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the loan portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors. The portfolio-specific factors are described in more detail within Note 1.
The determination of these inherently subjective qualitative loss factors for each loan portfolio category can have a significant impact on the estimate of expected credit losses recorded within the allocation of the allowance for loans collectively evaluated.
Given the significance of qualitative loss factors to the overall ACL, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative loss factors, we have identified auditing the qualitative loss factors used to establish the allocation of the ACL on loans collectively evaluated to be a critical audit matter as it required especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of internal controls over review of management’s judgments involved in the determination of qualitative loss factor adjustments.
•Tested the operating effectiveness of internal controls over the relevance and reliability of the data used in qualitative loss factor adjustments, as well as internal controls over the mathematical accuracy of management’s ACL calculation.
•Substantively tested management’s judgments involved in the determination of qualitative loss factor adjustments, including evaluating external economic and industry trends, evaluating the overall composition of the loan portfolio, and evaluating the appropriateness of both current conditions and reasonable and supportable forecasts.
•Substantively tested the relevance and reliability of the data used in qualitative loss factor adjustments and verified the mathematical accuracy of management’s qualitative allocation calculation.
/s/ Crowe LLP
We have served as the Company's auditor since 2014.
Dallas, Texas
March 15, 2023

STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$67,063	$23,961
Interest-bearing deposits at other financial institutions	304,642	733,548
Total cash and cash equivalents	371,705	757,509
Available for sale securities, at fair value	1,807,586	1,773,765
Loans held for investment	7,754,751	4,220,486
Less: allowance for credit losses on loans	(93,180)	(47,940)
Loans, net	7,661,571	4,172,546
Accrued interest receivable	44,743	33,392
Premises and equipment, net	126,803	63,708
Federal Home Loan Bank stock	15,058	9,358
Bank owned life insurance	103,094	28,240
Goodwill	497,260	223,642
Core deposit intangibles, net	143,525	14,658
Other assets	129,092	28,136
TOTAL ASSETS	$10,900,437	$7,104,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,230,169	$2,243,085
Interest-bearing
Demand	1,591,828	869,984
Money market and savings	2,575,923	1,643,745
Certificates and other time	869,712	1,290,825
Total interest-bearing deposits	5,037,463	3,804,554
Total deposits	9,267,632	6,047,639
Accrued interest payable	2,098	1,753
Borrowed funds	63,925	89,956
Subordinated debt	109,367	108,847
Other liabilities	74,239	40,291
Total liabilities	9,517,261	6,288,486
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at both December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized, 52,954,985 shares issued and outstanding at December 31, 2022 and 28,845,903 shares issued and outstanding at December 31, 2021	530	289
Capital surplus	1,222,761	530,845
Retained earnings	303,146	267,092
Accumulated other comprehensive (loss) income	(143,261)	18,242
Total shareholders’ equity	1,383,176	816,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,900,437	$7,104,954
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$280,375	$230,713	$225,959
Securities:
Taxable	27,128	11,889	8,227
Tax-exempt	10,733	9,909	7,311
Deposits in other financial institutions	4,758	673	265
Total interest income	322,994	253,184	241,762
INTEREST EXPENSE:
Demand, money market and savings deposits	19,139	5,365	9,371
Certificates and other time deposits	7,825	11,628	21,675
Borrowed funds	1,216	1,878	2,183
Subordinated debt	5,856	5,749	5,850
Total interest expense	34,036	24,620	39,079
NET INTEREST INCOME	288,958	228,564	202,683
Provision for credit losses	50,712	(2,322)	27,374
Net interest income after provision for credit losses	238,246	230,886	175,309
NONINTEREST INCOME:
Nonsufficient funds fees	834	464	404
Service charges on deposit accounts	2,856	1,671	1,530
Gain (loss) on sale of assets	4,050	(272)	287
Bank owned life insurance income	1,125	554	582
Debit card and ATM card income	4,465	2,996	2,205
Other	7,024	3,149	3,148
Total noninterest income	20,354	8,562	8,156
NONINTEREST EXPENSE:
Salaries and employee benefits	107,554	90,177	80,152
Net occupancy and equipment	10,335	9,144	7,969
Depreciation	4,951	4,254	3,716
Data processing and software amortization	11,337	8,862	7,992
Professional fees	3,583	3,025	3,128
Regulatory assessments and FDIC insurance	4,914	3,407	2,926
Amortization of intangibles	9,303	3,296	3,922
Communications	1,800	1,406	1,387
Advertising	2,460	1,692	1,565
Other real estate expense	369	548	5,162
Acquisition and merger-related expenses	24,138	2,011	—
Other	15,332	11,732	9,575
Total noninterest expense	196,076	139,554	127,494
INCOME BEFORE INCOME TAXES	62,524	99,894	55,971
Provision for income taxes	11,092	18,341	10,437
NET INCOME	$51,432	$81,553	$45,534
EARNINGS PER SHARE:
Basic	$1.48	$2.85	$1.57
Diluted	$1.47	$2.82	$1.56
DIVIDENDS PER SHARE	$0.43	$0.34	$0.28
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$51,432	$81,553	$45,534
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(203,214)	(21,696)	38,920
Reclassification of gain realized through the sale of securities	(1,218)	(49)	(287)
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	—	1,477	(1,252)
Reclassification of gain realized through the termination of cash flow hedge	—	(225)	—
Total other comprehensive (loss) income	(204,432)	(20,493)	37,381
Deferred tax benefit (expense) related to other comprehensive income	42,929	4,304	(7,850)
Other comprehensive (loss) income, net of tax	(161,503)	(16,189)	29,531
Comprehensive (loss) income	$(110,071)	$65,364	$75,065
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT DECEMBER 31, 2019	29,110,572	$291	$541,299	$163,375	$4,900	$709,865
Cumulative effect of change in accounting principle related to ASU 2016-13	—	—	—	(5,508)	—	(5,508)
Total shareholders' equity at beginning of period, as adjusted (See Note 1)	29,110,572	291	541,299	157,867	4,900	704,357
Net income	—	—	—	45,534	—	45,534
Other comprehensive income	—	—	—	—	29,531	29,531
Cash dividends declared, $0.28 per share	—	—	—	(8,165)	—	(8,165)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	288,508	3	2,566	—	—	2,569
Repurchase of common stock	(736,004)	(7)	(18,575)	—	—	(18,582)
Stock based compensation expense	—	—	3,425	—	—	3,425
BALANCE AT DECEMBER 31, 2020	28,663,076	287	528,715	195,236	34,431	758,669
Net income	—	—	—	81,553	—	81,553
Other comprehensive loss	—	—	—	—	(16,189)	(16,189)
Cash dividends declared, $0.34 per share	—	—	—	(9,697)	—	(9,697)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	411,482	4	3,808	—	—	3,812
Repurchase of common stock	(228,655)	(2)	(5,657)	—	—	(5,659)
Stock based compensation expense	—	—	3,979	—	—	3,979
BALANCE AT DECEMBER 31, 2021	28,845,903	289	530,845	267,092	18,242	816,468
Net income	—	—	—	51,432	—	51,432
Other comprehensive loss	—	—	—	—	(161,503)	(161,503)
Cash dividends declared, $0.43 per share	—	—	—	(15,378)	—	(15,378)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	925,721	9	68	—	—	77
Repurchase of common stock	(831,911)	(8)	(23,597)	—	—	(23,605)
Stock based compensation expense	—	—	9,042	—	—	9,042
Impact of merger with CBTX (See Note 2)	24,015,272	240	706,403	—	—	706,643
BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,432	$81,553	$45,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	14,254	7,550	7,638
Provision for credit losses	50,712	(2,322)	27,374
Deferred income tax expense (benefit)	1,931	2,783	(7,059)
Net amortization of premium on investments	5,729	7,764	3,731
Excess tax benefit from stock based compensation	(396)	(620)	(149)
Bank owned life insurance income	(1,125)	(554)	(582)
Net accretion of discount on loans	(8,313)	(458)	(2,508)
Net amortization of discount on subordinated debt	116	114	113
Net accretion of discount on certificates of deposit	(57)	(142)	(356)
Loss on write-down of premises, equipment and other real estate	952	1,317	4,065
(Gain) loss on sale of assets	(4,050)	272	(287)
Federal Home Loan Bank stock dividends	(141)	(68)	(192)
Stock based compensation expense	9,042	3,979	3,425
Net change in operating leases	2,816	2,859	2,627
Decrease (Increase) in accrued interest receivable and other assets	2,623	(1,317)	(24,706)
(Decrease) increase in accrued interest payable and other liabilities	(16,459)	4,671	2,395
Net cash provided by operating activities	109,066	107,381	61,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	2,351,865	3,281,513	3,959,259
Proceeds from sales and calls of available for sale securities	365,217	4,898	38,106
Purchase of available for sale securities	(2,445,525)	(4,315,947)	(4,362,521)
Net change in total loans	(561,197)	277,440	(591,471)
Purchase of bank premises and equipment	(3,811)	(2,932)	(7,182)
Proceeds from sale of bank premises, equipment and other real estate	2,322	1,738	4,027
Net purchases of Federal Home Loan Bank stock	(5,559)	(1,534)	(1,322)
Net cash received in the Merger	370,448	—	—
Net cash provided by (used in) investing activities	73,760	(754,824)	(961,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	206,611	538,518	452,335
Net (decrease) increase in interest-bearing deposits	(710,335)	520,781	468,402
Net change in other borrowed funds	(26,000)	(50,000)	65,000
Net (paydown) increase in borrowings under credit agreement	—	(15,569)	15,000
Dividends paid to common shareholders	(15,378)	(9,697)	(8,165)
Proceeds from the issuance of common stock, stock option exercises and the ESPP Plan	77	3,812	2,569
Repurchase of common stock	(23,605)	(5,659)	(18,582)
Net cash (used in) provided by financing activities	(568,630)	982,186	976,559
NET CHANGE IN CASH AND CASH EQUIVALENTS	(385,804)	334,743	76,518
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	757,509	422,766	346,248
CASH AND CASH EQUIVALENTS, END OF PERIOD	$371,705	$757,509	$422,766
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$15,050	$19,250	$15,100
Interest paid	33,691	25,568	40,704
Cash paid for operating lease liabilities	4,872	3,433	3,282
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$2,488	$1,446	$3,056
Loans transferred to other real estate	—	821	9,209
Bank-financed sales of other real estate	2,115	8,125	2,379
Branch assets transferred to assets held for sale	6,013	2,925	—
Assets and liabilities assumed in the Merger (See Note 2)	—	—	—
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations and Principles of Consolidation—The audited consolidated financial statements presented in this Annual Report on Form 10-K include the consolidated results of Stellar and its wholly-owned subsidiary, Stellar Bank, which are collectively herein referred to as “we,” “us”, “our” and the “Company.”
The Company provides commercial and retail loans and commercial banking services. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank.
We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”), as the Houston region (“Houston region”) and the Beaumont-Port Arthur MSA as the Beaumont region (“Beaumont region”). The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals through its 60 banking centers with 43 banking centers in the Houston region, 16 banking centers in the Beaumont region and one banking center in Dallas, Texas, which we collectively refer to as our markets. In February 2023, the Company consolidated five of the Houston banking centers upon conversion of the Allegiance Bank and CommunityBank banking centers to Stellar banking centers.
Merger of Equals—On October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”) merged, (the “Merger”), with CBTX, as the surviving corporation that was renamed Stellar Bancorp, Inc. (the “Company”). At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company.
Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly owned subsidiary of Allegiance (the “Bank Merger”), with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company for all periods before October 1, 2022 (the “Merger Date”). In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.
The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance results for the first nine months of 2022, while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. The Company’s historical operating results as of and for the years ended December 31, 2021 and 2020, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, capital surplus, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents—Cash and cash equivalents include cash, deposits with other financial institutions with maturities not greater than one year. Net cash flows are reported for customer loan and deposit transactions.
Securities—Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale (“AFS”) are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.
Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs. Accrued interest receivable on loans totaled $34.1 million at December 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.
Nonrefundable Fees and Costs Associated with Lending Activities—Loan commitment and loan origination fees, and certain direct origination costs, are deferred and recognized in interest income as an adjustment to yield without anticipating prepayments using the interest method over the related loan life or; if the commitment expires unexercised, balances are recognized in income upon expiration of the commitment.
Nonperforming and Past Due Loans—The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions or other factors.
Past due status is based on the contractual terms of the loan. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company generally classifies a loan as nonperforming, automatically places the loan on nonaccrual status, ceases accruing interest and reverses all unpaid accrued interest against interest income, when, in management’s opinion, the borrower may be unable to meet payment obligations, when the payment of principal or interest on a loan is delinquent for 90 days, as well as when required by regulatory provisions, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. Any payments received on nonaccrual loans are applied first to outstanding loan amounts. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. Nonaccrual loans and loans past due 90 days include both smaller balance homogeneous loans that are collectively and individually evaluated. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged-off against the allowance. All loan types are considered delinquent after 30 days past due and are typically charged-off or charged-down no later than 120 days past due, with consideration of, but not limited to, the following criteria in determining the need and timing of the charge-off or charge-down: (1) the Bank is in the process of repossession or foreclosure and there appears to be a likely deficiency, (2) the collateral securing the loan has been sold and there is an actual deficiency, (3) the Bank is proceeding with lengthy legal action to collect its balance, (4) the borrower is unable to be located or (5) the borrower has filed bankruptcy. Charge-offs occur when the Company confirms a loss on a loan.
Allowance for Credit Losses—The allowance for credit losses is a valuation account that is established through a provision for (or reversal of) credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance for credit losses includes the allowance for credit losses on loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans, and the allowance for credit losses on unfunded commitments reported in other liabilities.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses on Loans—Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with the current expected loss methodology. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses in the loan portfolio at the balance sheet date. The Company disaggregates the loan portfolio into pools for purposes of determining the allowance for credit losses. These pools are based on the level at which the Company develops, documents and applies a systematic methodology to determine the allowance for credit losses.
Loans with similar risk characteristics are collectively evaluated resulting in loss estimates as determined by applying reserve factors, such as historical lifetime loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions and reasonable and supportable forecasted economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools for assessment. Historical lifetime loan loss experience is determined by utilizing an open-pool (“cumulative loss rate”) methodology. Adjustments to the historical lifetime loan loss experience are made for differences in current loan pool risk characteristics such as portfolio concentrations, delinquency, nonaccrual, and watch list levels, as well as changes in current and forecasted economic conditions such as unemployment rates, property and collateral values, and other indices relating to economic activity. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each year by the Company and are dependent on the current economic environment among other factors. A reasonable and supportable period of twelve months was utilized for all loan pools, followed by an immediate reversion to long term averages. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type.
Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. In order to assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans, modified loans classified as troubled debt restructurings and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis in order to determine whether a specific reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. The Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.
A change in the allowance for credit losses on loans can be attributable to several factors, most notably specific reserves for individually evaluated loans, historical lifetime loan loss information, and changes in economic factors and growth in the loan portfolio. Specific reserves that are calculated on an individual basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical lifetime credit losses, on the other hand, are based on an open-pool (“cumulative loss rate”) methodology, which is then applied to estimate lifetime credit losses in the loan portfolio. The allowance for credit losses on loans is further determined by the size of the loan portfolio subject to the allowance methodology and factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of lifetime losses as of the date of measurement. The Company’s analysis of qualitative, or economic, factors on pools of loans with

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses.
The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. The estimated loan losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, changes in lending policies and procedures, policy exceptions, independent loan review results, internal risk ratings and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan pool based on the assessment of these various qualitative factors. The determination of the appropriate qualitative adjustment is based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as internal credit risk movements and a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.
While policies and procedures used to estimate the allowance for credit losses on loans, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators and internal audit, they are approximate and could materially change based on changes within the loan portfolio and effects from economic factors. There are factors beyond the Company’s control, such as changes in projected economic conditions, including political instability or global events affecting the U.S. economy, real estate markets or particular industry conditions which could cause changes to expectations for current conditions and economic forecasts that could result in an unanticipated increase in the allowance and may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.
In assessing the adequacy of the allowance for credit losses on loans, the Company considers the results of its ongoing independent loan review process. The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. The Company incorporates relevant loan review results in the allowance.
In accordance with ASC Topic 326, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and as allowed under ASC Topic 326 is excluded from the tabular loan disclosures in Note 6 – Loans and Allowance for Credit Losses.
Allowance for Credit Losses on Unfunded Commitments—The Company estimates expected credit losses over the contractual term in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for (or reversal of) credit loss expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.
Allowance for Credit Losses - Securities Available for Sale—For securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company first assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provisions for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses.
Accrued interest receivable on available for sale securities totaled $10.6 million at December 31, 2022 and is excluded from the estimate of credit losses.
Loans acquired in a business combination—The Company records PCD loans, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD loans. Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods. Any noncredit discount or premium resulting from the acquisition of purchased loans with credit deterioration was allocated to each individual loan. The determination of PCD classification on acquired loans can have a significant impact on the accounting for these loans.

At acquisition date, the initial allowance for PCD loans that do not share risk characteristics with pooled PCD loans, are evaluated by the Company on an individual loan basis. The expected credit loss was measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss was measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The noncredit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Individually evaluated PCD loans and the associated allowance for credit losses totaled $27.0 million and $3.1 million at December 31, 2022, respectively.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and noncredit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted to interest income using the effective yield method.

The fair value of acquired loans involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The determination of the fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgement on estimates about discount rates, expected future cash flows, market conditions and other future events. Management considers this to be a critical accounting estimate given the significant assumptions and judgement on uncertain factors. For PCD loans, an estimate of expected credit losses was made and added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on an effective yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on an effective-yield basis over the lives of the related loans.

For further discussion of our loan accounting and acquisitions, see Note 2 – Acquisitions and Note 6 – Loans and Allowance for Credit Losses.
Collateral Dependent Loans with Specific Allocation of Allowance for Credit Losses on Loans—A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses on loans is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan’s collateral. For real estate loans, fair value of the loan’s collateral is generally determined by third-party appraisals or internal evaluations, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
Troubled debt restructurings (“TDRs”)—Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. The Company assesses the exposure for each modification, by collateral discounting and determines if a specific allocation to the allowance for credit losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. The Company returns troubled debt restructurings to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months.
Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally using the straight-line method over the estimated useful lives of the assets which range from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter. Land is carried at cost.
Leases—The Company leases certain office facilities under operating leases. The Company owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. For operating leases other than those considered to be short-term, the Company recognizes lease right-of-use assets and related lease liabilities. Such amounts are reported as components of premises and equipment and other liabilities, respectively, on the consolidated balance sheet.
Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2022, the balance of other real estate owned was zero.
Federal Home Loan Bank (“FHLB”) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance—The Company purchased bank owned life insurance policies on certain key executives and acquired life insurance policies in conjunction prior mergers and acquisitions. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, and the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.
Goodwill—Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is assessed annually for impairment or more frequently if events and circumstances exist that indicate that the carrying amount of the asset may not be recoverable and a goodwill impairment test should be performed. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.
Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core Deposit Intangibles—Core deposit intangibles arising from acquisitions are amortized using a straight-line or accelerated amortization method over their estimated useful lives, which is seven to ten years.
Borrowed Funds—The Company has a credit agreement with another financial institution. The Company pledged its shares in the Bank’s stock as collateral for the borrowing.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to extend credit, issued to meet customer financing needs. The face amount for these items represents a promise to lend before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Derivative Financial Instruments—All derivatives are recorded at fair value on the balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements. Fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Company had no derivative instruments that qualified for hedge accounting during 2022.
Stock Based Compensation—Compensation cost is recognized for stock options, restricted stock awards and performance share units (“PSUs”) and performance share awards (“PSAs”) issued to employees and directors, based on the fair value of these awards at the date of grant. The expense associated with stock based compensation is recognized over the required service period, generally defined as the vesting period of each individual arrangement.
The fair value of stock options granted are estimated at the date of grant using the Black-Scholes model.
The fair value of restricted stock awards is generally the market price of our stock on the date of grant. The grant date fair value of the PSUs and PSAs are based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. PSUs are contingent upon performance and service conditions, which affect the number of shares ultimately issued. The Company periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.
Employee Stock Purchase Plan (“ESPP Plan”)—The cost of shares issued in the ESPP Plan, but not allocated to participants, is shown as a reduction of shareholder’s equity. Compensation expense is based on the market price of the shares as they are committed to be released to participant accounts. The fair value of shares purchased in the plan are estimated at the date of grant using the Black-Scholes model. The ESPP plan was suspended at the effective date of the Merger date.
Income Taxes—Income tax expense is the total of the current year income tax due and the change in deferred tax assets or liabilities. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets on the Company’s consolidated balance sheets.
The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the related tax authority. For tax positions not meeting the more likely than not test, no tax benefit is recorded. Any interest and/or penalties related to income taxes are reported as a component of income tax expense.
The Company files a consolidated federal income tax return.
Comprehensive income—Comprehensive income consists of net income and other comprehensive income which includes unrealized gains and losses on securities available for sale and the cash flow hedge for 2021 and 2020, which are also recognized as separate components of equity.
Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Operating Segments—While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. All of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and performance share unit awards.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. In addition, the Company’s credit agreement with another financial institution also limits its ability to pay dividends.
Revenue from Contracts with Customers—The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.
New Accounting Standards
Adoption of New Accounting Standards
ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in ASC 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within ASC 848 based on expectations of when the London Interbank Offered Rate (“LIBOR“) would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023, which is beyond the current sunset date of ASC 848. To ensure the relief in ASC 848 covers the period of time during which a significant number of modifications may take place, the amendments in the ASU defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief. The amendments were effective upon issuance of the ASU on December 21, 2022 and is not expected to have a significant impact on the Company’s financial statements.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued But Not Yet Effective Accounting Standards
ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,”)
eliminates the troubled debt receivable, or TDR, accounting model for creditors that have already adopted the ASU 2016-13 model. The FASB’s decision to eliminate the TDR accounting model is in response to feedback that the allowance under ASU 2016-13 already incorporates credit losses from loans modified as TDRs and, consequently, the related accounting and disclosures, which preparers often find onerous to apply, no longer provide the same level of benefit to users.
In lieu of the TDR accounting model, creditors will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.
This update will become effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and is not expected to have a significant impact on the Company’s financial statements.
2. ACQUISITIONS
Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of an acquired entity are recorded at their fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets is recorded as goodwill. The results of operations for an acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company’s taxes are provisional along with the review of certain contracts assumed in the Merger.

Merger of Equals
As described in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies, on October 1, 2022, we completed the Merger.
Allegiance merged with and into CBTX with the surviving corporation renamed Stellar Bancorp, Inc. At the effective date of the Merger, each outstanding share of Allegiance common stock was converted into the right to receive 1.4184 shares of common stock of the Company.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company. In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of the effective date of the Merger. Our estimates of the fair value of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.
The Company issued 28.1 million shares of its common stock to Allegiance shareholders in connection with the Merger, which represented 54.0% of the voting interests in the Company upon completion of the Merger. In accordance with FASB ASC 805-40-30-2, the purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the ownership of the combined company following the Merger, for each shareholder group, using shares of CBTX and Allegiance common stock outstanding at September 30, 2022 and Allegiance’s closing price on September 30, 2022 (shares in thousands).

	Stellar Bancorp, Inc. Ownership
	Number of CBTX Outstanding Shares	Percentage Ownership
CBTX shareholders	24,015	46.0%
Allegiance shareholders	28,137	54.0%
Total	52,152	100.0%

The table below summarizes the hypothetical number of shares as of September 30, 2022 that Allegiance would have to issue to give CBTX owners the same percentage ownership in the combined company (shares in thousands).

	Hypothetical Allegiance Ownership
	Number of Allegiance Outstanding Shares	Percentage Ownership
CBTX shareholders	16,931	46.0%
Allegiance shareholders	19,837	54.0%
Total	36,768	100.0%

The purchase price is calculated based on the number of hypothetical shares of Allegiance common stock issued to CBTX shareholders multiplied by the share price as demonstrated in the table below (shares and dollars in thousands).

Number of hypothetical Allegiance shares issued to CBTX shareholders	16,931
Allegiance market price per share as of September 30, 2022	$41.63
Purchase price determination of hypothetical Allegiance shares issued to CBTX shareholders	$704,837
Value of CBTX stock options hypothetically converted to options to acquire shares of Allegiance common stock	1,806
Purchase price consideration	$706,643

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the preliminary purchase price allocation of merger consideration to the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed from CBTX as of October 1, 2022 (in thousands).

Purchase price consideration	$706,643

Fair value of assets acquired:
Cash and due from banks	370,448
Available for sale securities	513,248
Loans held for investment, less allowance for credit losses on PCD loans	2,959,572
Premises and equipment, net	74,992
Core deposit intangible	138,150
Other intangible	329
Other assets	127,971
Total assets acquired	4,184,710
Fair value of liabilities assumed:
Deposits	3,723,774
Other liabilities	27,911
Total liabilities assumed	3,751,685
Fair value of net identifiable assets	433,025
Goodwill resulting from the merger	$273,618
As a result of the Merger, we recorded $273.6 million of goodwill. The goodwill recorded is not expected to be deductible for tax purposes.
The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of the Merger. Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any noncredit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any noncredit discount or premium. On October 1, 2022, the Company recorded a $7.6 million allowance for PCD loans.
The noncredit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired as of October 1, 2022 are as follows (in thousands):

PCD Loans:
Unpaid principal balance	$71,232
Noncredit discount at acquisition	(9,290)
Unpaid principal balance, net	61,942

Allowance for credit losses on loans at acquisition	(7,558)
Fair value at acquisition	$54,384

Non-PCD Loans:
Unpaid principal balance	$3,062,038
Discount at acquisition	(156,850)
Fair value at acquisition	2,905,188

Total fair value at acquisition	$2,959,572

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Merger are as follows for the year ended December 31, 2022 (in thousands):

Fair value of tangible assets acquired	$4,046,231
Goodwill, core deposit intangible and other intangible assets acquired	412,097
Liabilities assumed	3,751,685
Purchase price consideration	706,643
Core deposit intangibles of $138.2 million are being amortized over a life of 10 years on an accelerated basis.
Total merger and integration expenses for the Merger recognized for the years ended December 31, 2022 and 2021 were $24.1 million and $2.0 million, respectively.
Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Allegiance and CBTX as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts associated with the fair value adjustments of acquired loans and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the year ended December 31, 2022 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Allegiance merged with CBTX at the beginning of 2020.

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Net interest income	$423,833	$387,212	$363,770
Noninterest income	32,678	24,826	22,937
Net income	121,367	124,357	52,112
Earnings per share:
Basic	$2.30	$2.35	$0.97
Diluted	2.29	2.35	0.97
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and other deposit intangibles were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2019	$223,642	$21,876	$—
Amortization	—	(3,922)	—
Balance as of December 31, 2020	223,642	17,954	—
Amortization	—	(3,296)	—
Balance as of December 31, 2021	223,642	14,658	—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	$497,260	$143,525	$309
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Company performed its annual impairment test and determined no impairment was necessary for the years ended December 13, 2022, 2021 and 2020.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2022 is as follows (in thousands):

2023	$26,813
2024	24,166
2025	21,528
2026	18,896
Thereafter	52,122
Total	$143,525
4. CASH AND DUE FROM BANKS
The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2022 and 2021.
5. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$401,811	$414	$(1,674)	$400,551
Municipal securities	468,164	30,483	(1,547)	497,100
Agency mortgage-backed pass-through securities	307,097	2,075	(6,576)	302,596
Agency collateralized mortgage obligations	443,277	2,026	(4,247)	441,056
Corporate bonds and other	130,314	2,922	(774)	132,462
Total	$1,750,663	$37,920	$(14,818)	$1,773,765
As of December 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$77,489	$74,812
Due after one year through five years	198,574	185,719
Due after five years through ten years	173,570	163,209
Due after ten years	707,052	660,915
Subtotal	1,156,685	1,084,655
Agency mortgage-backed pass through securities and collateralized mortgage obligations	832,231	722,931
Total	$1,988,916	$1,807,586
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$99,732	$(1,427)	$305,256	$(17,800)	$404,988	$(19,227)
Municipal securities	228,192	(14,473)	134,640	(29,353)	362,832	(43,826)
Agency mortgage-backed pass-through securities	95,291	(7,612)	199,836	(34,420)	295,127	(42,032)
Agency collateralized mortgage obligations	117,147	(14,426)	276,925	(53,204)	394,072	(67,630)
Corporate bonds and other	72,913	(5,704)	49,893	(7,684)	122,806	(13,388)
Total	$613,275	$(43,642)	$966,550	$(142,461)	$1,579,825	$(186,103)

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$340,161	$(1,674)	$—	$—	$340,161	$(1,674)
Municipal securities	70,019	(1,185)	10,435	(362)	80,454	(1,547)
Agency mortgage-backed pass-through securities	219,610	(5,675)	21,627	(901)	241,237	(6,576)
Agency collateralized mortgage obligations	328,300	(3,994)	13,820	(253)	342,120	(4,247)
Corporate bonds and other	38,210	(774)	—	—	38,210	(774)
Total	$996,300	$(13,302)	$45,882	$(1,516)	$1,042,182	$(14,818)
As part of the Merger, the Company acquired securities from CBTX with a fair value of $513.2 million. See Note 2 – Acquisitions. During the year ended December 31, 2022, the Company sold $353.9 million of the acquired securities and recorded a gain on sale of those securities of $1.2 million and had maturities and payoffs totaling $2.4 million. During the year ended December 31, 2021, the Company sold $4.9 million and had maturities and payoffs of $965 thousand of securities and recorded gains of $49 thousand.
At December 31, 2022 and 2021, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $978.9 million and $258.8 million at December 31, 2022 and 2021, respectively. The majority of the securities were pledged to collateralize public fund deposits.
6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and are classified by major type as follows:

	December 31,
	2022	2021
	(In thousands)
Commercial and industrial	$1,455,795	$693,559
Paycheck Protection Program (PPP)	13,226	145,942
Real estate:
Commercial real estate (including multi-family residential)	3,931,480	2,104,621
Commercial real estate construction and land development	1,037,678	439,125
1-4 family residential (including home equity)	1,000,956	685,071
Residential construction	268,150	117,901
Consumer and other	47,466	34,267
Total loans	7,754,751	4,220,486
Allowance for credit losses on loans	(93,180)	(47,940)
Loans, net	$7,661,571	$4,172,546

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Origination/Risk Management
The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on a semi-annual basis. In connection with the reviews of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:
Commercial and Industrial Loans. The Company makes commercial and industrial loans in its market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. The Company generally takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and typically obtains a personal guaranty of the borrower or principal.
Commercial Real Estate. The Company makes loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate.
The Company’s nonowner-occupied and multi-family commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. The Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. In addition, these loans are generally guaranteed by individual owners of the borrower and have typically lower loan to value ratios.
Loans secured by owner-occupied properties represented 45.3% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2022. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
Construction and Land Development Loans. The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and generally have floating interest rates. Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. The Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
Residential Real Estate Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s metropolitan area that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a larger number of borrowers.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer and Other Loans. The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. Repayment for these loans will come from a borrower’s income source that are typically independent of the loan purpose. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Credit risk is driven by consumer economic factors, such as, unemployment and general economic conditions in the Company metropolitan area and the creditworthiness of a borrower.
In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.
Concentrations of Credit
The vast majority of the Company’s lending activity occurs in and around our markets. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.
Related Party Loans
An analysis of activity with respect to these related-party loans for the year ended December 31, 2022 is as follows (in thousands):

Beginning balance on January 1	$1,253
Change in related party loans due to the Merger	83,595
New loans	3,741
Repayments	(9,724)
Ending balance on December 31	$78,865
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. For purposes of this and future disclosures recorded investment has been defined as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $34.1 million and $26.0 million as of December 31, 2022 and 2021, respectively, due to immateriality.

	December 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,591	$—	$1,591	$25,297	$1,428,907	$1,455,795
Paycheck Protection Program (PPP)	517	—	517	105	12,604	13,226
Real estate:
Commercial real estate (including multi-family residential)	3,222	—	3,222	9,970	3,918,288	3,931,480
Commercial real estate construction and land development	851	—	851	—	1,036,827	1,037,678
1-4 family residential (including home equity)	3,385	—	3,385	9,404	988,167	1,000,956
Residential construction	—	—	—	—	268,150	268,150
Consumer and other	192	—	192	272	47,002	47,466
Total loans	$9,758	$—	$9,758	$45,048	$7,699,945	$7,754,751

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,786	$—	$1,786	$8,358	$683,415	$693,559
Paycheck Protection Program (PPP)	—	—	—	—	145,942	145,942
Real estate:
Commercial real estate (including multi-family residential)	7,689	—	7,689	12,639	2,084,293	2,104,621
Commercial real estate construction and land development	619	—	619	63	438,443	439,125
1-4 family residential (including home equity)	2,422	—	2,422	2,875	679,774	685,071
Residential construction	1,243	—	1,243	—	116,658	117,901
Consumer and other	23	—	23	192	34,052	34,267
Total loans	$13,782	$—	$13,782	$24,127	$4,182,577	$4,220,486
If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.7 million and $948 thousand would have been recorded as income for the years ended December 31, 2022 and 2021, respectively.
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 10 to 90. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in the our markets. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan reaches a set of internally designated criteria, including Substandard (60) or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.
The following is a general description of the risk ratings used:
Pass—Credits in this category contain an acceptable amount of risk.
Special Mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Substandard—Loans classified as substandard have well-defined weaknesses on a continuing basis and are inadequately protected by the current net worth and paying capacity of the borrower, declining collateral values, or a continuing downturn in their industry which is reducing their profits to below zero and having a significantly negative impact on their cash flow. These loans so classified are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss—Loans classified as loss are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.
The following table presents risk ratings by category of loan as of December 31, 2022 and 2021:

	As of December 31, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial and industrial
Pass	$399,592	$248,344	$74,568	$52,910	$30,696	$14,169	$551,642	$28,270	$1,400,191	$659,029
Special Mention	333	830	510	14,067	—	178	3,064	—	18,982	5,724
Substandard	4,490	19,595	2,253	1,613	528	582	7,418	89	36,568	28,705
Doubtful	54	—	—	—	—	—	—	—	54	101
Total commercial and industrial loans	$404,469	$268,769	$77,331	$68,590	$31,224	$14,929	$562,124	$28,359	$1,455,795	$693,559

Paycheck Protection Program (PPP)
Pass	$—	$7,747	$5,479	$—	$—	$—	$—	$—	$13,226	$145,942
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$7,747	$5,479	$—	$—	$—	$—	$—	$13,226	$145,942

Commercial real estate (including multi-family residential)
Pass	$1,362,079	$877,625	$508,048	$374,231	$294,175	$367,335	$43,662	$17,796	$3,844,951	$1,945,542
Special Mention	1,800	3,777	3,038	1,572	4,648	3,348	—	—	18,183	44,850
Substandard	19,666	10,475	10,160	10,138	5,015	12,892	—	—	68,346	114,229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$1,383,545	$891,877	$521,246	$385,941	$303,838	$383,575	$43,662	$17,796	$3,931,480	$2,104,621

Commercial real estate construction and land development
Pass	$512,310	$340,287	$62,446	$41,113	$15,402	$5,379	$48,126	$78	$1,025,141	$429,886
Special Mention	684	—	148	—	—	—	—	—	832	7,331
Substandard	2,840	8,398	92	84	291	—	—	—	11,705	1,908
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$515,834	$348,685	$62,686	$41,197	$15,693	$5,379	$48,126	$78	$1,037,678	$439,125

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents risk ratings by category of loan as of December 31, 2022 and 2021:

	As of December 31, 2022									As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
1-4 family residential (including home equity)
Pass	$295,280	$247,733	$122,495	$80,306	$63,757	$79,076	$80,345	$404	$969,396	$662,793
Special Mention	60	—	2,041	139	—	199	1,275	—	3,714	5,471
Substandard	1,068	2,317	4,255	3,645	3,530	4,384	7,145	1,502	27,846	16,807
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$296,408	$250,050	$128,791	$84,090	$67,287	$83,659	$88,765	$1,906	$1,000,956	$685,071

Residential construction
Pass	$193,124	$42,085	$8,022	$1,299	$3,164	$549	$18,700	$—	$266,943	$116,924
Special Mention	421	—	—	—	—	—	—	—	421	—
Substandard	103	683	—	—	—	—	—	—	786	977
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$193,648	$42,768	$8,022	$1,299	$3,164	$549	$18,700	$—	$268,150	$117,901

Consumer and other
Pass	$16,500	$11,151	$2,967	$1,035	$1,171	$31	$13,460	$747	$47,062	$34,019
Special Mention	—	43	—	—	—	—	—	—	43	19
Substandard	85	10	—	137	10	—	20	99	361	229
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$16,585	$11,204	$2,967	$1,172	$1,181	$31	$13,480	$846	$47,466	$34,267

Total loans
Pass	$2,778,885	$1,774,972	$784,025	$550,894	$408,365	$466,539	$755,935	$47,295	$7,566,910	$3,994,135
Special Mention	3,298	4,650	5,737	15,778	4,648	3,725	4,339	—	42,175	63,395
Substandard	28,252	41,478	16,760	15,617	9,374	17,858	14,583	1,690	145,612	162,855
Doubtful	54	—	—	—	—	—	—	—	54	101
Total loans	$2,810,489	$1,821,100	$806,522	$582,289	$422,387	$488,122	$774,857	$48,985	$7,754,751	$4,220,486

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2022, 2021 and 2020:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Allowance on PCD loans	4,559	—	1,040	173	1,563	7	216	7,558
Provision for credit losses on loans	26,175	—	9,013	7,698	304	814	28	44,032
Charge-offs	(7,461)	—	(400)	(72)	(57)	—	(66)	(8,056)
Recoveries	1,334	—	174	59	52	—	87	1,706
Net charge-offs	(6,127)	—	(226)	(13)	(5)	—	21	(6,350)
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Allowance for credit losses on loans:
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for credit losses on loans	306	—	66	(676)	(2,411)	105	(313)	(2,923)
Charge-offs	(1,579)	—	(857)	—	(21)	—	(24)	(2,481)
Recoveries	164	—	—	—	—	—	7	171
Net charge-offs	(1,415)	—	(857)	—	(21)	—	(17)	(2,310)
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Allowance for loan losses:
Balance December 31, 2019	$8,818	$—	$11,170	$4,421	$3,852	$1,057	$120	$29,438
Impact of ASC 326 adoption	7,022	—	(5,163)	1,630	1,600	(1)	137	5,225
Provision for loan losses	4,363	—	20,417	3,461	(1,822)	(186)	310	26,543
Charge-offs	(2,938)	—	(2,562)	(2,573)	(351)	—	(159)	(8,583)
Recoveries	473	—	72	—	—	—	5	550
Net charge-offs	(2,465)	—	(2,490)	(2,573)	(351)	—	(154)	(8,033)
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
The Company recorded a $28.2 million provision for credit losses on loans and $5.0 million provision for unfunded commitments recognized in 2022 on acquired non-PCD loans related to accounting of acquired loans from the Merger.
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2022 and 2021 was $12.0 million and $5.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables presents the amortized cost basis of collateral dependent loans:

	As of December 31, 2022
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18,411	$30	$18,441
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,612	—	—	1,612
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,478	—	—	3,478
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$5,090	$18,411	$30	$23,531

	As of December 31, 2021
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$6,168	$—	$6,168
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,494	—	—	5,494
Commercial real estate construction and land development	63	—	—	63
1-4 family residential (including home equity)	4,685	—	—	4,685
Residential construction	—	—	—	—
Consumer and other	—	—	158	158
Total	$10,242	$6,168	$158	$16,568

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,776	$22,521	$25,297
Paycheck Protection Program (PPP)	105	—	105
Real estate:
Commercial real estate (including multi-family residential)	8,704	1,266	9,970
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	4,856	4,548	9,404
Residential construction	—	—	—
Consumer and other	94	178	272
Total loans	$16,535	$28,513	$45,048

	As of December 31, 2021
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,824	$6,534	$8,358
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	9,018	3,621	12,639
Commercial real estate construction and land development	63	—	63
1-4 family residential (including home equity)	2,324	551	2,875
Residential construction	—	—	—
Consumer and other	158	34	192
Total loans	$13,387	$10,740	$24,127
Troubled Debt Restructurings
As of December 31, 2022 and 2021, the Company had a recorded investment in troubled debt restructurings of $48.4 million and $19.2 million, respectively. The Company allocated $5.4 million and $1.9 million of specific reserves for these loans at December 31, 2022 and 2021, respectively, and did not commit to lend additional amounts on these loans.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding loans modified in a troubled debt restructuring during the years ended December 31, 2022, 2021 and 2020:

	As of December 31,
	2022			2021			2020
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings
Commercial and industrial	14	$8,859	$8,859	9	$2,891	$2,891	20	$4,333	$4,333
Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7	2,805	2,816	1	545	545	5	4,560	4,560
Commercial real estate construction and land development	—	—	—	—	—	—	1	830	830
1-4 family residential (including home equity)	1	176	176	—	—	—	5	2,051	2,051
Residential construction	—	—	—	—	—	—	—	—	—
Consumer and other	1	45	45	—	—	—	1	30	30
Total	23	$11,885	$11,896	10	$3,436	$3,436	32	$11,804	$11,804
Troubled debt restructurings resulted in charge-offs of $891 thousand, $620 thousand and $3.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, one loan for a total of $136 thousand was modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2022. As of December 31, 2021, three loans for a total of $247 thousand were modified under a troubled debt restructuring during the previous twelve-month period that subsequently defaulted during the year 2021. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. There were no commitments to lend additional amounts for the years 2022 and 2021. During the year ended December 31, 2022, the Company added $11.9 million in new troubled debt restructurings, of which $9.6 million was still outstanding on December 31, 2022. During the year ended December 31, 2021, the Company added $3.4 million in new troubled debt restructurings, of which $2.6 million was still outstanding on December 31, 2021.
7. FAIR VALUE
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the estimated exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price” in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. Available for sale securities are recorded at fair value on a recurring basis.
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Significant unobservable inputs that reflect management’s judgment and assumptions that market participants would use in pricing an asset or liability that are supported by little or no market activity.
The carrying amounts and estimated fair values of financial instruments that are reported at cost on the balance sheet are as follows:

	As of December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$371,705	$371,705	$—	$—	$371,705
Available for sale securities	1,807,586	—	1,807,586	—	1,807,586
Loans held for investment, net of allowance	7,661,571	—	—	7,555,602	7,555,602
Accrued interest receivable	44,743	25	10,585	34,133	44,743
Financial liabilities
Deposits	$9,267,632	$—	$9,256,141	$—	$9,256,141
Accrued interest payable	2,098	—	2,098	—	2,098
Borrowed funds	63,925	—	63,999	—	63,999
Subordinated debt	109,367	—	107,910	—	107,910

	As of December 31, 2021
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$757,509	$757,509	$—	$—	$757,509
Available for sale securities	1,773,765	—	1,773,765	—	1,773,765
Loans held for investment, net of allowance	4,172,546	—	—	4,143,552	4,143,552
Accrued interest receivable	33,392	6	7,435	25,953	33,394
Financial liabilities
Deposits	$6,047,639	$—	$6,046,050	$—	$6,046,050
Accrued interest payable	1,753	—	1,753	—	1,753
Borrowed funds	89,956	—	73,699	—	73,699
Subordinated debt	108,847	—	113,355	—	113,355
The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities and for estimating fair value for financial instruments not recorded at fair value:
Cash and Cash Equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available for Sale Securities—Fair values for investment securities are based upon quoted market prices, if available, and are considered Level 1 inputs. For all other available for sale securities, if quoted prices are not available, fair values are measured based on market prices for similar securities and are considered Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators and are considered Level 3 inputs. Available for sale securities are recorded at fair value on a recurring basis.

Interest Rate Swaps and Credit Risk Participation Agreements—Fair value measurements for interest rate swaps are obtained from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs. Interest rate swaps are classified as Level 2. Interest rate swaps are recorded at fair value on a recurring basis.
Loans—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which reprice infrequently are estimated by discounting future cash flows. In accordance with ASU 2016-01, which was adopted effective January 1, 2018, the discount rates used to determine the fair value of loans used interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.
Deposits—The fair value of demand deposits (e.g., interest and noninterest checking, savings and certain types of money market deposits) is the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flows calculation that applies interest rates currently offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.
Accrued Interest—The carrying amounts of accrued interest approximate their fair values resulting in a Level 1, 2 or 3 classification.
Borrowed Funds—The fair value of the Company’s borrowed funds is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.
Subordinated Debt—The fair values of subordinated debentures and notes are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements and are measured utilizing Level 2 inputs.
Off-balance sheet instruments—The fair values of off-balance sheet commitments to extend credit and standby letters of credit financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$414,280	$—	$414,280
Municipal securities	—	540,569	—	540,569
Agency mortgage-backed pass-through securities	—	328,801	—	328,801
Agency collateralized mortgage obligations	—	394,130	—	394,130
Corporate bonds and other	—	129,806	—	129,806
Interest rate swaps	—	—	9,263	9,263
Credit risk participation agreements	—	—	27	27
Total fair value of financial assets	$—	$1,807,586	$9,290	$1,816,876
Financial liabilities
Interest rate swaps	$—	$—	$9,263	$9,263
Total fair value of financial liabilities	$—	$—	$9,263	$9,263

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$400,551	$—	$400,551
Municipal securities	—	497,100	—	497,100
Agency mortgage-backed pass-through securities	—	302,596	—	302,596
Agency collateralized mortgage obligations	—	441,056	—	441,056
Corporate bonds and other	—	132,462	—	132,462
Total fair value of financial assets	$—	$1,773,765	$—	$1,773,765

There were no liabilities measured at fair value on a recurring basis as of December 31, 2021. There were no transfers between levels during 2022 and 2021.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

	As of December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$21,948
Commercial real estate (including multi-family residential)	—	—	11,566
1-4 family residential (including home equity)	—	—	2,883
Branch assets held for sale	5,165	—	—
	$5,165	$—	$36,397

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$6,960
Commercial real estate (including multi-family residential)	—	—	34,627
Commercial real estate construction and land development	—	—	72
1-4 family residential (including home equity)	—	—	2,806
Residential construction	—	—	500
Branch assets held for sale	2,925	—	—
	$2,925	$—	$44,965
Branch assets held for sale include banking centers that have closed and are for sale.
Historically, the Company measures fair value for certain loans and other real estate owned on a nonrecurring basis as described below.
8. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	As of December 31,
	2022	2021
	(In thousands)
Land	$22,028	$12,443
Buildings	73,356	37,447
Lease right-of-use assets	23,538	10,196
Leasehold improvements	8,925	5,871
Furniture, fixtures and equipment	20,220	17,693
Construction in progress	1,609	—
Total	149,676	83,650
Less: accumulated depreciation	22,873	19,942
Premises and equipment, net	$126,803	$63,708
Depreciation expense was $5.0 million for the year ended December 31, 2022 and $4.3 million for the year ended December 31, 2021. During 2022, premises and equipment increased $61.4 million and lease right-of-use assets increased $13.6 million due to the Merger. See Note 2 – Acquisitions for further information.
9. LEASES
Lease payments over the expected term are discounted using the Company’s incremental borrowing rate for borrowings of similar terms. Generally, the Company cannot be reasonably certain about whether or not it will renew a lease until such time as the lease is within the last two years of the existing lease term. When the Company is reasonably certain that a renewal option will be exercised, it measures/remeasures the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, the Company generally assumes an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2022, 2021 and 2020.
At December 31, 2022, the Company had 32 leases consisting of branch locations and office space along with equipment. On the December 31, 2022 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2022, the Company acquired 15 operating leases as part of the Merger. See Note 2 – Acquisitions for further information.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to 62 years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable lives of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$23,538	$10,196
Operating lease liability classified as other liabilities	$23,136	$10,370
Weighted average lease term, in years	8.18	4.97
Weighted average discount rate	4.00%	2.62%
During 2022, operating lease right of use assets increased $13.6 million and operating lease liabilities increased $12.8 million due to the Merger. See Note 2 – Acquisitions for further information.
Lease costs for the dates indicated is as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income Statement:
Operating lease cost	$5,014	$3,471	$3,270
Short-term lease cost	5	34	78
Sublease income	—	(72)	(66)
Total operating lease costs	$5,019	$3,433	$3,282
A maturity analysis of the Company’s lease liabilities is as follows:

	December 31,
	2022	2021
	(In thousands)
Lease payments due:
Within one year	$4,634	$2,951
After one but within two years	104	2,350
After two but within three years	3,684	1,892
After three but within four years	3,132	1,366
After four but within five years	2,918	894
After five years	9,303	1,594
Total lease payments	23,775	11,047
Discount on cash flows	639	677
Total lease liability	$23,136	$10,370

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2022 and December 31, 2021 were $432.9 million and $707.5 million, respectively.
Scheduled maturities of time deposits as of December 31, 2022 were as follows (in thousands):

Within one year	$705,239
After one but within two years	123,160
Over three years	41,313
Total	$869,712
The Company had $72.5 million and $306.4 million of brokered deposits as of December 31, 2022 and 2021, respectively. There were no concentrations of deposits with any one depositor at December 31, 2022 or 2021.
Related party deposits from principal officers, directors and their affiliates at December 31, 2022 and 2021 were $178.8 million and $16.3 million, respectively. Related party deposits increased $162.5 million primarily due to the Merger.
11. DERIVATIVE INSTRUMENTS
Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.
Derivatives designated as cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converts the variable interest rate on liabilities to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability.
During the year ended December 31, 2021, the Company terminated this interest rate swap prior to its maturity date resulting in a net gain of approximately $225 thousand, recognized in other noninterest expense as the forecasted transaction did not occur. During the year ended December 31, 2021, the Company recognized a gain of $1.3 million, before tax, recognized in other comprehensive income. The Company did not have any derivatives designated as cash flow hedges outstanding at December 31, 2022 or 2021.
Derivatives not designated as hedges
The Company has outstanding interest rate swap contracts with certain customers and equal and offsetting interest rate swaps with other financial institutions entered into at the same time, which were obtained as part of the Merger. See Note 2 – Acquisitions for further information. These interest rate swap contracts are not designated as hedging instruments for mitigating interest rate risk. The objective of the transactions is to allow customers to effectively convert a variable rate loan to a fixed rate.

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2022, management determined there was no such deterioration.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, the Company had 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At December 31, 2022, the Company had three credit risk participation agreements with another financial institution, respectively, that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of December 31, 2022 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps with financial institutions	Other assets	$109,242	$8,856	3.25% - 5.58%	SOFR 1M + 2.50% - 3.00%	5.49
Interest rate swaps with financial institutions	Other assets	5,029	407	4.99%	U.S. Prime	4.96
Interest rate swaps with customers	Other liabilities	5,029	(407)	4.99%	U.S. Prime	4.96
Interest rate swaps with customers	Other liabilities	109,242	(8,856)	3.25% - 5.58%	SOFR CME 1M + 2.50%	5.49
Credit risk participation agreement with financial institution	Other assets	13,028	2	3.50%	LIBOR 1M + 2.50%	7.24
Credit risk participation agreement with financial institution	Other assets	8,485	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	9.97
12. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2022, the Company had total borrowing capacity of $2.31 billion, of which $1.16 billion was available under this agreement and $1.15 billion was outstanding based on September 30, 2022 financial information for Allegiance, as this information is updated by the FHLB on a quarterly basis. FHLB advances of $64.0 million were outstanding at December 31, 2022, at a weighted average rate of 4.70%. Letters of credit were $1.08 billion at December 31, 2022, of which $1.00 billion will expire in 2023, $57.9 million will expire in 2024, $16.0 million will expire in 2025 and $5.0 million will expire in 2028.
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or Loan Agreement, which has been periodically amended and provides for a $75.0 million revolving line of credit. At December 31, 2022, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2022, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBORDINATED DEBT
Junior Subordinated Debentures
On January 1, 2015, the Company acquired F&M Bancshares, Inc. and assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III and their outstanding trust preferred securities with an aggregate original principal amount of $11.3 million and a current carrying value of $9.9 million at December 31, 2022. At acquisition, the Company recorded a discount of $2.5 million on the debentures. The difference between the carrying value and contractual balance will be recognized as a yield adjustment over the remaining term for the debentures. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations.
Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s issuances of junior subordinated debentures outstanding at December 31, 2022 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3-month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3-month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341
(1)    The 3-month LIBOR in effect as of December 31, 2022 was 4.7378%.
(2)    All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due December 15, 2027. The Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Bank of $39.4 million.
As of December 15, 2022, the Notes bear a floating rate of interest equal to 3-Month LIBOR + 3.03% until the Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Notes will be redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Notes are not subject to redemption at the option of the holders.
In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes were issued at a price equal to 100% of the principal amount, resulting in net proceeds to the Company of $58.6 million.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 313 basis points (3.13%) for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
14. INCOME TAXES
The components of the provision for federal income taxes are as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current	$9,161	$15,558	$17,527
Deferred	1,931	2,783	(7,090)
Total	$11,092	$18,341	$10,437
Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2022, 2021 and 2020 due to the following:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Taxes calculated at statutory rate	$13,130	$20,978	$11,754
Increase (decrease) resulting from:
Stock based compensation	(396)	(620)	136
Effect of tax-exempt income	(2,554)	(2,190)	(1,475)
Nondeductible merger expenses	406	227	—
Bank owned life insurance	(236)	(54)	22
Salaries deduction limitation	490	—	—
Other, net	252	—	—
Total	$11,092	$18,341	$10,437

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes as of December 31, 2022 and 2021 are based on the 21% maximum federal statutory tax rate. Deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans and unfunded commitments	$22,685	$11,240
Deferred loan fees	62	1,077
Deferred compensation	2,636	836
Loans and securities purchase accounting adjustments	40,239	—
Net unrealized loss on available for sale securities	38,080	—
Other deferred assets	393	216
Total deferred tax assets	104,095	13,369
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(30,591)	(3,416)
Net unrealized gain on available for sale securities	—	(4,853)
Premises and equipment basis difference	(4,004)	(2,551)
Total deferred tax liabilities	(34,595)	(10,820)
Net deferred tax assets (recorded in other assets)	$69,500	$2,549
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2022, 2021 and 2020. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2019.
15. STOCK BASED COMPENSATION
Upon effective date of the Merger, the shares of Allegiance under all outstanding equity awards under Allegiance's equity compensation plans were exchanged for 1.4184 shares of CBTX equity awards and outstanding unvested awards were fully vested.
The number of shares of Allegiance options and restricted stock, the weighted average exercise prices and the aggregate intrinsic fair values in the tables below have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger.
In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan (the “2022 Plan”) approved by the Company’s shareholders at the special meeting of shareholders on May 23, 2022 became effective. Under the 2022 Plan, the Company is authorized to issue a maximum aggregate of 2,000,000 shares of stock. All restricted stock and performance share awards outstanding at December 31, 2022 were issued under the 2022 Plan. At December 31, 2022, there were 1,424,973 shares reserved for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $9.0 million, $4.0 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Options
There were no stock options granted during 2022 and 2021. Options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement, generally vest 3 to 4 years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately prior to the Merger, there were 166,160 of CBTX options outstanding and fully vested based on their normal vesting schedules.
Stock options outstanding at December 31, 2022, were issued prior to the Merger under three equity compensation plans with awards outstanding (1) the Allegiance 2015 Stock Awards and Incentive Plan, (2) the Allegiance 2019 Amended and Restated Stock Awards and Incentive Plan and (2) the CBTX 2014 Stock Option Plan. No additional shares may be issued under either of these compensation plans.
A summary of the activity in the stock option plans during the years ended December 31, 2022 and 2021 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2021	665	$14.86	3.43	$6,118
Options granted	—	—
Options exercised	(262)	12.94
Options forfeited	(2)	24.07
Options outstanding, December 31, 2021	401	$16.03	2.90	$5,508
Options acquired in the Merger	166	18.48
Options granted	—	—
Options exercised	(173)	14.47
Options forfeited	(26)	15.79
Options outstanding, December 31, 2022	368	$17.89	2.72	$4,256
Options vested and exercisable, December 31, 2022	368	$17.89	2.72	$4,256
Information related to the stock options exercises during each year shown is as follows:

	2022	2021	2020
	(In thousands)
Intrinsic value of options exercised	$2,112	$3,003	$734
Cash received from option exercises	2,510	3,372	2,221
Restricted Stock
The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant, which is the closing price of the Company’s common stock on the day before the grant date. The shares of restricted stock granted during 2022 vest over a period of two or three years and the Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
The unvested equity awards outstanding under Allegiance and CBTX’s equity compensation plans fully vested upon the Merger. Restricted stock awards granted to the Allegiance and CBTX’s non-employee directors were prorated based on the number of days that elapsed from grant date to the accelerated vesting date, resulting in the forfeiture of unvested shares of restricted stock previously granted to Allegiance and CBTX non-employee directors.

Shares of restricted stock are considered outstanding at the date of issuance as the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock awards are non-transferable and subject to forfeiture until the restricted stock awards vest and any dividends with respect to the restricted stock awards are subject to the same restrictions, including the risk of forfeiture.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the nonvested shares of restricted stock as of December 31, 2022 and 2021 including changes during the years then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2021	224	$21.70
Share awards granted	116	27.26
Share awards vested	(87)	21.86
Unvested share awards forfeited or cancelled	(16)	25.42
Nonvested share awards outstanding, December 31, 2021	237	$24.13
Nonvested share awards obtained in the Merger	93	27.86
Share awards granted	524	32.67
Share awards vested	(335)	27.28
Unvested share awards forfeited or cancelled	(18)	27.59
Nonvested share awards outstanding, December 31, 2022	501	$32.84
At December 31, 2022, there was $15.2 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.29 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2022, 2021 and 2020 was approximately $9.1 million, $1.9 million and $2.0 million, respectively.
Performance Share Units and Performance Share Awards
PSUs are earned subject to certain performance goals being met after the two-year performance period and were settled in shares of Company common stock following a one-year service period. Allegiance awarded 49,166 PSUs in 2019. The two-year performance period for the PSUs awarded in 2019 was met on December 31, 2020. Based on the performance goals of the 2019 PSUs awarded, 93.2% of those PSUs, or 45,776 shares, settled and were issued on December 31, 2021, after the one-year service period. Allegiance awarded 65,591 PSUs in 2020 and 79,792 PSUs in 2021,which were vested and converted to common shares totaling 146,568 in conjunction with the Merger. As part of the Merger, the 2,250 shares of CBTX PSUs vested and were converted to common shares of the same amount. The Company awarded 73,727 PSAs during the fourth quarter of 2022 under the 2022 Plan.
The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2022, there was $1.4 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 12 months.
16. OTHER EMPLOYEE BENEFITS
401(k) benefit plan
As of December 31, 2022, the Company maintained the 401(k) plans of both CBTX and Allegiance. Under both of these plans, participants may contribute a percentage of their compensation and both CBTX and Allegiance matched a portion of employee’s contributions. Matching contribution expense as of December 31, 2022, 2021 and 2020 was $2.2 million, $1.5 million and $1.4 million, respectively. The year 2022 includes contributions to the Allegiance and CBTX plans during the fourth quarter.
Profit sharing plan
The financial statements include an accrual for $1.7 million, $6.0 million and $3.5 million for a contribution to the Allegiance profit sharing plan as a profit sharing contribution for the years ended December 31, 2022, 2021 and 2020, respectively. This plan ended upon the date of the Merger.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Prior to the Merger, Allegiance offered its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the ESPP Plan. The ESPP Plan was adopted by the Board of Directors to provide employees with an opportunity to purchase shares of Allegiance common stock in order to provide employees a more direct opportunity to participate in the Allegiance’s growth. Allegiance allowed employees to purchase shares at a 15% discount to market value and thus incurs stock based compensation expense for the fair value of the discount given. The Company recognized total stock based compensation expense of $111 thousand, $176 thousand and $142 thousand for the years ended December 31, 2022, 2021, and 2020 respectively for this plan. The ESPP was suspended at the effective date of the Merger.

Salary Continuation Agreement

In October 2017, CBTX entered into a salary continuation arrangement with its President and Chief Executive Officer that called for payments of $200,000 per year payable for a period of 10 years commencing at age 70. Compensation under this agreement accelerated under its terms as a result of the Merger and $1.5 million was paid as settlement of the liability.
17. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States are not included in the Company’s consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit(1)	$673,098	$1,686,627	$484,441	$607,106
Standby letters of credit	10,310	25,190	8,536	12,624
Total	$683,408	$1,711,817	$492,977	$619,730
(1)    At December 31, 2022 and 2021, the Company had FHLB Letters of Credit in the amount of $1.08 billion and $1.36 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 12 – Borrowings and Borrowing Capacity.
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed do not necessarily represent future cash funding requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. The amount and type of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.
Commitments to make loans are generally made for periods of 120 days or less. As of December 31, 2022, the fixed rate loan commitments have interest rates ranging from 1.00% to 13.50% with a weighted average maturity and rate of 5.91 years and 5.55%, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby Letters of Credit
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has the rights to the underlying collateral. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.
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
18. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s and the Bank’s actual and required capital ratios at December 31, 2022 and 2021:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorize d As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,092,618	12.39%	$705,765	8.00%	$926,317	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	885,652	10.04%	396,993	4.50%	617,545	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	895,520	10.15%	529,324	6.00%	749,876	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	895,520	8.55%	418,720	4.00%	418,720	4.00%	N/A	N/A
As of December 31, 2021(1)
Total Capital (to risk weighted assets)	$722,010	16.08%	$359,214	8.00%	$471,468	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	559,926	12.47%	202,058	4.50%	314,312	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	569,678	12.69%	269,410	6.00%	381,665	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	569,678	8.53%	267,286	4.00%	267,286	4.00%	N/A	N/A

STELLAR BANK(1)
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,059,313	12.02%	$705,120	8.00%	$925,470	10.50%	$881,400	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	921,714	10.46%	396,630	4.50%	616,980	7.00%	572,910	6.50%
Tier 1 Capital (to risk weighted assets)	921,714	10.46%	528,840	6.00%	749,190	8.50%	705,120	8.00%
Tier 1 Capital (to average tangible assets)	921,714	8.81%	418,388	4.00%	418,388	4.00%	522,984	5.00%
As of December 31, 2021(1)
Total Capital (to risk weighted assets)	$659,596	14.71%	$358,793	8.00%	$470,916	10.50%	$448,491	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	566,483	12.63%	201,821	4.50%	313,944	7.00%	291,519	6.50%
Tier 1 Capital (to risk weighted assets)	566,483	12.63%	269,095	6.00%	381,217	8.50%	358,793	8.00%
Tier 1 Capital (to average tangible assets)	566,483	8.49%	266,944	4.00%	266,944	4.00%	333,680	5.00%

(1)The capital ratios above reflect Allegiance historical information for the first nine months of 2022, while the fourth quarter of 2022, after the Merger on October 1, 2022, sets forth information for Stellar. The historical ratios presented for the year ended December 31, 2021 do not include the historical information for CBTX. Immediately following the Merger, CommunityBank merged with and into Allegiance Bank, with Allegiance Bank as the surviving bank. On February 18, 2023, Allegiance Bank changed its name to Stellar Bank in connection with the operational conversion.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. In addition, the Company’s credit agreement with another financial institution also limits its ability to pay dividends. Under applicable banking regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described above.
19. EARNINGS PER COMMON SHARE
Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options, PSUs and PSAs issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Common shares issuable under restricted stock awards are considered outstanding at the date of grant and are accounted for as participating securities and included in basic and diluted weighted average common shares outstanding.

	For the Years Ended December 31,
	2022		2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$51,432		$81,553		$45,534
Basic:
Weighted average shares outstanding	34,738	$1.48	28,660	$2.85	28,957	$1.57
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises, PSUs and PSAs	269		212		185
Total	35,007	$1.47	28,872	$2.82	29,142	$1.56
Stock options for 55,389 shares were not considered in computing diluted earnings per share as of December 31, 2020, respectively, because they were antidilutive. There were no antidilutive shares as of December 31, 2022 and 2021.
The basic and diluted weighted average number of shares issued and earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and due from banks	$27,407	$58,791
Investment in subsidiary(1)	1,419,578	823,365
Other assets	7,569	4,045
TOTAL ASSETS	$1,454,554	$886,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Subordinated debentures	$69,367	$68,971
Accrued interest payable and other liabilities	2,011	762
Total liabilities	71,378	69,733
SHAREHOLDERS’ EQUITY:
Common stock	530	289
Capital surplus	1,222,761	530,845
Retained earnings	303,146	267,092
Accumulated other comprehensive (loss) income	(143,261)	18,242
Total shareholders’ equity	1,383,176	816,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,454,554	$886,201

(1)    The increase for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the push     down of acquisition items to the Bank.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
INCOME:
Dividends from subsidiary	$—	$68,000	$13,000
Other income	35	10	16
Total income	35	68,010	13,016
EXPENSE:
Interest expense on borrowed funds	3,144	3,231	3,497
Other expenses	7,389	3,492	1,595
Total expense	10,533	6,723	5,092
(Loss) income before income tax benefit and equity in undistributed income of subsidiaries	(10,498)	61,287	7,924
Income tax benefit	2,315	1,410	1,066
(Loss) income before equity in undistributed income of subsidiaries	(8,183)	62,697	8,990
Equity in undistributed income of subsidiaries	59,615	18,856	36,544
Net income	$51,432	$81,553	$45,534

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,432	$81,553	$45,534
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(59,615)	(18,856)	(36,544)
Net amortization of discount on subordinated debentures	396	393	392
Stock based compensation expense	9,042	3,979	3,425
Increase in other assets	(2,334)	(1,622)	(1,026)
Decrease (increase) in accrued interest payable and other liabilities	(2,477)	1,117	(1,038)
Net cash (used in) provided by operating activities	(3,556)	66,564	10,743
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in the merger	11,078	—	—
Net cash provided by investing activities	11,078	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, stock option exercises and the ESPP Plan	77	3,812	2,569
Net (paydowns) increase in borrowings under credit agreement	—	(15,569)	15,000
Dividends paid to common shareholders	(15,378)	(9,697)	(8,165)
Repurchase of common stock	(23,605)	(5,659)	(18,582)
Net cash used in financing activities	(38,906)	(27,113)	(9,178)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,384)	39,451	1,565
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,791	19,340	17,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,407	$58,791	$19,340
21. SUBSEQUENT EVENT
Sale of Securities
The Company sold securities totaling $320.4 million and recognized a net gain of $234 thousand through the date of this report, to support its liquidity position.
Dividend Declaration
On February 22, 2023, the Company declared a cash dividend of $0.13 per share of common stock to be paid on March 31, 2023 to all shareholders of record as of March 15, 2023.