Form 10-Q
period 2023-03-31
Stellar Bancorp, Inc.
filed 2023-05-04
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-38280
_______________________________________________
Stellar Bancorp, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Texas	20-8339782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Greenway Plaza, Suite 110
Houston, Texas 77046
(Address of principal executive offices, including zip code)
(713) 210-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.01 per share	STEL	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 53,302,130 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
March 31, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$99,231	$67,063
Interest-bearing deposits at other financial institutions	164,102	304,642
Total cash and cash equivalents	263,333	371,705
Available for sale securities, at fair value	1,519,175	1,807,586
Loans held for investment	7,886,044	7,754,751
Less: allowance for credit losses on loans	(96,188)	(93,180)
Loans, net	7,789,856	7,661,571
Accrued interest receivable	42,405	44,743
Premises and equipment, net	124,723	126,803
Federal Home Loan Bank stock	19,676	15,058
Bank owned life insurance	103,616	103,094
Goodwill	497,260	497,260
Core deposit intangibles, net	136,665	143,525
Other assets	108,009	129,092
TOTAL ASSETS	$10,604,718	$10,900,437
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,877,859	$4,230,169
Interest-bearing
Demand	1,394,244	1,591,828
Money market and savings	2,401,840	2,575,923
Certificates and other time	1,064,932	869,712
Total interest-bearing deposits	4,861,016	5,037,463
Total deposits	8,738,875	9,267,632
Accrued interest payable	3,875	2,098
Borrowed funds	238,944	63,925
Subordinated debt	109,420	109,367
Other liabilities	67,388	74,239
Total liabilities	9,158,502	9,517,261
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized 53,296,038 shares issued and outstanding at March 31, 2023 and 52,954,985 shares issued and outstanding at December 31, 2022	533	530
Capital surplus	1,225,596	1,222,761
Retained earnings	333,368	303,146
Accumulated other comprehensive loss	(113,281)	(143,261)
Total shareholders’ equity	1,446,216	1,383,176
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,604,718	$10,900,437
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$125,729	$52,370
Securities:
Taxable	9,653	5,068
Tax-exempt	1,262	2,525
Deposits in other financial institutions	3,771	340
Total interest income	140,415	60,303
INTEREST EXPENSE:
Demand, money market and savings deposits	18,037	1,347
Certificates and other time deposits	3,307	2,156
Borrowed funds	1,317	186
Subordinated debt	1,927	1,442
Total interest expense	24,588	5,131
NET INTEREST INCOME	115,827	55,172
Provision for credit losses	3,666	1,814
Net interest income after provision for credit losses	112,161	53,358
NONINTEREST INCOME:
Nonsufficient funds fees	406	116
Service charges on deposit accounts	943	527
Gain on sale of assets	198	—
Bank owned life insurance income	522	133
Debit card and ATM card income	1,698	819
Other	3,731	2,423
Total noninterest income	7,498	4,018
NONINTEREST EXPENSE:
Salaries and employee benefits	39,775	22,728
Net occupancy and equipment	4,088	2,205
Depreciation	1,836	1,033
Data processing and software amortization	5,054	2,498
Professional fees	1,527	138
Regulatory assessments and FDIC insurance	1,294	1,261
Amortization of intangibles	6,879	751
Communications	701	341
Advertising	839	462
Other real estate expense	272	59
Acquisition and merger-related expenses	6,165	451
Other	4,168	2,590
Total noninterest expense	72,598	34,517
INCOME BEFORE INCOME TAXES	47,061	22,859
Provision for income taxes	9,913	4,202
NET INCOME	$37,148	$18,657
EARNINGS PER SHARE:
Basic	$0.70	$0.65
Diluted	$0.70	$0.64
DIVIDENDS PER SHARE	$0.13	$0.10
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$37,148	$18,657
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	37,965	(103,621)
Reclassification of gain realized on securities	(234)	—
Total other comprehensive income (loss)	37,731	(103,621)
Deferred tax (expense) benefit related to other comprehensive loss	(7,751)	21,761
Other comprehensive income (loss), net of tax	29,980	(81,860)
Comprehensive income (loss)	$67,128	$(63,203)
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)

BALANCE AT DECEMBER 31, 2021	28,845,903	$289	$530,845	$267,092	$18,242	$816,468
Net income				18,657		18,657
Other comprehensive loss					(81,860)	(81,860)
Cash dividends declared $0.10, per share				(2,853)		(2,853)
Common stock issued in connection with the exercise of stock options and restricted stock awards	58,007	1	568			569
Stock based compensation expense			959			959
BALANCE AT MARCH 31, 2022	28,903,910	$290	$532,372	$282,896	$(63,618)	$751,940

BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income				37,148		37,148
Other comprehensive income					29,980	29,980
Cash dividends declared $0.13 per share				(6,926)		(6,926)
Common stock issued in connection with the exercise of stock options and restricted stock awards	341,053	3	254			257
Stock based compensation expense			2,581			2,581
BALANCE AT MARCH 31, 2023	53,296,038	$533	$1,225,596	$333,368	$(113,281)	$1,446,216
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,148	$18,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	8,715	1,784
Provision for credit losses	3,666	1,814
Deferred income tax benefit	453	47
Net amortization of (discount) premium on investments	(110)	2,797
Excess tax benefit from stock based compensation	(47)	(149)
Bank owned life insurance income	(522)	(133)
Net accretion of discount on loans	(10,093)	(77)
Net amortization of discount on subordinated debt	29	29
Net accretion of discount on certificates of deposit	(11)	(16)
Net gain on sale of assets	(198)	—
Federal Home Loan Bank stock dividends	(207)	(18)
Stock based compensation expense	2,581	959
Net change in operating leases	981	767
Decrease (increase) in accrued interest receivable and other assets	12,129	(26,190)
(Decrease) increase in accrued interest payable and other liabilities	(5,497)	15,785
Net cash provided by operating activities	49,017	16,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	27,997	640,437
Proceeds from sales and calls of available for sale securities	320,691	—
Purchase of available for sale securities	(22,218)	(763,586)
Net change in total loans	(121,392)	(63,268)
Purchase of bank premises and equipment	(1,238)	(184)
Proceeds from sale of bank premises, equipment and other real estate	3,597	—
Net purchases of Federal Home Loan Bank stock	(4,411)	—
Net cash provided by (used in) investing activities	203,026	(186,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(352,310)	110,519
Net (decrease) increase in interest-bearing deposits	(176,436)	4,185
Net change in short-term other borrowed funds	175,000	—
Dividends paid to common shareholders	(6,926)	(2,853)
Proceeds from the issuance of common stock and stock option exercises	257	569
Net cash (used in) provided by financing activities	(360,415)	112,420
NET CHANGE IN CASH AND CASH EQUIVALENTS	(108,372)	(58,125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,705	757,509
CASH AND CASH EQUIVALENTS, END OF PERIOD	$263,333	$699,384
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	22,811	3,798
Cash paid for operating lease liabilities	1,100	892
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$—	$76
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Stellar Bancorp, Inc. (“Stellar”) through its wholly-owned subsidiary, Stellar Bank, (the “Bank”, and together with Stellar, collectively referred to herein as “we,” “us”, “our” and the “Company”), provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. The Company derives substantially all of its revenues and income from the operation of the Bank.

    We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”), as the Houston region (“Houston region”) and the Beaumont-Port Arthur MSA, as the Beaumont region (“Beaumont region”). The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small-to medium-sized businesses, professionals and individuals through its 55 banking centers with 38 banking centers in the Houston region, 16 banking centers in the Beaumont region and one banking center in Dallas, Texas, which we collectively refer to as our markets.

Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between the Company and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Merger of Equals-On October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”) merged, (the “Merger”), with CBTX, as the surviving corporation that was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly owned subsidiary of Allegiance (the “Bank Merger”), with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company for all periods prior to October 1, 2022 (the “Merger Date”). In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change.
The Company’s results of operations for the three months ended March 31, 2022 reflect Allegiance's historical results and do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, capital surplus, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Significant Accounting and Reporting Policies
The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Adoption of New Accounting Standards
ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." became effective for the Company for the first quarter of 2023 and did not have a significant impact on the Company’s financial statements. ASU 2022-02 eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss model. In lieu of the TDR accounting model, the Company applies the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty on a prospective basis. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.
2. ACQUISITIONS
Merger of Equals
As described in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies, the Merger was completed on October 1, 2022.
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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, which means that for accounting and financial reporting purposes, Allegiance was deemed to have acquired CBTX in the Merger, even though CBTX was the legal acquirer. Accordingly, Allegiance's historical financial statements are the historical financial statements of the combined company for all periods prior to October 1, 2022 (the “Merger Date”).
Total acquisition and merger-related expenses recognized for the three months ended March 31, 2023 and 2022 were $6.2 million and $451 thousand, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2021	$223,642	$14,658	$—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	497,260	143,525	309
Amortization	—	(6,860)	(19)
Decrease due to payoff of serviced loans	—	—	(11)
Balance as of March 31, 2023	$497,260	$136,665	$279
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Management performs an impairment evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2023, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2023 is as follows (in thousands):

Remaining 2023	$19,953
2024	24,166
2025	21,528
2026	18,896
Thereafter	52,122
Total	$136,665
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$426,544	$570	$(13,417)	$413,697
Municipal securities	259,944	2,658	(30,403)	232,199
Agency mortgage-backed pass-through securities	382,495	879	(34,962)	348,412
Agency collateralized mortgage obligations	466,160	231	(58,203)	408,188
Corporate bonds and other	127,396	85	(10,802)	116,679
Total	$1,662,539	$4,423	$(147,787)	$1,519,175

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
As of March 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$77,513	$75,609
Due after one year through five years	180,413	170,388
Due after five years through ten years	133,301	125,079
Due after ten years	422,657	391,499
Subtotal	813,884	762,575
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	848,655	756,600
Total	$1,662,539	$1,519,175

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	March 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$111,992	$(1,309)	$262,152	$(12,108)	$374,144	$(13,417)
Municipal securities	4,453	(41)	176,032	(30,362)	180,485	(30,403)
Agency mortgage-backed pass-through securities	45,150	(1,345)	254,713	(33,617)	299,863	(34,962)
Agency collateralized mortgage obligations	4,180	(13)	392,427	(58,190)	396,607	(58,203)
Corporate bonds and other	38,378	(1,774)	60,404	(9,028)	98,782	(10,802)
Total	$204,153	$(4,482)	$1,145,728	$(143,305)	$1,349,881	$(147,787)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$99,732	$(1,427)	$305,256	$(17,800)	$404,988	$(19,227)
Municipal securities	228,192	(14,473)	134,640	(29,353)	362,832	(43,826)
Agency mortgage-backed pass-through securities	95,291	(7,612)	199,836	(34,420)	295,127	(42,032)
Agency collateralized mortgage obligations	117,147	(14,426)	276,925	(53,204)	394,072	(67,630)
Corporate bonds and other	72,913	(5,704)	49,893	(7,684)	122,806	(13,388)
Total	$613,275	$(43,642)	$966,550	$(142,461)	$1,579,825	$(186,103)
During the three months ended March 31, 2023, the Company sold $320.4 million of securities recording gross gains of $234 thousand. There were no securities sold during the three months ended March 31, 2022. At March 31, 2023 and December 31, 2022, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $1.11 billion at March 31, 2023 and $978.9 million at December 31, 2022, respectively. The majority of the securities were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are segregated by class of loan as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$1,477,340	$1,455,795
Paycheck Protection Program (PPP)	11,081	13,226
Real estate:
Commercial real estate (including multi-family residential)	4,014,609	3,931,480
Commercial real estate construction and land development	1,034,538	1,037,678
1-4 family residential (including home equity)	1,008,362	1,000,956
Residential construction	292,143	268,150
Consumer and other	47,971	47,466
Total loans	7,886,044	7,754,751
Allowance for credit losses on loans	(96,188)	(93,180)
Loans, net	$7,789,856	$7,661,571
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $35.3 million and $34.1 million as of March 31, 2023 and December 31, 2022, respectively, due to immateriality.

	March 31, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$5,115	$—	$5,115	$23,152	$1,449,073	$1,477,340
Paycheck Protection Program (PPP)	82	—	82	177	10,822	11,081
Real estate:
Commercial real estate (including multi-family residential)	9,917	—	9,917	9,026	3,995,666	4,014,609
Commercial real estate construction and land development	1,937	—	1,937	27	1,032,574	1,034,538
1-4 family residential (including home equity)	5,133	—	5,133	10,586	992,643	1,008,362
Residential construction	867	—	867	195	291,081	292,143
Consumer and other	89	—	89	250	47,632	47,971
Total loans	$23,140	$—	$23,140	$43,413	$7,819,491	$7,886,044

	December 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,591	$—	$1,591	$25,297	$1,428,907	$1,455,795
Paycheck Protection Program (PPP)	517	—	517	105	12,604	13,226
Real estate:
Commercial real estate (including multi-family residential)	3,222	—	3,222	9,970	3,918,288	3,931,480
Commercial real estate construction and land development	851	—	851	—	1,036,827	1,037,678
1-4 family residential (including home equity)	3,385	—	3,385	9,404	988,167	1,000,956
Residential construction	—	—	—	—	268,150	268,150
Consumer and other	192	—	192	272	47,002	47,466
Total loans	$9,758	$—	$9,758	$45,048	$7,699,945	$7,754,751
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

The following table presents risk ratings by category of loan as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023									As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial and industrial
Pass	$67,460	$364,886	$220,941	$68,360	$48,321	$37,100	$585,691	$33,937	$1,426,696	$1,400,191
Special Mention	329	671	541	481	694	184	1,919	478	5,297	18,982
Substandard	250	4,610	18,567	1,459	12,794	857	5,862	868	45,267	36,568
Doubtful	—	53	27	—	—	—	—	—	80	54
Total commercial and industrial loans	$68,039	$370,220	$240,076	$70,300	$61,809	$38,141	$593,472	$35,283	$1,477,340	$1,455,795

Current-period gross charge-offs	$—	$95	$51	$—	$(2)	$—	$264	$18	$426

Paycheck Protection Program (PPP)
Pass	$—	$—	$6,262	$4,819	$—	$—	$—	$—	$11,081	$13,226
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$6,262	$4,819	$—	$—	$—	$—	$11,081	$13,226

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$101,831	$1,332,416	$875,519	$491,699	$370,618	$625,176	$125,193	$18,040	$3,940,492	$3,844,951
Special Mention	—	1,022	2,632	3,679	809	6,799	587	—	15,528	18,183
Substandard	798	14,314	10,477	10,064	5,641	17,295	—	—	58,589	68,346
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$102,629	$1,347,752	$888,628	$505,442	$377,068	$649,270	$125,780	$18,040	$4,014,609	$3,931,480

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction and land development
Pass	$51,849	$496,452	$305,671	$48,800	$36,510	$10,103	$66,678	$826	$1,016,889	$1,025,141
Special Mention	—	1,975	22	145	—	215	—	149	2,506	832
Substandard	—	2,837	11,850	91	83	282	—	—	15,143	11,705
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$51,849	$501,264	$317,543	$49,036	$36,593	$10,600	$66,678	$975	$1,034,538	$1,037,678

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	As of March 31, 2023									As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$45,638	$263,617	$231,405	$121,674	$78,287	$123,212	$106,219	$8,710	$978,762	$969,396
Special Mention	—	59	—	1,739	139	198	356	—	2,491	3,714
Substandard	725	1,028	1,981	3,604	3,589	6,699	6,852	2,631	27,109	27,846
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$46,363	$264,704	$233,386	$127,017	$82,015	$130,109	$113,427	$11,341	$1,008,362	$1,000,956

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction
Pass	$32,476	$194,880	$31,895	$8,806	$1,293	$2,515	$18,627	$—	$290,492	$266,943
Special Mention	—	665	—	—	—	—	—	—	665	421
Substandard	—	305	681	—	—	—	—	—	986	786
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$32,476	$195,850	$32,576	$8,806	$1,293	$2,515	$18,627	$—	$292,143	$268,150

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	7,278	12,893	10,595	2,702	891	697	11,696	874	47,626	47,062
Special Mention	—	34	1	—	—	—	—	—	35	43
Substandard	—	74	8	—	104	8	5	111	310	361
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$7,278	$13,001	$10,604	$2,702	$995	$705	$11,701	$985	$47,971	$47,466

Current-period gross charge-offs	$—	$8	$—	$—	$—	$—	$—	$—	$8

Total loans
Pass	306,532	2,665,144	1,682,288	746,860	535,920	798,803	914,104	62,387	7,712,038	7,566,910
Special Mention	329	4,426	3,196	6,044	1,642	7,396	2,862	627	26,522	42,175
Substandard	1,773	23,168	43,564	15,218	22,211	25,141	12,719	3,610	147,404	145,612
Doubtful	—	53	27	—	—	—	—	—	80	54
Total loans	$308,634	$2,692,791	$1,729,075	$768,122	$559,773	$831,340	$929,685	$66,624	$7,886,044	$7,754,751

Total current-period gross charge-offs	$—	$103	$51	$—	$(2)	$—	$264	$18	$434

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2023 and 2022:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	(1,502)	—	4,716	(542)	116	293	119	3,200
Charge-offs	(426)	—	—	—	—	—	(8)	(434)
Recoveries	208	—	14	—	7	—	13	242
Net charge-offs	(218)	—	14	—	7	—	5	(192)
Balance March 31, 2023	$39,516	$—	$37,700	$13,579	$2,832	$2,089	$472	$96,188
Three Months Ended
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Provision for credit losses on loans	(383)	—	1,989	(53)	(95)	118	16	1,592
Charge-offs	(341)	—	(255)	(63)	—	—	(48)	(707)
Recoveries	390	—	—	—	—	—	—	390
Net charge-offs	49	—	(255)	(63)	—	—	(48)	(317)
Balance March 31, 2022	$16,295	$—	$24,877	$6,147	$752	$1,093	$51	$49,215
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2023 and December 31, 2022 was $12.4 million and $12.0 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a $466 thousand provision for unfunded commitments in the first quarter of 2023.

Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses on loans as a specific allocation.
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$15,879	$—	$15,879
Real estate:
Commercial real estate (including multi-family residential)	4,738	—	—	4,738
Commercial real estate construction and land development	27	—	—	27
1-4 family residential (including home equity)	3,432	—	—	3,432
Residential construction	—	—	—	—
Consumer and other	—	—	8	8
Total	$8,197	$15,879	$8	$24,084

	As of December 31, 2022
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18,411	$30	$18,441
Real estate:
Commercial real estate (including multi-family residential)	1,612	—	—	1,612
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,478	—	—	3,478
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$5,090	$18,411	$30	$23,531
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,413	$21,739	$23,152
Paycheck Protection Program (PPP)	177	—	177
Real estate:
Commercial real estate (including multi-family residential)	6,438	2,588	9,026
Commercial real estate construction and land development	27	—	27
1-4 family residential (including home equity)	4,464	6,122	10,586
Residential construction	195	—	195
Consumer and other	70	180	250
Total loans	$12,784	$30,629	43,413

	As of December 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,776	$22,521	$25,297
Paycheck Protection Program (PPP)	105	—	105
Real estate:
Commercial real estate (including multi-family residential)	8,704	1,266	9,970
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	4,856	4,548	9,404
Residential construction	—	—	—
Consumer and other	94	178	272
Total loans	$16,535	$28,513	45,048
Loan Modifications and Troubled Debt Restructurings
Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on troubled debt restructurings ("TDRs") under the previous disclosure requirements. The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three months ended March 31, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at March 31, 2023.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
	(In thousands)
Commercial and industrial	$—	$—	$2,251	$96	$—	$—	$2,347
Real estate:
Commercial real estate (including multi-family residential)	—	—	798	—	—	—	798
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	725	—	—	—	725
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$—	$3,774	$96	$—	$—	$3,870

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the three months ended March 31, 2023:

Weighted-
	Average	Weighted
	Interest	Average
	Rate	Term
	Reduction	Extension
(months)
Commercial and industrial(1)	—%	29
Real estate:
Commercial real estate (including multi-family residential)	—%	6
Commercial real estate construction and land development	—%	—
1-4 family residential (including home equity)	—%	12
Residential construction	—%	—
Consumer and other	—%	—
(1)    There was no financial effect as a result of this modification as the loan was on nonaccrual.
There were no loans that had payment defaults during the three months ended March 31, 2023 that were modified due to the borrowers experiencing financial difficulty in that period prior to default.
The following table presents information regarding loans modified in a troubled debt restructuring during the three months ended March 31, 2022:

		Pre-modification	Post Modification
	Number of	of Outstanding	of Outstanding
	Contracts	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	4	1,207	1,207
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	—
Residential construction	—	—	—
Consumer and other	—	—	—
Total	4	$1,207	$1,207
Troubled debt restructurings resulted in no charge-offs during the three months ended March 31, 2022. There were no loans modified under a trouble debt restructuring during the previous twelve-month period that subsequently defaulted during the three months ended March 31, 2022. Default is determined to at 90 or more days past due. The trouble debt restructurings related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans during the three months ended March 31, 2022. There were no commitments to lend additional amounts to trouble debt restructured loans as of March 31, 2022.
6. LEASES
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2023 and 2022.
At March 31, 2023, the Company had 32 leases consisting of branch locations and office space. On the March 31, 2023 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$22,557	$23,538
Operating lease liability classified as other liabilities	$22,249	$23,136
Weighted average lease term, in years	8.09	8.18
Weighted average discount rate	4.03%	4.00%
Lease costs for the dates indicated is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Income Statement:
Operating lease cost	$1,809	$892
Short-term lease cost	5	—
Total operating lease costs	$1,814	$892
A maturity analysis of the Company’s lease liabilities is as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Lease payments due:
Within one year	$3,372	$4,634
After one but within two years	4,121	4,121
After two but within three years	3,684	3,684
After three but within four years	3,132	3,132
After four but within five years	2,918	2,918
After five years	9,303	9,303
Total lease payments	26,530	27,792
Less: discount on cash flows	4,281	4,656
Total lease liability	$22,249	$23,136

7. FAIR VALUE
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value represents the exchange price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price,” in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of March 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$263,333	$263,333	$—	$—	$263,333
Available for sale securities	1,519,175	—	1,519,175	—	1,519,175
Loans held for investment, net of allowance	7,789,856	—	—	7,617,825	7,617,825
Accrued interest receivable	42,405	112	7,018	35,275	42,405
Financial liabilities
Deposits	$8,738,875	$—	$8,723,152	$—	$8,723,152
Accrued interest payable	3,875	—	3,875	—	3,875
Borrowed funds	238,944	—	238,999	—	238,999
Subordinated debt	109,420	—	105,773	—	105,773

	As of December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$371,705	$371,705	$—	$—	$371,705
Available for sale securities	1,807,586	—	1,807,586	—	1,807,586
Loans held for investment, net of allowance	7,661,571	—	—	7,555,602	7,555,602
Accrued interest receivable	44,743	25	10,585	34,133	44,743
Financial liabilities
Deposits	$9,267,632	$—	$9,256,141	$—	$9,256,141
Accrued interest payable	2,098	—	2,098	—	2,098
Borrowed funds	63,925	—	63,999	—	63,999
Subordinated debt	109,367	—	107,910	—	107,910
The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of March 31, 2023.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$413,697	$—	$413,697
Municipal securities	—	232,199	—	232,199
Agency mortgage-backed pass-through securities	—	348,412	—	348,412
Agency collateralized mortgage obligations	—	460,986	—	460,986
Corporate bonds and other	—	63,881	—	63,881
Interest rate swaps	—	—	7,463	7,463
Credit risk participation agreements	—	—	33	33
Total fair value of financial assets	$—	$1,519,175	$7,496	$1,526,671
Financial liabilities
Interest rate swaps	$—	$—	$7,463	$7,463
Total fair value of financial liabilities	$—	$—	$7,463	$7,463

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$414,280	$—	$414,280
Municipal securities	—	540,569	—	540,569
Agency mortgage-backed pass-through securities	—	328,801	—	328,801
Agency collateralized mortgage obligations	—	394,130	—	394,130
Corporate bonds and other	—	129,806	—	129,806
Interest rate swaps	—	—	9,263	9,263
Credit risk participation agreements	—	—	27	27
Total fair value of financial assets	$—	$1,807,586	$9,290	$1,816,876
Financial liabilities
Interest rate swaps	$—	$—	$9,263	$9,263
Total fair value of financial liabilities	$—	$—	$9,263	$9,263
There were no transfers between levels during the three months ended March 31, 2023 or 2022.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$12,236
Commercial real estate (including multi-family residential)	—	—	2,832
Commercial real estate construction and land development	—	—	9,420
1-4 family residential (including home equity)	—	—	2,820
Branch assets held for sale	2,033	—	—
Other repossessed assets	124	—	—
	$2,157	$—	$27,308

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$21,948
Commercial real estate (including multi-family residential)	—	—	11,566
1-4 family residential (including home equity)	—	—	2,883
Branch assets held for sale	5,165	—	—
	$5,165	$—	$36,397
Branch assets held for sale include banking centers that have closed and are for sale.

8. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand at March 31, 2023 and December 31, 2022 were $498.1 million and $432.9 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (in thousands):

Within one year	$925,920
After one but within two years	101,424
Over three years	37,588
Total	$1,064,932
The Company had $203.4 million and $72.5 million of brokered deposits as of March 31, 2023 and December 31, 2022, respectively. There were no concentrations of deposits with any one depositor at March 31, 2023 and December 31, 2022.
9. DERIVATIVE INSTRUMENTS
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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2023, management determined there was no such deterioration.

At March 31, 2023 and December 31, 2022, the Company had 15 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At March 31, 2023 and December 31, 2022, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of March 31, 2023 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps with financial institutions	Other assets	$108,266	$7,062	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.25
Interest rate swaps with customers	Other assets	4,936	77	6.25%	SOFR CME 1M + 2.50%	4.80
Interest rate swaps with financial institutions	Other assets	4,999	323	4.99%	U.S. Prime	4.71
Interest rate swaps with customers	Other liabilities	4,999	(323)	4.99%	U.S. Prime	4.71
Interest rate swaps with financial institutions	Other liabilities	4,936	(77)	6.25%	SOFR CME 1M + 2.50%	4.80
Interest rate swaps with customers	Other liabilities	108,266	(7,062)	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.25
Credit risk participation agreement with financial institution	Other assets	21,359	33	3.50% - 5.40%	SOFR CME 1M + 2.50%	8.08

Derivative instruments not designated as hedges outstanding as of December 31, 2022 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps with financial institutions	Other assets	$109,242	$8,856	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.49
Interest rate swaps with financial institutions	Other assets	5,029	407	4.99%	U.S. Prime	4.96
Interest rate swaps with customers	Other liabilities	5,029	(407)	4.99%	U.S. Prime	4.96
Interest rate swaps with customers	Other liabilities	109,242	(8,856)	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.49
Credit risk participation agreement with financial institution	Other assets	13,028	2	3.50%	LIBOR 1M + 2.50%	7.24
Credit risk participation agreement with financial institution	Other assets	8,485	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	9.97
10. BORROWINGS
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2023, the Company had a total borrowing capacity with the FHLB of $4.07 billion, of which $2.84 billion was available and $1.23 billion was outstanding in/through FHLB advances and letters of credit. There were $239.0 million FHLB short-term advances outstanding at March 31, 2023 at a weighted average rate of 5.00%. Letters of credit were $994.7 million at March 31, 2023, of which $333.4 million will expire during the remaining months of 2023, $61.2 million will expire in 2024, $45.0 million will expire in 2025, $60.1 million will expire in 2026, $453.0 million will expire in 2027, $15.0 million will expire in 2028 and $27.0 million will expire in 2029.
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or Loan Agreement, that provides for a $75.0 million revolving line of credit. At March 31, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2023, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
11. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc., the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)
The 3-month LIBOR in effect as of March 31, 2023 was 5.19%. Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date.

(2)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. As of December 15, 2022, the Bank Notes bear a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for tier 2 capital treatment at March 31, 2023.

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 313 basis points (3.13%), which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement for the Company Notes), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
12. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items. For the three months ended March 31, 2023, income tax expense was $9.9 million compared with $4.2 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was 21.1%, compared to 18.4% for the three months ended March 31, 2022, respectively.
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2023.
13. STOCK BASED COMPENSATION
In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan (the “2022 Plan”) approved by the Company’s shareholders at the special meeting of shareholders on May 23, 2022 became effective. Under the 2022 Plan, the Company is authorized to issue a maximum aggregate of 2,000,000 shares of stock. All restricted stock and performance share awards outstanding at March 31, 2023 were issued under the 2022 Plan. At March 31, 2023, there were 1,103,050 shares reserved for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $2.6 million and $959 thousand for the three months ended March 31, 2023 and 2022, respectively.
Stock Options
Stock options outstanding at March 31, 2023, were issued prior to the Merger under three equity compensation plans with awards outstanding (1) the Allegiance 2015 Stock Awards and Incentive Plan, (2) the Allegiance 2019 Amended and Restated Stock Awards and Incentive Plan and (3) the CBTX 2014 Stock Option Plan. No additional shares may be issued under either of these compensation plans.
No options to purchase Company stock were granted during the first three months of 2023. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest three to four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the three months ended March 31, 2023 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2023	368	$17.89	2.72	$4,256
Options granted	—	—
Options exercised	(19)	13.45
Options forfeited	(21)	22.05
Options outstanding, March 31, 2023	328	$17.89	2.54	$2,282
Options vested and exercisable, March 31, 2023	328	$17.89	2.54	$2,282
Restricted Stock Awards
The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant, which is the closing price of the Company’s common stock on the day before the grant date. The shares of restricted stock granted during 2023 generally vest over a period of two or three years and the Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
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
A summary of the activity of the nonvested shares of restricted stock during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2023	501	$32.84
Share awards granted	228	25.99
Share awards vested	—	—
Unvested share awards forfeited or cancelled	(26)	32.01
Nonvested share awards outstanding, March 31, 2023	703	$30.65
As of March 31, 2023, there was $18.1 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 2.12 years.
Performance Share Awards ("PSAs")
PSAs are generally earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Company common stock following a one-year service period. There were 119,845 PSAs awarded during the three months ended March 31, 2023. The grant date fair value of the PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At March 31, 2023, there was $3.0 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 2.25 years.
14. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in the Company’s consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit(1)	$608,717	$1,726,952	$673,098	$1,686,627
Standby letters of credit	12,174	23,348	10,310	25,190
Total	$620,891	$1,750,300	$683,408	$1,711,817
1)    At March 31, 2023 and December 31, 2022, the Company had FHLB Letters of Credit in the amount of $994.7 million and $1.08 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 10 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of March 31, 2023, the fixed rate loan commitments had interest rates ranging from 1.10% to 9.75% with a weighted average maturity and rate of 2.62 years and 5.38%, respectively.
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
15. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of

March 31, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were then subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2023 and December 31, 2022:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
As of March 31, 2023
Total Capital (to risk weighted assets)	$1,133,335	12.72%	$712,872	8.00%	$935,644	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	925,572	10.39%	400,990	4.50%	623,763	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	935,470	10.50%	534,654	6.00%	757,426	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	935,470	9.01%	415,184	4.00%	415,184	4.00%	N/A	N/A
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,092,618	12.39%	$705,765	8.00%	$926,317	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	885,652	10.04%	396,993	4.50%	617,545	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	895,520	10.15%	529,324	6.00%	749,876	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	895,520	8.55%	418,720	4.00%	418,720	4.00%	N/A	N/A
STELLAR BANK
As of March 31, 2023
Total Capital (to risk weighted assets)	$1,105,514	12.42%	$712,191	8.00%	$934,750	10.50%	$890,238	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	967,649	10.87%	400,607	4.50%	623,167	7.00%	578,655	6.50%
Tier 1 Capital (to risk weighted assets)	967,649	10.87%	534,143	6.00%	756,702	8.50%	712,191	8.00%
Tier 1 Capital (to average tangible assets)	967,649	9.35%	413,922	4.00%	413,922	4.00%	517,402	5.00%
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,059,313	12.02%	$705,120	8.00%	$925,470	10.50%	$881,400	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	921,714	10.46%	396,630	4.50%	616,980	7.00%	572,910	6.50%
Tier 1 Capital (to risk weighted assets)	921,714	10.46%	528,840	6.00%	749,190	8.50%	705,120	8.00%
Tier 1 Capital (to average tangible assets)	921,714	8.81%	418,388	4.00%	418,388	4.00%	522,984	5.00%

16. EARNINGS PER COMMON SHARE
Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Restricted shares and performance share awards are considered outstanding at the date of grant, accounted for as participating securities and included in basic and diluted weighted average common shares outstanding.

	Three Months Ended March 31,
	2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$37,148		$18,657
Basic:
Weighted average shares outstanding	53,021	$0.70	28,883	$0.65
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	117		231
Total	53,138	$0.70	29,114	$0.64
There were 6,807 and zero antidilutive shares as of March 31, 2023 and 2022, respectively.
The basic and diluted weighted average number of shares issued and earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except where the context otherwise requires or where otherwise indicated in this Quarterly Report on Form 10-Q, the term “Stellar” refers to Stellar Bancorp, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Stellar Bancorp, Inc. and our wholly owned banking subsidiary, Stellar Bank, a Texas banking association, and the terms “Stellar Bank” or the “Bank” refer to Stellar Bank.

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
There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the following:

•disruptions to the economy and the U.S. banking system caused by recent bank failures;
•risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in our deposit insurance assessments and other actions of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Texas Department of Banking and legislative and regulatory actions and reforms;
•the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•inflation, interest rate, capital and securities markets and monetary fluctuations;
•changes in the interest rate environment, the value of Stellar’s assets and obligations and the availability of capital and liquidity;
•general competitive, economic, political and market conditions; and other factors that may affect future results of the Company including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth;
•local, regional, national and international economic conditions and the impact they may have on the Company and our customers and the Company’s assessment of that impact;
•the inability to sustain revenue and earnings growth;
•impairment of the Company's goodwill or other intangible assets;
•the composition of the Company’s loan portfolio and the concentration of loans in commercial real estate and commercial real estate construction;
•the geographic concentration of the Company’s markets;
•the accuracy and sufficiency of the assumptions and estimates the Company makes in establishing reserves for potential loan losses and other estimates;
•the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
•deterioration of asset quality;
•customer borrowing, repayment, investment and deposit practices;
•the Company’s ability to maintain important deposit customer relationships;
•changes in the value of collateral securing the Company’s loans;
•the risk that the expected cost savings and any revenue synergies from the Merger may not be fully realized or may take longer than anticipated to be realized;

•the amount of the costs, fees, expenses and charges related to the Merger;
•reputational risk and the reaction of our customers, suppliers, employees or other business partners to the Merger;
•natural disasters and adverse weather on the Company’s market area;
•the potential impact of climate change;
•the impact of pandemics, epidemics or any other health-related crisis;
•acts of terrorism, an outbreak of hostilities, such as the conflict in Ukraine, or other international or domestic calamities;
•the Company’s ability to maintain effective internal control over financial reporting;
•the cost and effects of cyber incidents or other failures, interruptions or security breaches of the Company's systems or those of the Company's customers or third-party providers;
•the failure of certain third- or fourth-party vendors to perform;
•the impact, extent and timing of technological changes
•the institution and outcome of litigation and other legal proceedings against the Company or to which it may become subject;
•the costs, effects and results of regulatory examinations, investigations, or reviews or the ability to obtain required regulatory approvals or meet conditions associated with the same;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; and
•other risks, uncertainties, and factors that are discussed from time to time in the Company’s reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what is anticipated. Undue reliance should not be placed on any such forward‑looking statements. Any forward‑looking statement speaks only as of the date made, and the Company does not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.
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
The Company’s results of operations for the three months ended March 31, 2022 reflect Allegiance results, while the results for the three months ended March 31, 2023 set forth the results of operations for Stellar. The Company has substantially completed its valuations of CBTX’s assets and liabilities but may refine those valuations for up to a year from the date of the Merger. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company prior to the Merger have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Critical Accounting Policies
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
See Note 3 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill balances and Note 2 – Acquisitions to the consolidated financial statements for goodwill and intangibles recorded in related to the Merger.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
Results of Operations
Net income was $37.1 million, or $0.70 per diluted share, for the first quarter 2023 compared to $18.7 million, or $0.64 per diluted share, for the first quarter 2022. The increase in net income was primarily due to a $60.7 million increase in net interest income and a $3.5 million increase in noninterest income, partially offset by a $38.1 million increase in noninterest expense, a $5.7 million increase in the provision for income taxes and a $1.9 million increase in the provision for credit losses, all primarily resulting from the Merger. Acquisition and merger-related expenses totaled $6.2 million for the first quarter of 2023 compared to $451 thousand for the three months ended March 31, 2022.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.38%, 10.62% and 58.96%, for the three months ended March 31, 2023, compared to 1.04%, 9.40% and 58.32%, for the three months ended March 2022. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net Interest Income
Three months ended March 31, 2023 compared with three months ended March 31, 2022. Net interest income before the provision for credit losses for the three months ended March 31, 2023 was $115.8 million compared with $55.2 million for the three months ended March 31, 2022, an increase of $60.7 million, or 109.9%, primarily due to the increase in average interest-earning assets and interest-bearing liabilities as a result of the Merger.
Interest income was $140.4 million for the three months ended March 31, 2023, an increase of $80.1 million, or 132.8%, compared with $60.3 million for the three months ended March 31, 2022, primarily due to the Merger as average interest-earning assets balances increased along with increased rates and an increase in higher-yielding loans. Average interest-earning assets increased $2.94 billion, or 42.8%, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to the Merger.
Interest expense was $24.6 million for the three months ended March 31, 2023, an increase of $19.5 million, or 379.2%, compared with $5.1 million for the three months ended March 31, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 191 basis points for the three months ended March 31, 2023 compared to 51 basis points for the same period in 2022. Average interest-bearing liabilities increased $1.12 billion for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the Merger.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2023 was 4.80%, a decrease of 150 basis points compared to 3.30% for the three months ended March 31, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 5.80% and the average rate paid on interest-bearing liabilities of 1.91% for the first quarter of 2023 increased by 224 basis points and 140 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,847,011	$125,729	6.50%	$4,231,507	$52,370	5.02%
Securities	1,604,011	10,915	2.76%	1,835,618	7,593	1.68%
Deposits in other financial institutions	364,781	3,771	4.19%	806,583	340	0.17%
Total interest-earning assets	9,815,803	$140,415	5.80%	6,873,708	$60,303	3.56%
Allowance for credit losses on loans	(93,331)			(48,343)
Noninterest-earning assets	1,160,061			432,133
Total assets	$10,882,533			$7,257,498

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,650,273	$8,382	2.06%	$1,071,010	$549	0.21%
Money market and savings deposits	2,490,889	9,655	1.57%	1,584,373	798	0.20%
Certificates and other time deposits	861,595	3,307	1.56%	1,245,180	2,156	0.70%
Borrowed funds	105,191	1,317	5.08%	89,880	186	0.84%
Subordinated debt	109,415	1,927	7.14%	108,913	1,442	5.37%
Total interest-bearing liabilities	5,217,363	$24,588	1.91%	4,099,356	$5,131	0.51%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,166,265			2,312,114
Other liabilities	80,823			41,324
Total liabilities	9,464,451			6,452,794
Shareholders' equity	1,418,082			804,704
Total liabilities and shareholders' equity	$10,882,533			$7,257,498

Net interest rate spread			3.89%			3.05%

Net interest income and margin(1)		$115,827	4.79%		$55,172	3.26%

Net interest income and margin (tax equivalent)(2)		$116,119	4.80%		$55,922	3.30%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended March 31, 2023 and 2022.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earnings assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$44,753	$28,606	$73,359
Securities	(959)	4,281	3,322
Deposits in other financial institutions	(185)	3,616	3,431
Total increase in interest income	43,609	36,503	80,112

Interest-bearing Liabilities:
Interest-bearing demand deposits	300	7,533	7,833
Money market and savings deposits	447	8,410	8,857
Certificates and other time deposits	(662)	1,813	1,151
Borrowed funds	32	1,099	1,131
Subordinated debt	7	478	485
Total increase in interest expense	124	19,333	19,457
Increase in net interest income	$43,485	$17,170	60,655
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a $3.7 million provision and a $1.8 million provision for credit losses for the three months ended March 31, 2023 and 2022, respectively. The provision for credit losses for the three months ended March 31, 2023 and 2022, primarily resulted from an increase in loans during those periods, among other factors.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2023 compared with three months ended March 31, 2022. Noninterest income totaled $7.5 million for the three months ended March 31, 2023 compared with $4.0 million for the same period in 2022, an increase of $3.5 million, or 86.6%, primarily due to increased debt card and ATM income and service charges due to increased scale as a result of the Merger. In addition, other noninterest income for the three months ended March 31, 2023 and 2022 includes $1.1 million and $1.3 million, respectively, of income from Small Business Investment Company investments.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(In thousands)
Nonsufficient funds fees	$406	$116	$290
Service charges on deposit accounts	943	527	416
Gain on sale of assets	198	—	198
Bank owned life insurance income	522	133	389
Debit card and ATM card income	1,698	819	879
Other(1)	3,731	2,423	1,308
Total noninterest income	$7,498	$4,018	$3,480
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended March 31, 2023 compared with three months ended March 31, 2022. Noninterest expense was $72.6 million for the three months ended March 31, 2023 compared to $34.5 million for the three months ended March 31, 2022, an increase of $38.1 million or 110.3%, primarily due increased salaries and employee benefits, core deposit intangible amortization, data processing and software amortization, net occupancy and equipment and acquisition and merger-related costs associated with the Merger.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(In thousands)
Salaries and employee benefits(1)	$39,775	$22,728	$17,047
Net occupancy and equipment	4,088	2,205	1,883
Depreciation	1,836	1,033	803
Data processing and software amortization	5,054	2,498	2,556
Professional fees	1,527	138	1,389
Regulatory assessments and FDIC insurance	1,294	1,261	33
Amortization of intangibles	6,879	751	6,128
Communications	701	341	360
Advertising	839	462	377
Other real estate expense	272	59	213
Acquisition and merger-related expenses	6,165	451	5,714
Other	4,168	2,590	1,578
Total noninterest expense	$72,598	$34,517	$38,081
(1)Total salaries and employee benefits includes $2.6 million and $959 thousand for the three months ended March 31, 2023 and 2022, respectively, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits increased $17.0 million, or 75.0%, for the three months ended March 31, 2023, compared to the same period in 2022 primarily due to the Merger.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $6.2 million incurred during the three months ended March 31, 2023 were primarily related to compensation and legal and advisory fees associated with the Merger.

Amortization of intangibles. Amortization of intangibles increased $6.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due the $138.2 million core deposit intangible created as a result of the Merger.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 58.96% for the three months ended March 31, 2023 compared to 58.32% for the three months ended March 31, 2022, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $5.7 million to $9.9 million for the three months ended March 31, 2023 compared with $4.2 million for the same period in 2022 primarily due to the increase in pre-tax net income. Our effective tax rate was 21.1% for the three months ended March 31, 2023 compared to 18.4% for the three months ended March 31, 2022.
Financial Condition
Loan Portfolio
At March 31, 2023, total loans were $7.89 billion, an increase of $131.3 million, or 1.7%, compared with December 31, 2022, primarily due to organic growth within our loan portfolio during the three months ended March 31, 2023.
Total loans as a percentage of deposits were 90.2% and 83.7% as of March 31, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 74.4% and 71.1% as of March 31, 2023 and December 31, 2022, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,477,340	18.7%	$1,455,795	18.8%
Paycheck Protection Program (PPP)	11,081	0.1%	13,226	0.2%
Real estate:
Commercial real estate (including multi-family residential)	4,014,609	51.0%	3,931,480	50.7%
Commercial real estate construction and land development	1,034,538	13.1%	1,037,678	13.4%
1-4 family residential (including home equity)	1,008,362	12.8%	1,000,956	12.9%
Residential construction	292,143	3.7%	268,150	3.4%
Consumer and other	47,971	0.6%	47,466	0.6%
Total loans	7,886,044	100.0%	7,754,751	100.0%
Allowance for credit losses on loans	(96,188)		(93,180)
Loans, net	$7,789,856		$7,661,571
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
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $21.5 million, or 1.5%, to $1.48 billion as of March 31, 2023 from $1.46 billion as of December 31, 2022.
Paycheck Protection Program (PPP). The balance of PPP loans decreased $2.1 million to $11.1 million as of March 31, 2023 from $13.2 million as of December 31, 2022 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of March 31, 2023 and December 31, 2022, 45.9% and 45.3%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $83.1 million, or 2.1%, to $4.01 billion as of March 31, 2023 from $3.93 billion as of December 31, 2022, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans as of March 31, 2023 decreased to $435.3 million from $471.6 million as of December 31, 2022. We had 232 multi-family loans with an average loan size of $2.0 million as of March 31, 2023.
As of March 31, 2023, the Company’s commercial relate estate (including multi-family residential) loan portfolio included $278.7 million of multifamily community development loans with associated tax credits, which fund Texas based projects to promote affordable housing.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2023 and December 31, 2022, 25.3% and 18.2%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans decreased $3.1 million, or 0.3%, to $1.03 billion as of March 31, 2023 compared to $1.04 billion as of December 31, 2022.
As of March 31, 2023, the Company’s commercial relate estate construction and land development portfolio included $84.6 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas based projects to promote affordable housing.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $7.4 million, or 0.7%, to $1.01 billion as of March 31, 2023 from $1.00 billion as of December 31, 2022.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $24.0 million, or 8.9%, to $292.1 million as of March 31, 2023 from $268.2 million as of December 31, 2022.

Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $505 thousand, or 1.06%, to $48.0 million as of March 31, 2023 from $47.5 million as of December 31, 2022.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $43.5 million, or 0.41% of total assets, at March 31, 2023 compared to $45.0 million, or 0.41% of total assets, at December 31, 2022.
The following table presents information regarding nonperforming assets as of the dates indicated.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$23,152	$25,297
Paycheck Protection Program (PPP)	177	105
Real estate:
Commercial real estate (including multi-family residential)	9,026	9,970
Commercial real estate construction and land development	27	—
1-4 family residential (including home equity)	10,586	9,404
Residential construction	195	—
Consumer and other	250	272
Total nonaccrual loans	43,413	45,048
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	43,413	45,048
Other real estate	124	—
Total nonperforming assets	$43,537	$45,048
Modified/restructured loans(1)	$3,049	$35,425
Nonperforming assets to total assets	0.41%	0.41%
Nonperforming loans to total loans	0.55%	0.58%
(1)On January 1, 2023, the Company adopted ASU 2022-02, which replaced the troubled debt restructuring classification with a modified loan classification that is assessed in a different manner. Modified/restructured loans represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
Nonaccrual loans consisted of 94 separate credits at March 31, 2023 compared to 96 separate credits at December 31, 2022. Nonperforming assets were 0.55% of total loans at March 31, 2023 compared to 0.58% at December 31, 2022.

Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with ASC 326, that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At March 31, 2023, our allowance for credit losses on loans amounted to $96.2 million, or 1.22% of total loans, compared with $93.2 million, or 1.20%, of total loans as of December 31, 2022. The increase in the allowance for credit losses on loans during the first quarter of 2023 reflected an increase in loans among other factors. The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Average loans outstanding	$7,847,011	$4,231,507
Gross loans outstanding at end of period	7,886,044	4,283,514
Allowance for credit losses on loans at beginning of period	93,180	47,940
Provision for credit losses on loans	3,200	1,592
Charge-offs:
Commercial and industrial loans	(426)	(341)
Real estate:
Commercial real estate (including multi-family residential)	—	(255)
Commercial real estate construction and land development	—	(63)
Consumer and other	(8)	(48)
Total charge-offs for all loan types	(434)	(707)
Recoveries:
Commercial and industrial loans	208	390
Real estate:
Commercial real estate (including multi-family residential)	14	—
1-4 family residential (including home equity)	7	—
Consumer and other	13	—
Total recoveries for all loan types	242	390
Net charge-offs	(192)	(317)
Allowance for credit losses on loans at end of period	$96,188	$49,215
Allowance for credit losses on loans to total loans	1.22%	1.15%
Net charge-offs to average loans(1)	0.01%	0.03%
Allowance for credit losses on loans to nonperforming loans	221.56%	187.31%
(1)Interim periods annualized.

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At March 31, 2023, our allowance for credit losses on unfunded commitments was $12.4 million compared to $12.0 million at December 31, 2022.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2023, the carrying amount of investment securities totaled $1.52 billion, a decrease of $288.4 million, or 16.0%, compared with $1.81 billion as of December 31, 2022. Securities represented 14.3% and 16.6% of total assets as of March 31, 2023 and December 31, 2022, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income.
The following table summarizes the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$426,544	$570	$(13,417)	$413,697
Municipal securities	259,944	2,658	(30,403)	232,199
Agency mortgage-backed pass-through securities	382,495	879	(34,962)	348,412
Agency collateralized mortgage obligations	466,160	231	(58,203)	408,188
Corporate bonds and other	127,396	85	(10,802)	116,679
Total	$1,662,539	$4,423	$(147,787)	$1,519,175

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 4 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income
The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the table below, municipal securities are calculated on a tax equivalent basis.

	March 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,456	0.55%	$173,519	0.92%	$15,264	4.82%	$161,305	4.83%	$426,544	2.47%
Municipal securities	—	—%	2,895	4.46%	54,251	2.82%	202,798	2.79%	259,944	2.81%
Agency mortgage-backed pass-through securities	1	2.35%	14,340	3.93%	14,745	4.26%	353,409	3.04%	382,495	3.12%
Agency collateralized mortgage obligations	—	—%	17,271	2.80%	7,972	2.68%	440,917	1.55%	466,160	1.62%
Corporate bonds and other	1,056	2.40%	4,000	6.20%	63,786	5.17%	58,554	4.85%	127,396	5.03%
Total	$77,513	0.57%	$212,025	1.42%	$156,018	4.11%	$1,216,983	2.78%	$1,662,539	2.63%

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,438	0.54%	$173,380	0.92%	$16,081	4.96%	$167,518	4.92%	$433,417	2.55%
Municipal securities	—	—%	21,195	3.45%	93,313	2.93%	465,568	3.39%	580,076	3.31%
Agency mortgage-backed pass-through securities	1	3.21%	14,112	4.02%	11,201	4.53%	345,157	2.94%	370,471	3.03%
Agency collateralized mortgage obligations	—	—%	17,291	2.80%	8,008	2.70%	436,461	1.78%	461,760	1.83%
Corporate bonds and other	1,050	1.25%	4,000	6.20%	64,176	4.64%	73,966	2.68%	143,192	3.66%
Total	$77,489	0.55%	$229,978	1.58%	$192,779	3.75%	$1,488,670	2.95%	$1,988,916	2.78%
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers may have the right to prepay their obligations. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay and, in particular, monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.
As of March 31, 2023 and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.76% during the three months ended March 31, 2023 compared with 1.68% for the three months ended March 31, 2022. The increase in average yield during 2023 compared to the same period in 2022 was primarily due to the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million as of both March 31 2023 and December 31, 2022. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of March 31, 2023 was $136.7 million and $143.5 million as of December 31, 2022. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and certificates and other time accounts. We rely primarily on convenient locations, personalized service and our customer relationships to attract and retain these deposits. We seek customers that will engage in both a lending and deposit relationship with us.
Total deposits at March 31, 2023 were $8.74 billion, a decrease of $528.8 million, or 5.7%, compared with $9.27 billion at December 31, 2022 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at March 31, 2023 were $3.88 billion, a decrease of $352.3 million, or 8.3%, compared with $4.23 billion at December 31, 2022. Interest-bearing deposits at March 31, 2023 were $4.86 billion, a decrease of $176.4 million, or 3.5%, compared with $5.04 billion at December 31, 2022. Estimated uninsured deposits, excluding collateralized deposits, totaled $4.06 billion, or 46.4%, of total deposits at March 31, 2023.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity:

As of
March 31, 2023
(In thousands)
Three months or less	$118,498
Over three months through six months	172,620
Over six months through 12 months	137,954
Over 12 months	69,024
Total	$498,096
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2023, we had a total borrowing capacity of $4.07 billion, of which $2.84 billion was available and $1.23 billion was outstanding in/through FHLB advances and letters of credit. There were $239.0 million FHLB short-term advances outstanding at March 31, 2023 at a weighted-average rate of 5.00%. Letters of credit were $994.7 million at March 31, 2023, of which $333.4 million will expire during the remaining months of 2023, $61.2 million will expire in 2024, $45.0 million will expire in 2025, $60.1 million will expire in 2026, $453.0 million will expire in 2027, $15.0 million will expire in 2028 and $27.0 million will expire in 2029.
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc., the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at March 31, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)
The 3-month LIBOR in effect as of March 31, 2023 was 5.19%. Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date

(2)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. Since December 15, 2022, the Bank Notes bear a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for tier 2 capital treatment at March 31, 2023.

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 313 basis points (3.13%), which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, for each quarterly interest period (subject to certain provisions set forth under “Description of the Notes—Interest Rates and Interest Payment Dates” included in the Prospectus Supplement for the Company Notes), payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or Loan Agreement, that provides for a $75.0 million revolving line of credit. At March 31, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws.

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
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2023, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.
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
Standby Letters of Credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment and we would have the rights to the underlying collateral. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
As of March 31, 2023 and December 31, 2022, we had outstanding $2.34 billion and $2.36 billion, respectively, in commitments to extend credit and $35.5 million for both periods in commitments associated with outstanding letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2023 and the year ended December 31, 2022, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
Liquidity risk management is an important element in our asset/liability management process. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.

Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $2.96 billion, or 47.6%, and our average loans increased $3.62 billion, or 85.4%, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. Our estimated uninsured deposits are $4.06 billion and average deposit account size is $81 thousand, excluding municipal deposits. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.8 years and modified duration of 3.1 years at March 31, 2023 and a weighted average life of 8.3 years and modified duration of 4.8 years at December 31, 2022.
Total immediate contingent funding sources, including unrestricted cash, unpledged available-for-sale securities and total borrowing capacity was $4.46 billion, or 51.1%, of total deposits at March 31, 2023. Including policy-driven capacity for brokered deposits, the Bank would be able to add approximately $1.58 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $6.04 billion, or 69.1%, of deposits at March 31, 2023.
As of March 31, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve, and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), less goodwill, other disallowed intangible assets, and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.
Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well-capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.
As of March 31, 2023 and December 31, 2022, the Bank was well-capitalized. Total shareholder’s equity was $1.45 billion at March 31, 2023, compared with $1.38 billion at December 31, 2022, an increase of $63.0 million. This increase was primarily due the decrease in accumulated other comprehensive loss and net income of $37.1 million, partially offset by the $0.13 per common share dividend paid for the three months ended March 31, 2023.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
As of March 31, 2023
Total capital (to risk weighted assets)	12.72%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.39%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.50%	6.00%	8.50%	N/A
Tier 1 capital (to average assets)	9.01%	4.00%	4.00%	N/A
As of December 31, 2022
Total capital (to risk weighted assets)	12.39%	8.00%	10.50%	N/A
Common equity Tier 1 capital (to risk weighted assets)	10.04%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.15%	6.00%	8.50%	N/A
Tier 1 capital (to average tangible assets)	8.55%	4.00%	4.00%	N/A
Stellar Bank
As of March 31, 2023
Total capital (to risk weighted assets)	12.42%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.87%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	10.87%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	9.35%	4.00%	4.00%	5.00%
As of December 31, 2022
Total capital (to risk weighted assets)	12.02%	8.00%	10.50%	10.00%
Common equity Tier 1 capital (to risk weighted assets)	10.46%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	10.46%	6.00%	8.50%	8.00%
Tier 1 capital (to average tangible assets)	8.81%	4.00%	4.00%	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
+300	(3.6)%	0.5%	0.0%	(2.9)%
+200	(2.7)%	0.5%	2.7%	(0.7)%
+100	(1.8)%	0.4%	4.4%	0.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.9)%	(2.0)%	0.0%	(3.2)%
-200	(2.8)%	(7.5)%	(7.5)%	(9.4)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the first quarter, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits during the quarter, an increase in interest bearing deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.

LIBOR Transition
The Company’s transition away from LIBOR has been substantially completed. As of March 31, 2023, LIBOR was used as an index rate for less than 1% of the Company’s loans.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer, respectively.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, and the soundness of other financial institutions may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in he first and second quarter of 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank have caused significant volatility in the trading prices of stocks of publicly traded bank holding companies and general uncertainty and concern regarding the liquidity and financial strength of the banking sector as a whole. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations and cause volatility in our stock price.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Stellar has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose Stellar to credit risk and losses in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on Stellar’s financial condition and results of operations.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of bridge banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve Bank announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments and may adversely affect our earnings. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
There have been no material changes in the risk factors previously disclosed by the Company. Investors should carefully consider the risks described in “Part I—Item 1A.—Risk Factors” in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022 and the Company’s other SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
There were no repurchases by the Company during the three months ended March 31, 2023. The number of shares that may be repurchased under the plan were 1,625,356, which was computed based on the closing share price of the Company's common stock as of March 31, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: May 4, 2023	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: May 4, 2023	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer