Form 10-Q
period 2023-06-30
Stellar Bancorp, Inc.
filed 2023-07-28
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
(713) 210-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.01 per share	STEL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2023, the registrant had 53,308,244 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
June 30, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$105,913	$67,063
Interest-bearing deposits at other financial institutions	198,176	304,642
Total cash and cash equivalents	304,089	371,705
Available for sale securities, at fair value	1,478,222	1,807,586
Loans held for investment	8,068,718	7,754,751
Less: allowance for credit losses on loans	(100,195)	(93,180)
Loans, net	7,968,523	7,661,571
Accrued interest receivable	42,051	44,743
Premises and equipment, net	119,142	126,803
Federal Home Loan Bank stock	24,478	15,058
Bank-owned life insurance	104,148	103,094
Goodwill	497,260	497,260
Core deposit intangibles, net	129,805	143,525
Other assets	110,633	129,092
TOTAL ASSETS	$10,778,351	$10,900,437
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,713,536	$4,230,169
Interest-bearing
Demand	1,437,509	1,591,828
Money market and savings	2,174,073	2,575,923
Certificates and other time	1,441,251	869,712
Total interest-bearing deposits	5,052,833	5,037,463
Total deposits	8,766,369	9,267,632
Accrued interest payable	4,555	2,098
Borrowed funds	369,963	63,925
Subordinated debt	109,566	109,367
Other liabilities	69,218	74,239
Total liabilities	9,319,671	9,517,261
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 53,302,734 shares issued and outstanding at June 30, 2023 and 52,954,985 shares issued and outstanding at December 31, 2022	533	530
Capital surplus	1,228,532	1,222,761
Retained earnings	361,619	303,146
Accumulated other comprehensive loss	(132,004)	(143,261)
Total shareholders’ equity	1,458,680	1,383,176
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,778,351	$10,900,437
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$133,931	$53,835	$259,660	$106,205
Securities:
Taxable	9,726	5,571	19,379	10,639
Tax-exempt	436	2,557	1,698	5,082
Deposits in other financial institutions	2,865	877	6,636	1,217
Total interest income	146,958	62,840	287,373	123,143
INTEREST EXPENSE:
Demand, money market and savings deposits	20,708	1,859	38,745	3,206
Certificates and other time deposits	9,622	1,922	12,929	4,078
Borrowed funds	6,535	114	7,852	300
Subordinated debt	1,812	1,463	3,739	2,905
Total interest expense	38,677	5,358	63,265	10,489
NET INTEREST INCOME	108,281	57,482	224,108	112,654
Provision for credit losses	1,915	2,143	5,581	3,957
Net interest income after provision for credit losses	106,366	55,339	218,527	108,697
NONINTEREST INCOME:
Nonsufficient funds fees	418	126	824	242
Service charges on deposit accounts	1,157	560	2,100	1,087
(Loss) gain on sale of assets	(6)	(17)	192	(17)
Bank-owned life insurance income	532	342	1,054	475
Debit card and ATM card income	1,821	880	3,519	1,699
Other	1,561	813	5,292	3,236
Total noninterest income	5,483	2,704	12,981	6,722
NONINTEREST EXPENSE:
Salaries and employee benefits	37,300	21,864	77,075	44,592
Net occupancy and equipment	3,817	2,220	7,905	4,425
Depreciation	1,841	1,012	3,677	2,045
Data processing and software amortization	4,674	2,522	9,728	5,020
Professional fees	1,564	662	3,091	800
Regulatory assessments and FDIC insurance	2,755	1,256	4,049	2,517
Amortization of intangibles	6,881	751	13,760	1,502
Communications	689	363	1,390	704
Advertising	907	483	1,746	945
Acquisition and merger-related expenses	2,897	1,667	9,062	2,118
Other	5,882	5,104	10,322	7,753
Total noninterest expense	69,207	37,904	141,805	72,421
INCOME BEFORE INCOME TAXES	42,642	20,139	89,703	42,998
Provision for income taxes	7,467	3,702	17,380	7,904
NET INCOME	$35,175	$16,437	$72,323	$35,094
EARNINGS PER SHARE:
Basic	$0.66	$0.57	$1.36	$1.22
Diluted	$0.66	$0.56	$1.36	$1.21
DIVIDENDS PER SHARE	$0.13	$0.10	$0.26	$0.20
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$35,175	$16,437	$72,323	$35,094
Other comprehensive (loss) income:
Unrealized gain (loss) on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(23,717)	(65,648)	14,249	(169,269)
Reclassification of loss (gain) realized on securities	—	17	(234)	17
Total other comprehensive (loss) income	(23,717)	(65,631)	14,015	(169,252)
Deferred tax benefit (expense) related to other comprehensive loss	4,994	13,782	(2,758)	35,543
Other comprehensive (loss) income, net of tax	(18,723)	(51,849)	11,257	(133,709)
Comprehensive income (loss)	$16,452	$(35,412)	$83,580	$(98,615)
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT MARCH 31, 2022	28,903,910	$290	$532,372	$282,896	$(63,618)	$751,940
Net income	—	—	—	16,437	—	16,437
Other comprehensive loss	—	—	—	—	(51,849)	(51,849)
Cash dividends declared, $0.10 per share	—	—	—	(2,856)	—	(2,856)
Common stock issued in connection with the exercise of stock options and restricted stock awards	32,789	—	416	—	—	416
Repurchase of common stock	(350,273)	(4)	(9,686)	—	—	(9,690)
Stock-based compensation expense	—	—	931	—	—	931
BALANCE AT JUNE 30, 2022	28,586,426	$286	$524,033	$296,477	$(115,467)	$705,329

BALANCE AT MARCH 31, 2023	53,296,038	$533	$1,225,596	$333,368	$(113,281)	$1,446,216
Net income	—	—	—	35,175	—	35,175
Other comprehensive loss	—	—	—	—	(18,723)	(18,723)
Cash dividends declared, $0.13 per share	—	—	—	(6,924)	—	(6,924)
Common stock issued in connection with the exercise of stock options and restricted stock awards	6,696	—	94	—	—	94
Stock-based compensation expense	—	—	2,842	—	—	2,842
BALANCE AT JUNE 30, 2023	53,302,734	$533	$1,228,532	$361,619	$(132,004)	$1,458,680

BALANCE AT DECEMBER 31, 2021	28,845,903	$289	$530,845	$267,092	$18,242	$816,468
Net income	—	—	—	35,094	—	35,094
Other comprehensive loss	—	—	—	—	(133,709)	(133,709)
Cash dividends declared $0.20 per share	—	—	—	(5,709)	—	(5,709)
Common stock issued in connection with the exercise of stock options and restricted stock awards	90,796	1	984	—	—	985
Repurchase of common stock	(350,273)	(4)	(9,686)	—	—	(9,690)
Stock-based compensation expense	—	—	1,890	—	—	1,890
BALANCE AT JUNE 30, 2022	28,586,426	$286	$524,033	$296,477	$(115,467)	$705,329

BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income	—	—	—	72,323	—	72,323
Other comprehensive income	—	—	—	—	11,257	11,257
Cash dividends declared $0.26 per share	—	—	—	(13,850)	—	(13,850)
Common stock issued in connection with the exercise of stock options and restricted stock awards	347,749	3	348	—	—	351
Stock-based compensation expense	—	—	5,423	—	—	5,423
BALANCE AT JUNE 30, 2023	53,302,734	$533	$1,228,532	$361,619	$(132,004)	$1,458,680
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,323	$35,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	17,437	3,547
Provision for credit losses	5,581	3,957
Deferred income tax benefit	11,961	(97)
Net amortization of premium on investments	1,564	5,558
Excess tax benefit from stock-based compensation	(47)	(154)
Bank-owned life insurance income	(1,054)	(475)
Net accretion of discount on loans	(22,665)	(139)
Net amortization of discount on subordinated debt	59	58
Net accretion of discount on certificates of deposit	(19)	(31)
Net (gain) loss on sale of assets	(192)	17
Federal Home Loan Bank stock dividends	(400)	(35)
Stock-based compensation expense	5,423	1,890
Net change in operating leases	2,088	1,515
Decrease (increase) in accrued interest receivable and other assets	6,453	(4,153)
Decrease in accrued interest payable and other liabilities	(524)	(5,694)
Net cash provided by operating activities	97,988	40,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	55,312	2,283,396
Proceeds from sales and calls of available for sale securities	320,691	5,056
Purchase of available for sale securities	(33,287)	(2,398,416)
Net change in total loans	(291,730)	(129,096)
Purchase of bank premises and equipment	(2,479)	(395)
Proceeds from sale of bank premises, equipment and other real estate	3,652	—
Net (purchase) redemption of Federal Home Loan Bank stock	(9,020)	5,315
Net cash provided by (used in) investing activities	43,139	(234,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(516,633)	151,634
Net increase (decrease) in interest-bearing deposits	15,389	(318,610)
Net change in short-term other borrowed funds	306,000	(90,000)
Dividends paid to common shareholders	(13,850)	(5,709)
Proceeds from the issuance of common stock and stock option exercises	351	985
Repurchase of common stock	—	(9,690)
Net cash used in financing activities	(208,743)	(271,390)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,616)	(464,672)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,705	757,509
CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,089	$292,837
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$6,900
Interest paid	60,808	10,742
Cash paid for operating lease liabilities	2,230	1,723
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$—	$76
Branch assets transferred to assets held for sale	3,819	2,137
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations-Stellar Bancorp, Inc. (“Stellar”) through its wholly-owned subsidiary, Stellar Bank, (the “Bank”), and together with Stellar, collectively referred to herein as “we,” “us,” “our” and the “Company”), provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. Stellar derives substantially all of its revenues and income from the operation of the Bank.

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

Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Merger of Equals-The merger of equals (the “Merger”) between Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”), was effective on October 1, 2022, with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly owned subsidiary of Allegiance, with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023.
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
The Company’s results of operations for the three and six months ended June 30, 2022 reflect Allegiance's historical results and do not include the historical results of CBTX. The Company has substantially completed its valuations of CBTX’s assets and liabilities. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, capital surplus, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, which means that for accounting and financial reporting purposes, Allegiance was deemed to have acquired CBTX in the Merger, even though CBTX was the legal acquirer. Accordingly, Allegiance's historical financial statements are the historical financial statements of the combined company for all periods prior to the Merger Date.
Total acquisition and merger-related expenses recognized for the three months ended June 30, 2023 and 2022 were $2.9 million and $1.7 million, respectively, and $9.1 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2021	$223,642	$14,658	$—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	497,260	143,525	309
Amortization	—	(13,720)	(40)
Decrease due to payoff of serviced loans	—	—	(18)
Balance as of June 30, 2023	$497,260	$129,805	$251
Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Management performs an impairment evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2023, there were no impairments recorded on goodwill and other intangible assets.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2023 is as follows (in thousands):

Remaining 2023	$13,093
2024	24,166
2025	21,528
2026	18,896
Thereafter	52,122
Total	$129,805
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$420,321	$156	$(15,595)	$404,882
Municipal securities	259,423	2,177	(32,402)	229,198
Agency mortgage-backed pass-through securities	385,780	272	(41,671)	344,381
Agency collateralized mortgage obligations	455,153	1	(66,382)	388,772
Corporate bonds and other	124,626	53	(13,690)	110,989
Total	$1,645,303	$2,659	$(169,740)	$1,478,222

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
As of June 30, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$77,538	$76,185
Due after one year through five years	179,555	167,715
Due after five years through ten years	133,247	121,458
Due after ten years	414,030	379,711
Subtotal	804,370	745,069
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	840,933	733,153
Total	$1,645,303	$1,478,222

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$114,612	$(1,871)	$260,133	$(13,724)	$374,745	$(15,595)
Municipal securities	9,423	(193)	173,602	(32,209)	183,025	(32,402)
Agency mortgage-backed pass-through securities	73,644	(2,529)	247,615	(39,142)	321,259	(41,671)
Agency collateralized mortgage obligations	11,239	(36)	374,339	(66,346)	385,578	(66,382)
Corporate bonds and other	33,323	(2,830)	60,977	(10,860)	94,300	(13,690)
Total	$242,241	$(7,459)	$1,116,666	$(162,281)	$1,358,907	$(169,740)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$99,732	$(1,427)	$305,256	$(17,800)	$404,988	$(19,227)
Municipal securities	228,192	(14,473)	134,640	(29,353)	362,832	(43,826)
Agency mortgage-backed pass-through securities	95,291	(7,612)	199,836	(34,420)	295,127	(42,032)
Agency collateralized mortgage obligations	117,147	(14,426)	276,925	(53,204)	394,072	(67,630)
Corporate bonds and other	72,913	(5,704)	49,893	(7,684)	122,806	(13,388)
Total	$613,275	$(43,642)	$966,550	$(142,461)	$1,579,825	$(186,103)
During the six months ended June 30, 2023, the Company sold $320.4 million of securities recording gross gains of $234 thousand. There were no securities sold during the six months ended June 30, 2022. At June 30, 2023 and December 31, 2022, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $1.07 billion at June 30, 2023 and $978.9 million at December 31, 2022. The majority of the securities in each case were pledged to collateralize public fund deposits.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are segregated by class of loan as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$1,512,476	$1,455,795
Paycheck Protection Program (PPP)	8,027	13,226
Real estate:
Commercial real estate (including multi-family residential)	4,038,487	3,931,480
Commercial real estate construction and land development	1,136,124	1,037,678
1-4 family residential (including home equity)	1,009,439	1,000,956
Residential construction	311,208	268,150
Consumer and other	52,957	47,466
Total loans	8,068,718	7,754,751
Allowance for credit losses on loans	(100,195)	(93,180)
Loans, net	$7,968,523	$7,661,571
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $35.1 million and $34.1 million as of June 30, 2023 and December 31, 2022, respectively, due to immateriality.

	June 30, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$2,210	$—	$2,210	$22,800	$1,487,466	$1,512,476
Paycheck Protection Program (PPP)	56	—	56	168	7,803	8,027
Real estate:
Commercial real estate (including multi-family residential)	3,302	—	3,302	8,221	4,026,964	4,038,487
Commercial real estate construction and land development	4,573	—	4,573	388	1,131,163	1,136,124
1-4 family residential (including home equity)	8,332	—	8,332	10,880	990,227	1,009,439
Residential construction	662	—	662	665	309,881	311,208
Consumer and other	142	—	142	227	52,588	52,957
Total loans	$19,277	$—	$19,277	$43,349	$8,006,092	$8,068,718

	December 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,591	$—	$1,591	$25,297	$1,428,907	$1,455,795
Paycheck Protection Program (PPP)	517	—	517	105	12,604	13,226
Real estate:
Commercial real estate (including multi-family residential)	3,222	—	3,222	9,970	3,918,288	3,931,480
Commercial real estate construction and land development	851	—	851	—	1,036,827	1,037,678
1-4 family residential (including home equity)	3,385	—	3,385	9,404	988,167	1,000,956
Residential construction	—	—	—	—	268,150	268,150
Consumer and other	192	—	192	272	47,002	47,466
Total loans	$9,758	$—	$9,758	$45,048	$7,699,945	$7,754,751
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 10 to 90. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in the our markets. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan reaches a set of internally designated criteria, including Substandard or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.
The following is a general description of the risk ratings used by the Company:
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

The following table presents risk ratings by category of loan as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023									As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial and industrial
Pass	$179,607	$330,548	$202,720	$61,221	$42,300	$31,586	$558,826	$50,630	$1,457,438	$1,400,191
Special Mention	—	349	492	446	381	2	8,173	836	10,679	18,982
Substandard	510	5,279	18,110	1,197	12,511	344	5,263	1,094	44,308	36,568
Doubtful	—	51	—	—	—	—	—	—	51	54
Total commercial and industrial loans	$180,117	$336,227	$221,322	$62,864	$55,192	$31,932	$572,262	$52,560	$1,512,476	$1,455,795

Current-period gross charge-offs	$—	$95	$126	$456	$—	$—	$373	$434	$1,484

Paycheck Protection Program (PPP)
Pass	$—	$—	$4,858	$3,169	$—	$—	$—	$—	$8,027	$13,226
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$4,858	$3,169	$—	$—	$—	$—	$8,027	$13,226

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$283,360	$1,304,844	$844,501	$473,336	$356,126	$549,716	$131,751	$20,950	$3,964,584	$3,844,951
Special Mention	942	135	7,005	7,269	796	12,611	587	—	29,345	18,183
Substandard	1,903	4,711	11,580	7,274	5,048	13,855	187	—	44,558	68,346
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$286,205	$1,309,690	$863,086	$487,879	$361,970	$576,182	$132,525	$20,950	$4,038,487	$3,931,480

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction and land development
Pass	$154,065	$522,070	$299,038	$35,881	$33,778	$10,070	$62,503	$658	$1,118,063	$1,025,141
Special Mention	—	3,814	1,945	142	303	209	—	—	6,413	832
Substandard	—	581	10,477	89	82	270	—	149	11,648	11,705
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$154,065	$526,465	$311,460	$36,112	$34,163	$10,549	$62,503	$807	$1,136,124	$1,037,678

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	As of June 30, 2023									As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$85,495	$245,898	$227,583	$119,543	$75,722	$109,646	$107,781	$8,692	$980,360	$969,396
Special Mention	—	57	—	1,614	—	196	—	190	2,057	3,714
Substandard	722	2,410	2,526	2,302	4,039	5,289	7,076	2,658	27,022	27,846
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$86,217	$248,365	$230,109	$123,459	$79,761	$115,131	$114,857	$11,540	$1,009,439	$1,000,956

Current-period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Residential construction
Pass	$75,514	$177,850	$16,576	$7,682	$661	$1,378	$27,385	$—	$307,046	$266,943
Special Mention	—	—	—	—	—	—	—	—	—	421
Substandard	868	665	2,629	—	—	—	—	—	4,162	786
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$76,382	$178,515	$19,205	$7,682	$661	$1,378	$27,385	$—	$311,208	$268,150

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$20,268	$10,715	$4,645	$2,248	$791	$619	$12,716	$633	$52,635	$47,062
Special Mention	—	30	1	—	—	—	—	—	31	43
Substandard	—	67	37	—	71	5	4	107	291	361
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$20,268	$10,812	$4,683	$2,248	$862	$624	$12,720	$740	$52,957	$47,466

Current-period gross charge-offs	$—	$38	$—	$—	$—	$—	$—	$—	$38

Total loans
Pass	$798,309	$2,591,925	$1,599,921	$703,080	$509,378	$703,015	$900,962	$81,563	$7,888,153	$7,566,910
Special Mention	942	4,385	9,443	9,471	1,480	13,018	8,760	1,026	48,525	42,175
Substandard	4,003	13,713	45,359	10,862	21,751	19,763	12,530	4,008	131,989	145,612
Doubtful	—	51	—	—	—	—	—	—	51	54
Total loans	$803,254	$2,610,074	$1,654,723	$723,413	$532,609	$735,796	$922,252	$86,597	$8,068,718	$7,754,751

Total current-period gross charge-offs	$—	$133	$126	$456	$—	$23	$373	$434	$1,545

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and six months ended June 30, 2023 and 2022:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2023	$39,516	$—	$37,700	$13,579	$2,832	$2,089	$472	$96,188
Provision for credit losses on loans	(814)	—	1,263	921	1,946	991	(64)	4,243
Charge-offs	(1,058)	—	—	—	(23)	—	(30)	(1,111)
Recoveries	861	—	—	—	2	—	12	875
Net charge-offs	(197)	—	—	—	(21)	—	(18)	(236)
Balance June 30, 2023	$38,505	$—	$38,963	$14,500	$4,757	$3,080	$390	$100,195
Six Months Ended
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	(2,316)		5,979	379	2,062	1,284	55	7,443
Charge-offs	(1,484)	—	—	—	(23)	—	(38)	(1,545)
Recoveries	1,069	—	14	—	9	—	25	1,117
Net charge-offs	(415)	—	14	—	(14)	—	(13)	(428)
Balance June 30, 2023	$38,505	$—	$38,963	$14,500	$4,757	$3,080	$390	$100,195
Three Months Ended
Balance March 31, 2022	$16,295	$—	$24,877	$6,147	$752	$1,093	$51	$49,215
Provision for credit losses on loans	1,010	—	(855)	1,197	284	(45)	7	1,598
Charge-offs	(615)	—	(72)	—	—	—	—	(687)
Recoveries	11	—	50	55	—	—	—	116
Net charge-offs	(604)	—	(22)	55	—	—	—	(571)
Balance June 30, 2022	$16,701	$—	$24,000	$7,399	$1,036	$1,048	$58	$50,242
Six Months Ended
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Provision for credit losses on loans	627	—	1,134	1,144	189	73	23	3,190
Charge-offs	(956)	—	(327)	(63)	—	—	(48)	(1,394)
Recoveries	401	—	50	55	—	—	—	506
Net charge-offs	(555)	—	(277)	(8)	—	—	(48)	(888)
Balance June 30, 2022	$16,701	$—	$24,000	$7,399	$1,036	$1,048	$58	$50,242
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of June 30, 2023 and December 31, 2022 was $10.1 million and $12.0 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a $2.3 million reversal of provision on unfunded commitments during the three months ended June 30, 2023 compared to a provision of $544 thousand for the three months ended June 30, 2022 and recorded a $1.9 million reversal of provision on unfunded commitments for the six months ended June 30, 2023 compared to a provision of $767 thousand for the six months ended June 30, 2022.

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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$15,718	$—	$15,718
Real estate:
Commercial real estate (including multi-family residential)	4,715	—	—	4,715
Commercial real estate construction and land development	174	—	—	174
1-4 family residential (including home equity)	2,093	—	—	2,093
Residential construction	665	—	—	665
Consumer and other	—	—	—	—
Total	$7,647	$15,718	$—	$23,365

	As of December 31, 2022
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18,411	$30	$18,441
Real estate:
Commercial real estate (including multi-family residential)	1,612	—	—	1,612
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,478	—	—	3,478
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$5,090	$18,411	$30	$23,531
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,487	$21,313	$22,800
Paycheck Protection Program (PPP)	168	—	168
Real estate:
Commercial real estate (including multi-family residential)	6,983	1,238	8,221
Commercial real estate construction and land development	388	—	388
1-4 family residential (including home equity)	7,300	3,580	10,880
Residential construction	665	—	665
Consumer and other	60	167	227
Total loans	$17,051	$26,298	$43,349

	As of December 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,776	$22,521	$25,297
Paycheck Protection Program (PPP)	105	—	105
Real estate:
Commercial real estate (including multi-family residential)	8,704	1,266	9,970
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	4,856	4,548	9,404
Residential construction	—	—	—
Consumer and other	94	178	272
Total loans	$16,535	$28,513	$45,048
Loan Modifications and Troubled Debt Restructurings
Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on troubled debt restructurings ("TDRs") under the previous disclosure requirements. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at June 30, 2023.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$260	$260
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	1,710	1,710
Commercial real estate construction and land development	—	6,950	—	—	—	—	6,950
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	96	—	—	—	—	96
Total	$—	$7,046	$—	$—	$—	$1,970	$9,016

	Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$92	$2,251	$—	$—	$—	$260	$2,603
Real estate:
Commercial real estate (including multi-family residential)	—	—	790	—	—	1,710	2,500
Commercial real estate construction and land development	—	6,950	—	—	—	—	6,950
1-4 family residential (including home equity)	—	721	—	—	—	—	721
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	96	—	—	—	—	96
Total	$92	$10,018	$790	$—	$—	$1,970	$12,870

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
		(months)		(months)
Commercial and industrial(1)	—%	12	2.0%	12
Real estate:
Commercial real estate (including multi-family residential)	—%	12	—%	12
Commercial real estate construction and land development	—%	12	—%	12
1-4 family residential (including home equity)	—%	—	—%	12
Residential construction	—%	—	—%	—
Consumer and other	—%	4	—%	4
(1)    No financial effect as a result of the loan modification reducing the interest rate as the loan was on nonaccrual.

The following table summarizes loans that had a payment default within the past twelve months that were modified due to the borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness
	(In thousands)

Commercial and industrial	$92	$670	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	—	721	—	—
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
	$92	$1,391	$—	$—
The following table presents information regarding loans modified in a troubled debt restructuring during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Number of Contracts	Pre-modifications of Outstanding Recorded Investment	Post-modifications of Outstanding Recorded Investment	Number of Contracts	Pre-modifications of Outstanding Recorded Investment	Post-modifications of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	3	$544	$544	3	$544	$544
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	4	1,207	1,207
Total	3	$544	$544	7	$1,751	$1,751
Troubled debt restructurings resulted in no charge-offs during the six months ended June 30, 2022. There were no loans modified under a trouble debt restructuring during the previous twelve-month period that subsequently defaulted during the six-month ended June 30, 2022. Default is determined to at 90 or more days past due. The trouble debt restructurings related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans during the six months ended June 30, 2022. There were no commitments to lend additional amounts to trouble debt restructured loans for the three and six months ended June 30, 2022.
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2023 and 2022.

At June 30, 2023, the Company had 32 leases consisting of branch locations and office space. On the June 30, 2023 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$21,451	$23,538
Operating lease liability classified as other liabilities	$21,098	$23,136
Weighted average lease term, in years	7.99	8.18
Weighted average discount rate	4.10%	4.00%
Lease costs for the dates indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Income Statement:
Operating lease cost	$1,579	$831	$3,393	$1,723
Short-term lease cost	10	—	15	—
Total operating lease costs	$1,589	$831	$3,408	$1,723
A maturity analysis of the Company’s lease liabilities is as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Lease payments due:
Within one year	$2,296	$4,634
After one but within two years	4,121	4,121
After two but within three years	3,684	3,684
After three but within four years	3,130	3,132
After four but within five years	2,918	2,918
After five years	9,303	9,303
Total lease payments	25,452	27,792
Less: discount on cash flows	4,354	4,656
Total lease liability	$21,098	$23,136

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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	As of June 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$304,089	$304,089	$—	$—	$304,089
Available for sale securities	1,478,222	—	1,478,222	—	1,478,222
Loans held for investment, net of allowance	7,968,523	—	—	7,713,018	7,713,018
Accrued interest receivable	42,051	163	6,745	35,143	42,051
Financial liabilities
Deposits	$8,766,369	$—	$8,754,102	$—	$8,754,102
Accrued interest payable	4,555	—	4,555	—	4,555
Borrowed funds	369,963	—	369,990	—	369,990
Subordinated debt	109,566	—	108,029	—	108,029

	As of December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$371,705	$371,705	$—	$—	$371,705
Available for sale securities	1,807,586	—	1,807,586	—	1,807,586
Loans held for investment, net of allowance	7,661,571	—	—	7,555,602	7,555,602
Accrued interest receivable	44,743	25	10,585	34,133	44,743
Financial liabilities
Deposits	$9,267,632	$—	$9,256,141	$—	$9,256,141
Accrued interest payable	2,098	—	2,098	—	2,098
Borrowed funds	63,925	—	63,999	—	63,999
Subordinated debt	109,367	—	107,910	—	107,910
The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of June 30, 2023.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$404,882	$—	$404,882
Municipal securities	—	229,198	—	229,198
Agency mortgage-backed pass-through securities	—	344,381	—	344,381
Agency collateralized mortgage obligations	—	388,772	—	388,772
Corporate bonds and other	—	110,989	—	110,989
Interest rate swaps	—	—	8,841	8,841
Credit risk participation agreements	—	—	23	23
Total fair value of financial assets	$—	$1,478,222	$8,864	$1,487,086
Financial liabilities
Interest rate swaps	$—	$—	$8,841	$8,841
Total fair value of financial liabilities	$—	$—	$8,841	$8,841

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$414,280	$—	$414,280
Municipal securities	—	540,569	—	540,569
Agency mortgage-backed pass-through securities	—	328,801	—	328,801
Agency collateralized mortgage obligations	—	394,130	—	394,130
Corporate bonds and other	—	129,806	—	129,806
Interest rate swaps	—	—	9,263	9,263
Credit risk participation agreements	—	—	27	27
Total fair value of financial assets	$—	$1,807,586	$9,290	$1,816,876
Financial liabilities
Interest rate swaps	$—	$—	$9,263	$9,263
Total fair value of financial liabilities	$—	$—	$9,263	$9,263
There were no transfers between levels during the six months ended June 30, 2023 or 2022.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$11,991
Commercial real estate (including multi-family residential)	—	—	2,752
Commercial real estate construction and land development	—	—	6,751
1-4 family residential (including home equity)	—	—	2,045
Branch assets held for sale	5,852	—	—
	$5,852	$—	$23,539

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$21,948
Commercial real estate (including multi-family residential)	—	—	11,566
1-4 family residential (including home equity)	—	—	2,883
Branch assets held for sale	5,165	—	—
	$5,165	$—	$36,397
Branch assets held for sale include banking centers that have closed and are for sale.

8. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand at June 30, 2023 and December 31, 2022 were $502.1 million and $432.9 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (in thousands):

Within one year	$1,325,868
After one but within two years	88,265
Over three years	27,118
Total	$1,441,251
The Company had $537.8 million and $72.5 million of brokered deposits as of June 30, 2023 and December 31, 2022, respectively. There were no concentrations of deposits with any one depositor at June 30, 2023 and December 31, 2022.
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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2023, management determined there was no such deterioration.

At June 30, 2023 and December 31, 2022, the Company had 15 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At June 30, 2023 and December 31, 2022, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of June 30, 2023 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$112,077	$8,425	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.99
Financial institutions	Other assets	4,970	416	4.99%	U.S. Prime	4.46
Customers	Other liabilities	4,970	(416)	4.99%	U.S. Prime	4.46
Customers	Other liabilities	112,077	(8,425)	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.99
Credit risk participations:
Financial institutions	Other assets	21,159	23	3.50% - 5.40%	SOFR CME 1M + 2.50%	7.86

Derivative instruments not designated as hedges outstanding as of December 31, 2022 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$109,242	$8,856	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.49
Financial institutions	Other assets	5,029	407	4.99%	U.S. Prime	4.96
Customers	Other liabilities	5,029	(407)	4.99%	U.S. Prime	4.96
Customers	Other liabilities	109,242	(8,856)	3.25% - 5.58%	SOFR CME 1M + 2.50%	5.49
Credit risk participations:
Financial institutions	Other assets	13,028	2	3.50%	LIBOR 1M + 2.50%	7.24
Financial institutions	Other assets	8,485	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	9.97
10. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2023, the Company had a total borrowing capacity with the FHLB of $4.10 billion, of which $2.90 billion was available and $1.20 billion was outstanding in/through FHLB advances and letters of credit. There were $370.0 million of FHLB short-term advances outstanding at June 30, 2023 at a weighted-average rate of 5.45%. Letters of credit were $831.3 million at June 30, 2023, of which $91.0 million will expire during the remaining months of 2023, $45.0 million will expire in 2024, $148.0 million will expire in 2025, $52.3 million will expire in 2026, $453.0 million will expire in 2027, $15.0 million will expire in 2028 and $27.0 million will expire in 2029.
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the Loan Agreement, that provides for a $75.0 million revolving line of credit. At June 30, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of June 30, 2023, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)
The 3-month LIBOR in effect as of June 30, 2023 was 5.07%. Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date.

(2)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. As of December 15, 2022, the Bank Notes bear a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for Tier 2 capital treatment at June 30, 2023.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income tax expense	$7,467	$3,702	$17,380	$7,904
Effective income tax rate	17.5%	18.4%	19.4%	18.4%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three or six months ended June 30, 2023.
13. STOCK BASED COMPENSATION
In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan (the “2022 Plan”) approved by the Company’s shareholders at the special meeting of shareholders on May 23, 2022 became effective. Under the 2022 Plan, the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at June 30, 2023 were issued under the 2022 Plan. At June 30, 2023, there were 1,103,050 shares reserved for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $2.8 million and $931 thousand for the three months ended June 30, 2023 and 2022, respectively, and $5.4 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
Stock Options
Stock options outstanding at June 30, 2023, were issued prior to the Merger under three equity compensation plans with awards outstanding (1) the Allegiance 2015 Stock Awards and Incentive Plan, (2) the Allegiance 2019 Amended and Restated Stock Awards and Incentive Plan and (3) the CBTX 2014 Stock Option Plan. No additional shares may be issued under these compensation plans.
No options to purchase Company stock were granted during the six months ended June 30, 2023. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest three to four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the six months ended June 30, 2023 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2023	368	$17.89	2.72	$4,256
Options granted	—	—
Options exercised	(25)	13.95
Options forfeited	(33)	20.49
Options outstanding, June 30, 2023	310	$17.94	2.31	$1,656
Options vested and exercisable, June 30, 2023	310	$17.94	2.31	$1,656
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
A summary of the activity of the nonvested shares of restricted stock during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2023	501	$32.84
Share awards granted	253	25.71
Share awards vested	(14)	25.99
Unvested share awards forfeited or cancelled	(50)	31.11
Nonvested share awards outstanding, June 30, 2023	690	30.49
As of June 30, 2023, there was $5.8 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 1.89 years.
Performance Share Awards ("PSAs")
PSAs are generally earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Company common stock following a one-year service period. There were 119,845 PSAs awarded during the six months ended June 30, 2023. The grant date fair value of the PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At June 30, 2023, there was $1.2 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit(1)	$513,423	$1,403,262	$673,098	$1,686,627
Standby letters of credit	14,818	23,670	10,310	25,190
Total	$528,241	$1,426,932	$683,408	$1,711,817
1)    At June 30, 2023 and December 31, 2022, the Company had FHLB Letters of Credit in the amount of $831.3 million and $1.08 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 10 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of June 30, 2023, the fixed rate loan commitments had interest rates ranging from 1.40% to 13.25% with a weighted average maturity and rate of 2.50 years and 5.89%, respectively.
Standby Letters of Credit
Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has the rights to the underlying collateral. The credit risk to the Company in issuing letters of credit is substantially similar to that involved in extending loan facilities to its customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is substantially similar to that involved in making commitments to extend credit.
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

Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of June 30, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2023 and December 31, 2022:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
As of June 30, 2023
Total Capital (to risk-weighted assets)	$1,175,829	13.03%	$722,193	8.00%	$947,878	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	963,620	10.67%	406,234	4.50%	631,919	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	973,518	10.78%	541,645	6.00%	767,330	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	973,518	9.51%	409,420	4.00%	409,420	4.00%	N/A	N/A
As of December 31, 2022
Total Capital (to risk-weighted assets)	$1,092,618	12.39%	$705,765	8.00%	$926,317	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	885,652	10.04%	396,993	4.50%	617,545	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	895,520	10.15%	529,324	6.00%	749,876	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	895,520	8.55%	418,720	4.00%	418,720	4.00%	N/A	N/A
STELLAR BANK
As of June 30, 2023
Total Capital (to risk-weighted assets)	$1,153,970	12.80%	$721,471	8.00%	$946,931	10.50%	$901,839	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,011,659	11.22%	405,827	4.50%	631,287	7.00%	586,195	6.50%
Tier 1 Capital (to risk-weighted assets)	1,011,659	11.22%	541,103	6.00%	766,563	8.50%	721,471	8.00%
Tier 1 Leverage (to average tangible assets)	1,011,659	9.89%	409,051	4.00%	409,051	4.00%	511,313	5.00%
As of December 31, 2022
Total Capital (to risk-weighted assets)	$1,059,313	12.02%	$705,120	8.00%	$925,470	10.50%	$881,400	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	921,714	10.46%	396,630	4.50%	616,980	7.00%	572,910	6.50%
Tier 1 Capital (to risk-weighted assets)	921,714	10.46%	528,840	6.00%	749,190	8.50%	705,120	8.00%
Tier 1 Leverage (to average tangible assets)	921,714	8.81%	418,388	4.00%	418,388	4.00%	522,984	5.00%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$35,175		$16,437		$72,323		$35,094
Basic:
Weighted average shares outstanding	53,297	$0.66	28,874	$0.57	53,160	$1.36	28,879	$1.22
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	78		246		101		229
Total	53,375	$0.66	29,120	$0.56	53,261	$1.36	29,108	$1.21

There were 30,074 and 22,411 antidilutive shares as of June 30, 2023 and 2022, respectively.
The basic and diluted weighted average number of shares issued and earnings per share have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except where the context otherwise requires or where otherwise indicated in this Quarterly Report on Form 10-Q, the term “Stellar” refers to Stellar Bancorp, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Stellar Bancorp, Inc. and our wholly owned banking subsidiary, Stellar Bank, a Texas banking association.

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

Completion of Merger of Equals
Allegiance Bancshares, Inc. (“Allegiance”) merged with and into CBTX, Inc. (“CBTX”) with the surviving corporation renamed Stellar Bancorp, Inc. and at the effective date of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank merged with and into Allegiance Bank with Allegiance Bank as the surviving bank. In connection with the operational conversion during the first quarter of 2023, Allegiance Bank changed its name to Stellar Bank on February 18, 2023. After the Merger, Stellar became one of the largest banks based in Houston, Texas.
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
The Company’s results of operations for the three and six months ended June 30, 2022 reflect Allegiance results, while the results for the three and six months ended June 30, 2023 set forth the results of operations for Stellar. The Company has substantially completed its valuations of CBTX’s assets and liabilities but may refine those valuations for up to a year from the date of the Merger. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company prior to the Merger have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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
The provision for credit losses for the three and six months ended June 30, 2023 and 2022, primarily resulted from considerations of a less favorable outlook in the current and forecasted macroeconomic variables such as interest rates, GDP and unemployment as a result of the potential slowdown of economic activity by the FED’s tightening policy to control inflation, along with an increase in loans during those periods, among other factors.
Fair value of loans acquired in a business combination
In conjunction with the Merger, the Company recorded $273.6 million of goodwill, based on the fair value of acquired assets and liabilities of CBTX. The fair value often involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgement on estimates about discount rates, expected future cash flows, market conditions and other future events.
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
Results of Operations
Net income was $35.2 million, or $0.66 per diluted share, for the second quarter 2023 compared to $16.4 million, or $0.56 per diluted share, for the second quarter 2022. The increase in net income was primarily due to a $50.8 million increase in net interest income and a $2.8 million increase in noninterest income, partially offset by a $31.3 million increase in noninterest expense and a $3.8 million increase in the provision for income taxes, all primarily resulting from the Merger. Acquisition and merger-related expenses totaled $2.9 million for the second quarter of 2023 compared $1.7 million for the second quarter of 2022.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.31%, 9.67% and 60.83%, for the three months ended June 30, 2023, compared to 0.94%, 8.86% and 62.96%, for the three months ended June 30, 2022. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net income was $72.3 million, or $1.36 per diluted share, for the six months ended June 30, 2023 compared to $35.1 million, or $1.21 per diluted share, for the six months ended June 30, 2022. The increase in net income was primarily due to a $111.5 million increase in net interest income and a $6.3 million increase in noninterest income, partially offset by a $69.4 million increase in noninterest expense, a $1.6 million increase in the provision for credit losses and a $9.5 million increase in the provision for income taxes, all primarily resulting from the Merger. Acquisition and merger-related expenses totaled $9.1 million for the six months ended June 30, 2023 compared to $2.1 million for the six months ended June 30, 2022.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.35%, 10.14% and 59.86%, for the six months ended June 30, 2023, compared to 0.99%, 9.14% and 60.66%, for the six months ended June 30, 2022.

Net Interest Income
Three months ended June 30, 2023 compared with three months ended June 30, 2022. Net interest income before the provision for credit losses for the three months ended June 30, 2023 was $108.3 million compared with $57.5 million for the three months ended June 30, 2022, an increase of $50.8 million, or 88.4%, primarily due to the increase in average interest-earning assets and interest-bearing liabilities as a result of the Merger.
Interest income was $147.0 million for the three months ended June 30, 2023, an increase of $84.1 million, or 133.9%, compared with $62.8 million for the three months ended June 30, 2022, primarily due to the Merger as average interest-earning assets balances increased along with increased rates, higher-yielding loans and purchase accounting adjustments. Average interest-earning assets increased $3.08 billion, or 46.5%, for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily due to the increase in loans as a result of the Merger. Average loans to average interest earning assets increased to 82.3% for the three months ended June 30, 2023 compared to 65.0% for the same period in the prior year. Additionally, we recorded interest income from purchase accounting adjustments of $12.6 million for the three months ended June 30, 2023.
Interest expense was $38.7 million for the three months ended June 30, 2023, an increase of $33.3 million, or 621.9%, compared with $5.4 million for the three months ended June 30, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 2.86% for the three months ended June 30, 2023 compared to 0.56% for the same period in 2022. Average interest-bearing liabilities increased $1.56 billion for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the Merger.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2023 was 4.49%, an increase of 96 basis points compared to 3.53% for the three months ended June 30, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 6.08% and the average rate paid on interest-bearing liabilities of 2.86% for the second quarter of 2023 increased by 227 basis points and 230 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,980,856	$133,931	6.73%	$4,303,714	$53,835	5.02%
Securities	1,502,949	10,162	2.71%	1,778,745	8,128	1.83%
Deposits in other financial institutions	209,722	2,865	5.48%	535,546	877	0.66%
Total interest-earning assets	9,693,527	$146,958	6.08%	6,618,005	$62,840	3.81%
Allowance for credit losses on loans	(96,414)			(49,290)
Noninterest-earning assets	1,143,025			450,584
Total assets	$10,740,138			$7,019,299

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,387,604	$9,343	2.70%	$1,044,493	$927	0.36%
Money market and savings deposits	2,220,827	11,365	2.05%	1,566,376	932	0.24%
Certificates and other time deposits	1,225,834	9,622	3.15%	1,088,664	1,922	0.71%
Borrowed funds	479,896	6,535	5.46%	50,116	114	0.91%
Subordinated debt	109,499	1,812	6.64%	109,045	1,463	5.38%
Total interest-bearing liabilities	5,423,660	$38,677	2.86%	3,858,694	$5,358	0.56%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,779,594			2,382,230
Other liabilities	78,411			34,249
Total liabilities	9,281,665			6,275,173
Shareholders' equity	1,458,473			744,126
Total liabilities and shareholders' equity	$10,740,138			$7,019,299

Net interest rate spread			3.22%			3.25%

Net interest income and margin(1)		$108,281	4.48%		$57,482	3.48%

Net interest income and margin (tax equivalent)(2)		$108,509	4.49%		$58,238	3.53%

Cost of funds			1.69%			0.34%
Cost of deposits			1.41%			0.25%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended June 30, 2023 and 2022.

Six months ended June 30, 2023 compared with six months ended June 30, 2022. Net interest income before the provision for credit losses for the six months ended June 30, 2023 was $224.1 million, compared with $112.7 million for the six months ended June 30, 2022, an increase of $111.5 million, or 98.9%, primarily due to the increase in average interest-earning assets and interest-bearing liabilities as a result of the Merger.
Interest income was $287.4 million for the six months ended June 30, 2023, an increase of $164.2 million, or 133.4%, compared with $123.1 million for the six months ended June 30, 2022, primarily due to the Merger as average interest-earning assets balances increased along with increased rates and an increase in higher-yielding loans. Average interest-earning assets increased $3.01 billion, or 44.6%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily due to the Merger. Average loans to average interest earning assets increased to 81.1% for the six months ended June 30, 2023 compared to 63.2% for the same period in the prior year. Additionally, we recorded interest income from purchase accounting adjustments of $22.7 million for the six months ended June 30, 2023.
Interest expense was $63.3 million for the six months ended June 30, 2023, an increase of $52.8 million, or 503.2%, compared with $10.5 million for the six months ended June 30, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 240 basis points for the six months ended June 30, 2023 compared to 53 basis points for the same period in 2022. Average interest-bearing liabilities increased $1.34 billion, or 33.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the Merger.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the six months ended June 30, 2023 was 4.64%, an increase of 123 basis points compared to 3.41% for the six months ended June 30, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 5.94% and the average rate paid on interest-bearing liabilities of 2.40% for the second quarter of 2023 increased by 226 basis points and 187 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the six months ended June 30, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Loans	$7,914,303	$259,660	6.62%	$4,267,810	$106,205	5.02%
Securities	1,553,200	21,077	2.74%	1,807,024	15,721	1.75%
Deposits in other financial institutions	286,823	6,636	4.67%	670,316	1,217	0.37%
Total interest-earning assets	9,754,326	$287,373	5.94%	6,745,150	$123,143	3.68%
Allowance for credit losses on loans	(94,881)			(48,819)
Noninterest-earning assets	1,151,497			441,390
Total assets	$10,810,942			$7,137,721

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,518,213	$17,725	2.35%	$1,057,678	$1,476	0.28%
Money market and savings deposits	2,355,112	21,020	1.80%	1,575,325	1,730	0.22%
Certificates and other time deposits	1,044,721	12,929	2.50%	1,166,490	4,078	0.70%
Borrowed funds	293,578	7,852	5.39%	69,868	300	0.87%
Subordinated debt	109,458	3,739	6.89%	108,979	2,905	5.38%
Total interest-bearing liabilities	5,321,082	$63,265	2.40%	3,978,340	$10,489	0.53%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,971,862			2,347,366
Other liabilities	79,609			37,767
Total liabilities	9,372,553			6,363,473
Shareholders' equity	1,438,389			774,248
Total liabilities and shareholders' equity	$10,810,942			$7,137,721

Net interest rate spread			3.54%			3.15%

Net interest income and margin(1)		$224,108	4.63%		$112,654	3.37%

Net interest income and margin (tax equivalent)(2)		$224,628	4.64%		$114,160	3.41%

Cost of funds			1.37%			0.33%
Cost of deposits			1.17%			0.24%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the six months ended June 30, 2023 and 2022.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$46,022	$34,074	$80,096	$90,914	$62,541	$153,455
Securities	(1,258)	3,292	2,034	(2,203)	7,559	5,356
Deposits in other financial institutions	(536)	2,524	1,988	(704)	6,123	5,419
Total increase in interest income	44,228	39,890	84,118	88,007	76,223	164,230

Interest-bearing Liabilities:
Interest-bearing demand deposits	308	8,108	8,416	639	15,610	16,249
Money market and savings deposits	392	10,041	10,433	851	18,439	19,290
Certificates and other time deposits	243	7,457	7,700	(423)	9,274	8,851
Borrowed funds	975	5,446	6,421	965	6,587	7,552
Subordinated debt	6	343	349	13	821	834
Total increase in interest expense	1,924	31,395	33,319	2,045	50,731	52,776
Increase in net interest income	$42,304	$8,495	$50,799	$85,962	$25,492	$111,454
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $1.9 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and a $5.6 million and $4.0 million provision for credit losses for the six months ended June 30, 2023 and 2022, respectively. The provision for credit losses for the three and six months ended June 30, 2023 and 2022, primarily resulted from an increase in loans during those periods, among other factors.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM card income, service charges on deposit accounts, income earned on bank-owned life insurance and nonsufficient funds fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2023 compared with three months ended June 30, 2022. Noninterest income totaled $5.5 million for the three months ended June 30, 2023 compared with $2.7 million for the same period in 2022, an increase of $2.8 million, or 102.8%, primarily due to increased debt card and ATM income and service charges due to increased scale as a result of the Merger.
Six months ended June 30, 2023 compared with six months ended June 30, 2022. Noninterest income totaled $13.0 million for the six months ended June 30, 2023 compared with $6.7 million for the same period in 2022, an increase of $6.3 million, or 93.1%, primarily due to increased debt card and ATM income and service charges due to increased scale as a result of the Merger.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase (Decrease)	For the Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
	(In thousands)
Nonsufficient funds fees	$418	$126	$292	$824	$242	$582
Service charges on deposit accounts	1,157	560	597	2,100	1,087	1,013
(Loss) gain on sale of assets	(6)	(17)	11	192	(17)	209
Bank-owned life insurance income	532	342	190	1,054	475	579
Debit card and ATM card income	1,821	880	941	3,519	1,699	1,820
Other(1)	1,561	813	748	5,292	3,236	2,056
Total noninterest income	$5,483	$2,704	$2,779	$12,981	$6,722	$6,259
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended June 30, 2023 compared with three months ended June 30, 2022. Noninterest expense was $69.2 million for the three months ended June 30, 2023 compared to $37.9 million for the three months ended June 30, 2022, an increase of $31.3 million, or 82.6%, primarily due increased salaries and employee benefits, amortization of intangibles, data processing and software amortization, net occupancy and equipment and acquisition and merger-related costs.
Six months ended June 30, 2023 compared with six months ended June 30, 2022. Noninterest expense was $141.8 million for the six months ended June 30, 2023 compared to $72.4 million for the six months ended June 30, 2022, an increase of $69.4 million, or 95.8%, primarily due increased salaries and employee benefits, amortization of intangibles, data processing and software amortization, net occupancy and equipment and acquisition and merger-related costs.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)	For the Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
	(In thousands)
Salaries and employee benefits(1)	$37,300	$21,864	$15,436	$77,075	$44,592	$32,483
Net occupancy and equipment	3,817	2,220	1,597	7,905	4,425	3,480
Depreciation	1,841	1,012	829	3,677	2,045	1,632
Data processing and software amortization	4,674	2,522	2,152	9,728	5,020	4,708
Professional fees	1,564	662	902	3,091	800	2,291
Regulatory assessments and FDIC insurance	2,755	1,256	1,499	4,049	2,517	1,532
Amortization of intangibles	6,881	751	6,130	13,760	1,502	12,258
Communications	689	363	326	1,390	704	686
Advertising	907	483	424	1,746	945	801
Acquisition and merger-related expenses	2,897	1,667	1,230	9,062	2,118	6,944
Other	5,882	5,104	778	10,322	7,753	2,569
Total noninterest expense	$69,207	$37,904	$31,303	$141,805	$72,421	$69,384
(1)Total salaries and employee benefits includes $2.8 million and $931 thousand for the three months ended June 30, 2023 and 2022 and $5.4 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively, of stock based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $15.4 million, or 70.6%, for the three months ended June 30, 2023 and $32.5 million or 72.8% for the six months ended June 30, 2023, compared to the same periods in 2022 primarily due to the Merger.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $2.9 million and $9.1 million incurred during the three and six months ended June 30, 2023, respectively, were primarily related to compensation and legal and advisory fees associated with the Merger.
Amortization of intangibles. Amortization of intangibles increased $6.1 million for the three months ended June 30, 2023 and $12.3 million for the six months ended June 30, 2023 compared to the same periods in 2022 due the $138.2 million core deposit intangible created as a result of the Merger.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.83% for the three months ended June 30, 2023 compared to 62.96% for the three months ended June 30, 2022 and 59.86% for the six months ended June 30, 2023 compared to 60.66% for the six months ended June 30, 2022, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $3.8 million for the three months ended June 30, 2023 and $9.5 million for the six months ended June 30, 2023 compared with the same periods in 2022 primarily due to the increase in pre-tax net income. Our effective tax rate was 17.5% and 18.4% for the three months ended June 30, 2023 and 2022 and 19.4% and 18.4% for the six months ended June 30, 2023 and 2022, respectively.
Financial Condition
Loan Portfolio
At June 30, 2023, total loans were $8.07 billion, an increase of $314.0 million, or 4.0%, compared with December 31, 2022, primarily due to organic growth within our loan portfolio during the six months ended June 30, 2023. Total loans as a percentage of deposits were 92.0% and 83.7% as of June 30, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 74.9% and 71.1% as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,512,476	18.7%	$1,455,795	18.8%
Paycheck Protection Program (PPP)	8,027	0.1%	13,226	0.2%
Real estate:
Commercial real estate (including multi-family residential)	4,038,487	50.0%	3,931,480	50.7%
Commercial real estate construction and land development	1,136,124	14.1%	1,037,678	13.4%
1-4 family residential (including home equity)	1,009,439	12.5%	1,000,956	12.9%
Residential construction	311,208	3.9%	268,150	3.4%
Consumer and other	52,957	0.7%	47,466	0.6%
Total loans	8,068,718	100.0%	7,754,751	100.0%
Allowance for credit losses on loans	(100,195)		(93,180)
Loans, net	$7,968,523		$7,661,571
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
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $56.7 million, or 3.9%, to $1.51 billion as of June 30, 2023 from $1.46 billion as of December 31, 2022.
Paycheck Protection Program (PPP). The balance of PPP loans decreased $5.2 million to $8.0 million as of June 30, 2023 from $13.2 million as of December 31, 2022 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of June 30, 2023 and December 31, 2022, 45.8% and 45.3%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $107.0 million, or 2.7%, to $4.04 billion as of June 30, 2023 from $3.93 billion as of December 31, 2022, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans as of June 30, 2023 decreased to $431.3 million from $471.6 million as of December 31, 2022. We had 233 multi-family loans with an average loan size of $2.0 million as of June 30, 2023.
As of June 30, 2023, the Company’s commercial relate estate (including multi-family residential) loan portfolio included $272.5 million of multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $287.3 million as of December 31, 2022.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of June 30, 2023 and December 31, 2022, 17.3% and 18.2%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $98.4 million, or 9.5%, to $1.14 billion as of June 30, 2023 compared to $1.04 billion as of December 31, 2022.
As of June 30, 2023, the Company’s commercial relate estate construction and land development portfolio included $161.4 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $79.7 million as of December 31, 2022.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market area. Our residential real estate portfolio (including home equity) increased $8.5 million, or 0.8%, to $1.01 billion as of June 30, 2023 from $1.00 billion as of December 31, 2022.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $43.1 million, or 16.1%, to $311.2 million as of June 30, 2023 from $268.2 million as of December 31, 2022.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $5.5 million, or 11.6%, to $53.0 million as of June 30, 2023 from $47.5 million as of December 31, 2022.

Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $43.3 million, or 0.40% of total assets, at June 30, 2023 compared to $45.0 million, or 0.41% of total assets, at December 31, 2022. The following table presents information regarding nonperforming assets as of the dates indicated.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$22,800	$25,297
Paycheck Protection Program (PPP)	168	105
Real estate:
Commercial real estate (including multi-family residential)	8,221	9,970
Commercial real estate construction and land development	388	—
1-4 family residential (including home equity)	10,880	9,404
Residential construction	665	—
Consumer and other	227	272
Total nonaccrual loans	43,349	45,048
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	43,349	45,048
Other real estate	—	—
Total nonperforming assets	$43,349	$45,048
Modified/restructured loans(1)	$11,291	$35,425
Nonperforming assets to total assets	0.40%	0.41%
Nonperforming loans to total loans	0.54%	0.58%
(1)On January 1, 2023, the Company adopted ASU 2022-02, which replaced the troubled debt restructuring classification with a modified loan classification that is assessed in a different manner. Modified/restructured loans represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
Nonaccrual loans consisted of 107 separate credits at June 30, 2023 compared to 96 separate credits at December 31, 2022.
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
At June 30, 2023, our allowance for credit losses on loans was $100.2 million, or 1.24% of total loans, compared with $93.2 million, or 1.20%, of total loans as of December 31, 2022. The increase in the allowance for credit losses on loans during the first six months of 2023 reflected an increase in loans among other factors. The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Average loans outstanding	$7,914,303	$4,267,810
Gross loans outstanding at end of period	8,068,718	4,348,833
Allowance for credit losses on loans at beginning of period	93,180	47,940
Provision for credit losses on loans	7,443	3,190
Charge-offs:
Commercial and industrial loans	(1,484)	(956)
Real estate:
Commercial real estate (including multi-family residential)	—	(327)
Commercial real estate construction and land development	—	(63)
1-4 family residential (including home equity)	(23)	—
Residential construction	—	—
Consumer and other	(38)	(48)
Total charge-offs for all loan types	(1,545)	(1,394)
Recoveries:
Commercial and industrial loans	1,069	401
Real estate:
Commercial real estate (including multi-family residential)	14	50
Commercial real estate construction and land development	—	55
1-4 family residential (including home equity)	9	—
Consumer and other	25	—
Total recoveries for all loan types	1,117	506
Net charge-offs	(428)	(888)
Allowance for credit losses on loans at end of period	$100,195	$50,242
Allowance for credit losses on loans to total loans	1.24%	1.16%
Net charge-offs to average loans(1)	0.01%	0.04%
Allowance for credit losses on loans to nonperforming loans	231.14%	178.01%
(1)Interim periods annualized.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At June 30, 2023, our allowance for credit losses on unfunded commitments was $10.1 million compared to $12.0 million at December 31, 2022.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2023, the carrying amount of investment securities totaled $1.48 billion, a decrease of $329.4 million, or 18.2%, compared with $1.81 billion as of December 31, 2022. Securities represented 13.7% and 16.6% of total assets as of June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$420,321	$156	$(15,595)	$404,882
Municipal securities	259,423	2,177	(32,402)	229,198
Agency mortgage-backed pass-through securities	385,780	272	(41,671)	344,381
Agency collateralized mortgage obligations	455,153	1	(66,382)	388,772
Corporate bonds and other	124,626	53	(13,690)	110,989
Total	$1,645,303	$2,659	$(169,740)	$1,478,222

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 4 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income

The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the table below, municipal securities are calculated on a tax equivalent basis.

	June 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,474	0.55%	$173,661	0.92%	$14,419	4.82%	$155,767	4.83%	$420,321	2.47%
Municipal securities	—	—%	2,895	4.46%	55,437	2.82%	201,091	2.79%	259,423	2.81%
Agency mortgage-backed pass-through securities	7	2.35%	14,944	3.93%	13,682	4.26%	357,147	3.04%	385,780	3.12%
Agency collateralized mortgage obligations	—	—%	17,251	2.80%	7,970	2.68%	429,932	1.55%	455,153	1.62%
Corporate bonds and other	1,063	4.82%	3,000	6.20%	63,391	5.17%	57,172	2.84%	124,626	5.05%
Total	$77,544	0.60%	$211,751	1.42%	$154,899	4.11%	$1,201,109	2.78%	$1,645,303	2.63%

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,438	0.54%	$173,380	0.92%	$16,081	4.96%	$167,518	4.92%	$433,417	2.55%
Municipal securities	—	—%	21,195	3.45%	93,313	2.93%	465,568	3.39%	580,076	3.31%
Agency mortgage-backed pass-through securities	1	3.21%	14,112	4.02%	11,201	4.53%	345,157	2.94%	370,471	3.03%
Agency collateralized mortgage obligations	—	—%	17,291	2.80%	8,008	2.70%	436,461	1.78%	461,760	1.83%
Corporate bonds and other	1,050	1.25%	4,000	6.20%	64,176	4.64%	73,966	2.68%	143,192	3.66%
Total	$77,489	0.55%	$229,978	1.58%	$192,779	3.75%	$1,488,670	2.95%	$1,988,916	2.78%
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
As of June 30, 2023 and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.74% during the six months ended June 30, 2023 compared with 1.75% for the six months ended June 30, 2022. The increase in average yield during 2023 compared to the same period in 2022 was primarily due to the mix of higher-yielding securities within the portfolio.
Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million as of both June 30, 2023 and December 31, 2022. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of June 30, 2023 was $129.8 million and $143.5 million as of December 31, 2022. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at June 30, 2023 were $8.77 billion, a decrease of $501.3 million, or 5.4%, compared with $9.27 billion at December 31, 2022 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at June 30, 2023 were $3.71 billion, a decrease of $516.6 million, or 12.2%, compared with $4.23 billion at December 31, 2022. Interest-bearing deposits at June 30, 2023 were $5.05 billion, an increase of $15.4 million, or 0.3%, compared with $5.04 billion at December 31, 2022. Estimated uninsured deposits totaled $4.75 billion and estimated uninsured deposits net of collateralized deposits of $936 million were $3.82 billion, or 43.5%, of total deposits at June 30, 2023.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity:

As of June 30, 2023
(In thousands)
Three months or less	$199,784
Over three months through six months	171,492
Over six months through 12 months	75,055
Over 12 months	55,779
Total	$502,110
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2023, we had a total borrowing capacity of $4.10 billion, of which $2.90 billion was available and $1.20 billion was outstanding in/through FHLB advances and letters of credit. There were $370.0 million of FHLB short-term advances outstanding at June 30, 2023 at a weighted-average rate of 5.45%. Letters of credit were $831.3 million at June 30, 2023, of which $91.0 million will expire during the remaining months of 2023, $45.0 million will expire in 2024, $148.0 million will expire in 2025, $52.3 million will expire in 2026, $453.0 million will expire in 2027, $15.0 million will expire in 2028 and $27.0 million will expire in 2029.
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
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at June 30, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3 month LIBOR + 3.00%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3 month LIBOR + 1.80%	3,609	July 7, 2035
				$11,341

(1)
The 3-month LIBOR in effect as of June 30, 2023 was 5.07%. Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date

(2)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. Since December 15, 2022, the Bank Notes bear a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for Tier 2 capital treatment at June 30, 2023.

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
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the Loan Agreement, that provides for a $75.0 million revolving line of credit. At June 30, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.

The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of June 30, 2023, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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
As of June 30, 2023 and December 31, 2022, we had outstanding $1.92 billion and $2.36 billion, respectively, in commitments to extend credit and $38.5 million and $35.5 million in commitments associated with outstanding letters of credit for those same periods. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2023 and the year ended December 31, 2022, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $2.74 billion, or 44.6%, and our average loans increased $3.65 billion, or 85.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our estimated uninsured deposits totaled $4.75 billion and our estimated uninsured deposits net of collateralized deposits of $936 million were $3.82 billion, or 43.5%, of total deposits at June 30, 2023. Our average deposit account size was $86 thousand at June 30, 2023. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.9 years and modified duration of 3.0 years at June 30, 2023 and a weighted average life of 8.3 years and modified duration of 4.8 years at December 31, 2022.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total borrowing capacity was $4.53 billion, or 51.6%, of total deposits at June 30, 2023. Including policy-driven capacity for brokered deposits, the Bank would be able to add approximately $1.23 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $5.76 billion, or 65.7%, of deposits at June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of June 30, 2023 and December 31, 2022, the Bank was well-capitalized. Total shareholders' equity was $1.46 billion at June 30, 2023, compared with $1.38 billion at December 31, 2022, an increase of $75.5 million. This increase was primarily due the decrease in accumulated other comprehensive loss and net income of $72.3 million, partially offset by the $0.26 per common share dividend paid for the six months ended June 30, 2023.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
As of June 30, 2023
Total Capital (to risk-weighted assets)	13.03%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	10.67%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	10.78%	6.00%	8.50%	N/A
Tier 1 Leverage (to average assets)	9.51%	4.00%	4.00%	N/A
As of December 31, 2022
Total Capital (to risk-weighted assets)	12.39%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	10.04%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	10.15%	6.00%	8.50%	N/A
Tier 1 Leverage (to average assets)	8.55%	4.00%	4.00%	N/A
Stellar Bank
As of June 30, 2023
Total Capital (to risk-weighted assets)	12.80%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	11.22%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	11.22%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average assets)	9.89%	4.00%	4.00%	5.00%
As of December 31, 2022
Total Capital (to risk-weighted assets)	12.02%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	10.46%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	10.46%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average assets)	8.81%	4.00%	4.00%	5.00%

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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	As of June 30, 2023	As of December 31, 2022	As of June 30, 2023	As of December 31, 2022
+300	(3.7)%	0.5%	(5.1)%	(2.9)%
+200	(2.4)%	0.5%	(2.5)%	(0.7)%
+100	(1.1)%	0.4%	(0.6)%	0.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.5%	(2.0)%	(1.7)%	(3.2)%
-200	0.0%	(7.5)%	(6.5)%	(9.4)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the six months ended June 30, 2023, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.

LIBOR Transition
The Company’s transition away from LIBOR has been substantially completed. As of June 30, 2023, LIBOR was used as an index rate for less than 1% of the Company’s loans.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent events relating to the failures of certain banking entities in the first quarter of 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank have caused significant volatility in the trading prices of stocks of publicly traded bank holding companies and general uncertainty and concern regarding the liquidity and financial strength of the banking sector as a whole. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations and cause volatility in our stock price.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2022, the Company’s Board of Directors authorized a share repurchase program, or the 2022 Repurchase Program, under which the Company may repurchase up to $40.0 million of the Company’s common stock starting September 22, 2022 through September 30, 2023. During the second quarter of 2023, the Company's Board of Directors authorized the expansion of its existing share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2024.
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
There were no repurchases by the Company during the three months ended June 30, 2023. The number of shares that may be repurchased under the plan was 2,575,107, which was computed based on the closing share price of the Company's common stock as of June 30, 2023.
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

Stellar Bancorp, Inc. (Registrant)

Date: July 28, 2023	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: July 28, 2023	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer