Form 10-Q
period 2023-09-30
Stellar Bancorp, Inc.
filed 2023-11-03
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

As of November 2, 2023, the registrant had 53,262,213 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
September 30, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$94,970	$67,063
Interest-bearing deposits at other financial institutions	207,302	304,642
Total cash and cash equivalents	302,272	371,705
Available for sale securities, at fair value	1,414,952	1,807,586
Loans held for investment	8,004,528	7,754,751
Less: allowance for credit losses on loans	(93,575)	(93,180)
Loans, net	7,910,953	7,661,571
Accrued interest receivable	43,536	44,743
Premises and equipment, net	119,332	126,803
Federal Home Loan Bank stock	29,022	15,058
Bank-owned life insurance	104,699	103,094
Goodwill	497,318	497,260
Core deposit intangibles, net	122,944	143,525
Other assets	120,432	129,092
TOTAL ASSETS	$10,665,460	$10,900,437
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,656,288	$4,230,169
Interest-bearing
Demand	1,397,492	1,591,828
Money market and savings	2,128,950	2,575,923
Certificates and other time	1,503,891	869,712
Total interest-bearing deposits	5,030,333	5,037,463
Total deposits	8,686,621	9,267,632
Accrued interest payable	7,612	2,098
Borrowed funds	323,981	63,925
Subordinated debt	109,665	109,367
Other liabilities	76,735	74,239
Total liabilities	9,204,614	9,517,261
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 53,321,541 shares issued and outstanding at September 30, 2023 and 52,954,985 shares issued and outstanding at December 31, 2022	533	530
Capital surplus	1,231,686	1,222,761
Retained earnings	385,600	303,146
Accumulated other comprehensive loss	(156,973)	(143,261)
Total shareholders’ equity	1,460,846	1,383,176
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,665,460	$10,900,437
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$138,948	$58,025	$398,608	$164,230
Securities:
Taxable	9,493	6,655	28,872	17,294
Tax-exempt	437	2,594	2,135	7,676
Deposits in other financial institutions	2,391	608	9,027	1,825
Total interest income	151,269	67,882	438,642	191,025
INTEREST EXPENSE:
Demand, money market and savings deposits	23,557	3,527	62,302	6,733
Certificates and other time deposits	13,282	1,664	26,211	5,742
Borrowed funds	5,801	499	13,653	799
Subordinated debt	1,908	1,502	5,647	4,407
Total interest expense	44,548	7,192	107,813	17,681
NET INTEREST INCOME	106,721	60,690	330,829	173,344
Provision for credit losses	2,315	1,962	7,896	5,919
Net interest income after provision for credit losses	104,406	58,728	322,933	167,425
NONINTEREST INCOME:
Nonsufficient funds and overdraft charges	291	145	1,115	387
Service charges on deposit accounts	1,329	527	3,429	1,614
Gain on sale of assets	—	42	192	25
Bank-owned life insurance income	551	135	1,605	610
Debit card and ATM income	935	869	4,454	2,568
Other	1,589	1,277	6,881	4,513
Total noninterest income	4,695	2,995	17,676	9,717
NONINTEREST EXPENSE:
Salaries and employee benefits	39,495	22,013	116,570	66,605
Net occupancy and equipment	4,455	2,129	12,360	6,554
Depreciation	1,952	1,003	5,629	3,048
Data processing and software amortization	4,798	2,541	14,526	7,561
Professional fees	997	485	4,088	1,285
Regulatory assessments and FDIC insurance	1,814	1,134	5,863	3,651
Amortization of intangibles	6,876	750	20,636	2,252
Communications	663	359	2,053	1,063
Advertising	877	385	2,623	1,330
Acquisition and merger-related expenses	3,421	10,551	12,483	12,669
Other	5,400	2,681	15,722	10,434
Total noninterest expense	70,748	44,031	212,553	116,452
INCOME BEFORE INCOME TAXES	38,353	17,692	128,056	60,690
Provision for income taxes	7,445	3,406	24,825	11,310
NET INCOME	$30,908	$14,286	$103,231	$49,380
EARNINGS PER SHARE:
Basic	$0.58	$0.51	$1.94	$1.72
Diluted	$0.58	$0.50	$1.94	$1.71
DIVIDENDS PER SHARE	$0.13	$0.10	$0.39	$0.30
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$30,908	$14,286	$103,231	$49,380
Other comprehensive loss:
Unrealized loss on securities:
Change in unrealized holding loss on available for sale securities during the period	(31,638)	(60,618)	(17,390)	(229,887)
Reclassification of gain realized on securities	—	(42)	(234)	(25)
Total other comprehensive loss	(31,638)	(60,660)	(17,624)	(229,912)
Deferred tax benefit related to other comprehensive loss	6,669	12,739	3,912	48,282
Other comprehensive loss, net of tax	(24,969)	(47,921)	(13,712)	(181,630)
Comprehensive income (loss)	$5,939	$(33,635)	$89,519	$(132,250)
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT JUNE 30, 2022	28,586,426	$286	$524,033	$296,477	$(115,467)	$705,329
Net income	—	—	—	14,286	—	14,286
Other comprehensive loss	—	—	—	—	(47,921)	(47,921)
Cash dividends declared, $0.10 per share	—	—	—	(2,788)	—	(2,788)
Common stock issued in connection with the exercise of stock options and restricted stock awards	31,823	—	343	—	—	343
Repurchase of common stock	(481,638)	(5)	(13,911)			(13,916)
Stock-based compensation expense	—	—	969	—	—	969
BALANCE AT SEPTEMBER 30, 2022	28,136,611	$281	$511,434	$307,975	$(163,388)	$656,302

BALANCE AT JUNE 30, 2023	53,302,734	$533	$1,228,532	$361,619	$(132,004)	$1,458,680
Net income	—	—	—	30,908	—	30,908
Other comprehensive loss	—	—	—	—	(24,969)	(24,969)
Cash dividends declared, $0.13 per share	—	—	—	(6,927)	—	(6,927)
Common stock issued in connection with the exercise of stock options and restricted stock awards	18,807	—	342	—	—	342
Stock-based compensation expense	—	—	2,812	—	—	2,812
BALANCE AT SEPTEMBER 30, 2023	53,321,541	$533	$1,231,686	$385,600	$(156,973)	$1,460,846

BALANCE AT DECEMBER 31, 2021	28,845,903	$289	$530,845	$267,092	$18,242	$816,468
Net income	—	—	—	49,380	—	49,380
Other comprehensive loss	—	—	—	—	(181,630)	(181,630)
Cash dividends declared $0.30 per share	—	—	—	(8,497)	—	(8,497)
Common stock issued in connection with the exercise of stock options and restricted stock awards	122,619	1	1,327	—	—	1,328
Repurchase of common stock	(831,911)	(9)	(23,597)	—	—	(23,606)
Stock-based compensation expense	—	—	2,859	—	—	2,859
BALANCE AT SEPTEMBER 30, 2022	28,136,611	$281	$511,434	$307,975	$(163,388)	$656,302

BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income	—	—	—	103,231	—	103,231
Other comprehensive loss	—	—	—	—	(13,712)	(13,712)
Cash dividends declared $0.39 per share	—	—	—	(20,777)	—	(20,777)
Common stock issued in connection with the exercise of stock options and restricted stock awards	366,556	3	690	—	—	693
Stock-based compensation expense	—	—	8,235	—	—	8,235
BALANCE AT SEPTEMBER 30, 2023	53,321,541	$533	$1,231,686	$385,600	$(156,973)	$1,460,846
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,231	$49,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	26,265	5,300
Provision for credit losses	7,896	5,919
Deferred income tax benefit	11,617	(954)
Net amortization of premium on investments	5,098	7,903
Excess tax benefit from stock-based compensation	(70)	(312)
Bank-owned life insurance income	(1,605)	(610)
Net accretion of discount on loans	(35,065)	(165)
Net amortization of discount on subordinated debt	88	87
Net accretion of discount on certificates of deposit	(21)	(45)
Net gain on sale of assets	(192)	(25)
Federal Home Loan Bank stock dividends	(799)	(64)
Stock-based compensation expense	8,235	2,859
Net change in operating leases	3,055	2,178
Increase in accrued interest receivable and other assets	(165)	(1,415)
Increase in accrued interest payable and other liabilities	9,319	4,082
Net cash provided by operating activities	136,887	74,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of available for sale securities	685,707	2,320,157
Proceeds from sales and calls of available for sale securities	320,691	12,056
Purchase of available for sale securities	(633,287)	(2,414,630)
Net change in total loans	(223,256)	(371,904)
Purchase of bank premises and equipment	(5,621)	(668)
Proceeds from sale of bank premises, equipment and other real estate	3,685	—
Net purchase of Federal Home Loan Bank stock	(13,165)	(7,421)
Net cash provided by (used in) investing activities	134,754	(462,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(573,881)	222,754
Net decrease in interest-bearing deposits	(7,109)	(609,629)
Net change in short-term other borrowed funds	260,000	167,000
Dividends paid to common shareholders	(20,777)	(8,497)
Proceeds from the issuance of common stock and stock option exercises	693	1,328
Repurchase of common stock	—	(23,606)
Net cash used in financing activities	(341,074)	(250,650)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,433)	(638,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,705	757,509
CASH AND CASH EQUIVALENTS, END OF PERIOD	$302,272	$118,567
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$7,500	$10,550
Interest paid	102,299	16,761
Cash paid for operating lease liabilities	3,372	2,559
SUPPLEMENTAL NONCASH DISCLOSURE:
Branch assets transferred to assets held for sale	$3,819	$2,137
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Merger of Equals-The merger of equals (the “Merger”) between Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”), was effective on October 1, 2022, with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly owned subsidiary of Allegiance, with Allegiance Bank as the surviving bank. Allegiance Bank changed its name to Stellar Bank on February 18, 2023 in connection with the operational conversion.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company for all periods prior to October 1, 2022 (the “Merger Date”). In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective.
The Company’s results of operations for the three and nine months ended September 30, 2022 reflect Allegiance's historical results and do not include the historical results of CBTX. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, capital surplus, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of

Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, which means that for accounting and financial reporting purposes, Allegiance was deemed to have acquired CBTX in the Merger, even though CBTX was the legal acquirer. Accordingly, Allegiance's historical financial statements are the historical financial statements of the combined company for all periods prior to October 1, 2022.
Total acquisition and merger-related expenses recognized for the three months ended September 30, 2023 and 2022 were $3.4 million and $10.6 million, respectively, and $12.5 million and $12.7 million for the nine months ended September 30, 2023 and 2022, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2021	$223,642	$14,658	$—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	497,260	143,525	309
Amortization	—	(20,581)	(55)
Measurement period adjustment	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of September 30, 2023	$497,318	$122,944	$227

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. During the third quarter of 2023, the Company completed the final tax returns related to CBTX's business and operations through September 30, 2022. After completion of these tax returns, the Company increased income tax balances and goodwill in the amount of $58 thousand which finalized all purchase accounting adjustments for the Merger.
Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.

During the nine months ended September 30, 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering event requiring an interim goodwill impairment quantitative analysis for the third quarter 2023. As a result, the Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of September 30, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company. If the Company had deemed intangible assets to be impaired, a non-cash charge for the amount of such impairment would be recorded through earnings and would have no impact on tangible capital or our regulatory capital.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2023 is as follows (in thousands):

Remaining 2023	$6,232
2024	24,166
2025	21,528
2026	18,896
Thereafter	52,122
Total	$122,944
4. SECURITIES
The amortized cost and fair value of investment securities were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$409,152	$129	$(15,873)	$393,408
Municipal securities	258,901	545	(40,330)	219,116
Agency mortgage-backed pass-through securities	378,573	22	(50,401)	328,194
Agency collateralized mortgage obligations	444,234	—	(78,356)	365,878
Corporate bonds and other	122,812	29	(14,485)	108,356
Total	$1,613,672	$725	$(199,445)	$1,414,952

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
As of September 30, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$77,562	$77,026
Due after one year through five years	185,518	174,016
Due after five years through ten years	141,625	125,892
Due after ten years	386,160	343,946
Subtotal	790,865	720,880
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	822,807	694,072
Total	$1,613,672	$1,414,952
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	September 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$111,573	$(3,328)	$261,872	$(12,545)	$373,445	$(15,873)
Municipal securities	18,062	(640)	166,011	(39,690)	184,073	(40,330)
Agency mortgage-backed pass-through securities	79,012	(3,829)	248,186	(46,572)	327,197	(50,401)
Agency collateralized mortgage obligations	13,881	(168)	351,996	(78,188)	365,878	(78,356)
Corporate bonds and other	11,314	(1,249)	81,556	(13,236)	92,870	(14,485)
Total	$233,842	$(9,214)	$1,109,621	$(190,231)	$1,343,463	$(199,445)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$99,732	$(1,427)	$305,256	$(17,800)	$404,988	$(19,227)
Municipal securities	228,192	(14,473)	134,640	(29,353)	362,832	(43,826)
Agency mortgage-backed pass-through securities	95,291	(7,612)	199,836	(34,420)	295,127	(42,032)
Agency collateralized mortgage obligations	117,147	(14,426)	276,925	(53,204)	394,072	(67,630)
Corporate bonds and other	72,913	(5,704)	49,893	(7,684)	122,806	(13,388)
Total	$613,275	$(43,642)	$966,550	$(142,461)	$1,579,825	$(186,103)
During the nine months ended September 30, 2023, the Company had sales and calls of securities of $320.5 million of securities recording gross gains of $234 thousand. During the nine months ended September 30, 2022, the Company sold $12.1 million of securities recording a gross gain of $42 thousand on the sale of those securities. At September 30, 2023 and December 31, 2022, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.

The carrying value of pledged securities was $711.8 million at September 30, 2023 and $978.9 million at December 31, 2022. The majority of the securities in each case were pledged to collateralize public fund deposits.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and are segregated by class of loan as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$1,474,600	$1,455,795
Paycheck Protection Program (PPP)	5,968	13,226
Real estate:
Commercial real estate (including multi-family residential)	4,076,606	3,931,480
Commercial real estate construction and land development	1,078,265	1,037,678
1-4 family residential (including home equity)	1,024,945	1,000,956
Residential construction	289,553	268,150
Consumer and other	54,591	47,466
Total loans	8,004,528	7,754,751
Allowance for credit losses on loans	(93,575)	(93,180)
Loans, net	$7,910,953	$7,661,571
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $36.4 million and $34.1 million as of September 30, 2023 and December 31, 2022, respectively, due to immateriality.

	September 30, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$3,535	$—	$3,535	$14,971	$1,456,094	$1,474,600
Paycheck Protection Program (PPP)	85	—	85	20	5,863	5,968
Real estate:
Commercial real estate (including multi-family residential)	19,649	—	19,649	13,563	4,043,394	4,076,606
Commercial real estate construction and land development	4,405	—	4,405	170	1,073,690	1,078,265
1-4 family residential (including home equity)	4,742	—	4,742	8,442	1,011,761	1,024,945
Residential construction	3,389	—	3,389	635	285,529	289,553
Consumer and other	215	—	215	490	53,886	54,591
Total loans	$36,020	$—	$36,020	$38,291	$7,930,217	$8,004,528

	December 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,591	$—	$1,591	$25,297	$1,428,907	$1,455,795
Paycheck Protection Program (PPP)	517	—	517	105	12,604	13,226
Real estate:
Commercial real estate (including multi-family residential)	3,222	—	3,222	9,970	3,918,288	3,931,480
Commercial real estate construction and land development	851	—	851	—	1,036,827	1,037,678
1-4 family residential (including home equity)	3,385	—	3,385	9,404	988,167	1,000,956
Residential construction	—	—	—	—	268,150	268,150
Consumer and other	192	—	192	272	47,002	47,466
Total loans	$9,758	$—	$9,758	$45,048	$7,699,945	$7,754,751
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

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2023 and December 31, 2022:

	September 30, 2023									December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial and industrial
Pass	$249,626	$299,874	$194,032	$47,217	$31,150	$23,062	$528,399	$63,180	$1,436,540	$1,400,191
Special Mention	2,786	403	508	438	861	—	3,054	102	8,152	18,982
Substandard	1,250	3,925	9,303	1,140	12,131	281	1,057	771	29,858	36,568
Doubtful	—	50	—	—	—	—	—	—	50	54
Total commercial and industrial loans	$253,662	$304,252	$203,843	$48,795	$44,142	$23,343	$532,510	$64,053	$1,474,600	$1,455,795

Current period gross charge-offs	$—	$130	$4,264	$456	$129	$—	$4,143	$531	$9,653

Paycheck Protection Program (PPP)
Pass	$—	$—	$3,218	$2,750	$—	$—	$—	$—	$5,968	$13,226
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$3,218	$2,750	$—	$—	$—	$—	$5,968	$13,226

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$366,601	$1,327,957	$863,078	$467,867	$348,105	$480,980	$128,848	$11,052	$3,994,488	$3,844,951
Special Mention	934	508	7,756	8,409	1,716	12,414	305	—	32,042	18,183
Substandard	3,906	5,050	16,003	6,832	5,009	12,890	286	100	50,076	68,346
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$371,441	$1,333,515	$886,837	$483,108	354830	$506,284	$129,439	$11,152	$4,076,606	$3,931,480

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction and land development
Pass	$211,096	$518,943	$227,438	$29,351	$9,689	$6,189	$58,463	$693	$1,061,862	$1,025,141
Special Mention	—	2,222	2,062	139	—	202	—	—	4,625	832
Substandard	22	1,016	10,406	88	80	17	—	149	11,778	11,705
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$211,118	$522,181	$239,906	$29,578	$9,769	$6,408	$58,463	$842	$1,078,265	$1,037,678

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023									December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2023	2022	2021	2020	2019	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$132,680	$252,160	$224,562	$116,514	$72,701	$90,921	$94,320	$10,248	$994,106	$969,396
Special Mention	499	569	—	1,996	333	195	98	—	3,690	3,714
Substandard	1,940	2,399	3,103	1,468	3,893	4,493	7,071	2,782	27,149	27,846
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$135,119	$255,128	$227,665	$119,978	$76,927	$95,609	$101,489	$13,030	$1,024,945	$1,000,956

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Residential construction
Pass	$116,508	$136,500	$6,341	$4,117	$658	$499	$21,710	$—	$286,333	$266,943
Special Mention	—	634	—	—	—	—	—	—	634	421
Substandard	—	635	1,951	—	—	—	—	—	2,586	786
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$116,508	$137,769	$8,292	$4,117	$658	$499	$21,710	$—	$289,553	$268,150

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$23,489	$9,146	$4,130	$2,005	$676	$465	$13,192	$901	$54,004	$47,062
Special Mention	—	26	—	—	—	—	45	—	71	43
Substandard	—	312	35	—	56	5	4	104	516	361
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$23,489	$9,484	$4,165	$2,005	$732	$470	$13,241	$1,005	$54,591	$47,466

Current period gross charge-offs	$—	$44	$—	$—	$—	$—	$1	$—	$45

Total loans
Pass	$1,100,000	$2,544,580	$1,522,799	$669,821	$462,979	$602,116	$844,932	$86,074	$7,833,301	$7,566,910
Special Mention	4,219	4,362	10,326	10,982	2,910	12,811	3,502	102	49,214	42,175
Substandard	7,118	13,337	40,801	9,528	21,169	17,686	8,418	3,906	121,963	145,612
Doubtful	—	50	—	—	—	—	—	—	50	54
Total loans	$1,111,337	$2,562,329	$1,573,926	$690,331	$487,058	$632,613	$856,852	$90,082	$8,004,528	$7,754,751

Current period gross charge-offs	$—	$174	$4,264	$456	$129	$23	$4,144	$531	$9,721

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and nine months ended September 30, 2023 and 2022:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance June 30, 2023	$38,505	$—	$38,963	$14,500	$4,757	$3,080	$390	$100,195
Provision for credit losses on loans	2,173	—	58	(791)	34	(221)	243	1,496
Charge-offs	(8,169)	—	—	—	—	—	(7)	(8,176)
Recoveries	55	—	2	—	—	—	3	60
Net charge-offs	(8,114)	—	2	—	—	—	(4)	(8,116)
Balance September 30, 2023	$32,564	$—	$39,023	$13,709	$4,791	$2,859	$629	$93,575
Nine Months Ended
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	(143)	—	6,037	(412)	2,096	1,063	298	8,939
Charge-offs	(9,653)	—	—	—	(23)	—	(45)	(9,721)
Recoveries	1,124	—	16	—	9	—	28	1,177
Net charge-offs	(8,529)	—	16	—	(14)	—	(17)	(8,544)
Balance September 30, 2023	$32,564	$—	$39,023	$13,709	$4,791	$2,859	$629	$93,575
Three Months Ended
Balance June 30, 2022	$16,701	$—	$24,000	$7,399	$1,036	$1,048	$58	$50,242
Provision for credit losses on loans	(1,091)	—	1,606	952	(9)	188	14	1,660
Charge-offs	(2)	—	(56)	—	—	—	(17)	(75)
Recoveries	319	—	—	—	—	—	1	320
Net recoveries	317	—	(56)	—	—	—	(16)	245
Balance September 30, 2022	$15,927	$—	$25,550	$8,351	$1,027	$1,236	$56	$52,147
Nine Months Ended
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Provision for credit losses on loans	(464)	—	2,740	2,096	180	261	37	4,850
Charge-offs	(958)	—	(383)	(63)	—	—	(65)	(1,469)
Recoveries	720	—	50	55	—	—	1	826
Net charge-offs	(238)	—	(333)	(8)	—	—	(64)	(643)
Balance September 30, 2022	$15,927	$—	$25,550	$8,351	$1,027	$1,236	$56	$52,147
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of September 30, 2023 and December 31, 2022 was $10.9 million and $12.0 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded an $818 thousand provision on unfunded commitments during the three months ended September 30, 2023 compared to $302 thousand for the three months ended September 30, 2022 and recorded a $1.0 million reversal of provision on unfunded commitments for the nine months ended September 30, 2023 compared to a provision of $1.1 million for the nine months ended September 30, 2022.

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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$7,476	$—	$7,476
Real estate:
Commercial real estate (including multi-family residential)	3,411	—	—	3,411
Commercial real estate construction and land development		—	—	—
1-4 family residential (including home equity)	—	—	—	—
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,411	$7,476	$—	$10,887

	December 31, 2022
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18,411	$30	$18,441
Real estate:
Commercial real estate (including multi-family residential)	1,612	—	—	1,612
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,478	—	—	3,478
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$5,090	$18,411	$30	$23,531
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$10,337	$4,634	$14,971
Paycheck Protection Program (PPP)	20	—	20
Real estate:
Commercial real estate (including multi-family residential)	10,820	2,743	13,563
Commercial real estate construction and land development	170	—	170
1-4 family residential (including home equity)	6,849	1,593	8,442
Residential construction	635	—	635
Consumer and other	81	409	490
Total loans	$28,912	$9,379	$38,291

	December 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,776	$22,521	$25,297
Paycheck Protection Program (PPP)	105	—	105
Real estate:
Commercial real estate (including multi-family residential)	8,704	1,266	9,970
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	4,856	4,548	9,404
Residential construction	—	—	—
Consumer and other	94	178	272
Total loans	$16,535	$28,513	$45,048
Loan Modifications and Troubled Debt Restructurings
Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on troubled debt restructurings ("TDRs") under the previous disclosure requirements. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at September 30, 2023.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	1,890	—	—	—	—	1,890
Commercial real estate construction and land development	—		—	—	—	—	—
1-4 family residential (including home equity)	—	322	99	—	—	71	492
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$2,212	$—	$—	$—	$71	$2,382

	Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$89	$2,185	$—	$—	$—	$260	$2,534
Real estate:
Commercial real estate (including multi-family residential)	—	2,670	—	—	—	1,703	4,373
Commercial real estate construction and land development	—	6,850	—	—	—	—	6,850
1-4 family residential (including home equity)	—	1,037	99	—	—	71	1,207
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	94	—	—	—	—	94
Total	$89	$12,836	$99	$—	$—	$2,034	$15,058

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
		(months)		(months)
Commercial and industrial	—%	—	2.0%	12
Real estate:
Commercial real estate (including multi-family residential)	—%	6	—%	9
Commercial real estate construction and land development	—%	—	—%	12
1-4 family residential (including home equity)	1.5%	24	1.5%	16
Residential construction	—%	—	—%	—
Consumer and other	—%	—	—%	7

The following table summarizes loans that had a payment default within the past twelve months that were modified due to the borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness
	(In thousands)
Commercial and industrial	$89	$670	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	—	715	99	—
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
	$89	$1,385	$99	$—
The following table presents information regarding loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Number of Contracts	Pre-modifications of Outstanding Recorded Investment	Post-modifications of Outstanding Recorded Investment	Number of Contracts	Pre-modifications of Outstanding Recorded Investment	Post-modifications of Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and industrial	1	$224	$224	4	$768	$768
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	4	1,207	1,207
Consumer and other	1	45	45	1	45	45
Total	2	$269	$269	9	$2,020	$2,020
Troubled debt restructurings resulted in no charge-offs during the nine months ended September 30, 2022. There were no loans modified under a trouble debt restructuring during the previous twelve-month period that subsequently defaulted during the nine-month period ended September 30, 2022. Default is determined to at 90 or more days past due. The trouble debt restructurings related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans during the nine months ended September 30, 2022. There were no commitments to lend additional amounts to borrowers with trouble debt restructured loans for the three and nine months ended September 30, 2022.
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

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2023 and 2022.

At September 30, 2023, the Company had 31 leases consisting of branch locations and office space. On the September 30, 2023 balance sheet, the right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. All leases were classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The depreciable life of leased assets are limited by the expected lease term.
Supplemental lease information at the dates indicated is as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$20,483	$23,538
Operating lease liability classified as other liabilities	$20,225	$23,136
Weighted average lease term, in years	7.91	8.18
Weighted average discount rate	4.14%	4.00%
Lease costs for the dates indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Income Statement:
Operating lease cost	$1,885	$836	$5,280	$2,559
Short-term lease cost	8	—	21	—
Total operating lease costs	$1,893	$836	$5,301	$2,559
A maturity analysis of the Company’s lease liabilities is as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Lease payments due:
Within one year	$1,171	$4,634
After one but within two years	4,137	4,121
After two but within three years	3,681	3,684
After three but within four years	3,125	3,132
After four but within five years	2,914	2,918
After five years	9,279	9,303
Total lease payments	24,307	27,792
Less: discount on cash flows	4,082	4,656
Total lease liability	$20,225	$23,136

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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet are as follows:

	September 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$302,272	$302,272	$—	$—	$302,272
Available for sale securities	1,414,952	—	1,414,952	—	1,414,952
Loans held for investment, net of allowance	7,910,953	—	—	7,615,073	7,615,073
Accrued interest receivable	43,536	176	6,947	36,413	43,536
Financial liabilities
Deposits	$8,686,621	$—	$8,677,026	$—	$8,677,026
Accrued interest payable	7,612	—	7,612	—	7,612
Borrowed funds	323,981	—	323,998	—	323,998
Subordinated debt	109,665	—	107,469	—	107,469

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$371,705	$371,705	$—	$—	$371,705
Available for sale securities	1,807,586	—	1,807,586	—	1,807,586
Loans held for investment, net of allowance	7,661,571	—	—	7,555,602	7,555,602
Accrued interest receivable	44,743	25	10,585	34,133	44,743
Financial liabilities
Deposits	$9,267,632	$—	$9,256,141	$—	$9,256,141
Accrued interest payable	2,098	—	2,098	—	2,098
Borrowed funds	63,925	—	63,999	—	63,999
Subordinated debt	109,367	—	107,910	—	107,910
The following tables present fair values for assets and liabilities measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$393,408	$—	$393,408
Municipal securities	—	219,116	—	219,116
Agency mortgage-backed pass-through securities	—	328,194	—	328,194
Agency collateralized mortgage obligations	—	365,878	—	365,878
Corporate bonds and other	—	108,356	—	108,356
Interest rate swaps	—	—	10,218	10,218
Credit risk participation agreements	—	—	10	10
Total fair value of financial assets	$—	$1,414,952	$10,228	$1,425,180
Financial liabilities
Interest rate swaps	$—	$—	$10,218	$10,218
Total fair value of financial liabilities	$—	$—	$10,218	$10,218

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$414,280	$—	$414,280
Municipal securities	—	540,569	—	540,569
Agency mortgage-backed pass-through securities	—	328,801	—	328,801
Agency collateralized mortgage obligations	—	394,130	—	394,130
Corporate bonds and other	—	129,806	—	129,806
Interest rate swaps	—	—	9,263	9,263
Credit risk participation agreements	—	—	27	27
Total fair value of financial assets	$—	$1,807,586	$9,290	$1,816,876
Financial liabilities
Interest rate swaps	$—	$—	$9,263	$9,263
Total fair value of financial liabilities	$—	$—	$9,263	$9,263
There were no transfers between levels during the nine months ended September 30, 2023 or 2022.
Assets measured at fair value on a nonrecurring basis are summarized in the table below. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$13,830
Commercial real estate (including multi-family residential)	—	—	7,706
Commercial real estate construction and land development	—	—	6,654
1-4 family residential (including home equity)	—	—	2,776
Consumer and other	—	—	88
Branch assets held for sale	5,852	—	—
	$5,852	$—	$31,054

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$21,948
Commercial real estate (including multi-family residential)	—	—	11,566
1-4 family residential (including home equity)	—	—	2,883
Branch assets held for sale	5,165	—	—
	$5,165	$—	$36,397
Branch assets held for sale include banking centers that have closed and are for sale.

8. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 thousand at September 30, 2023 and December 31, 2022 were $560.2 million and $432.9 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (in thousands):

Within one year	$1,399,265
After one but within two years	85,040
Over three years	19,586
Total	$1,503,891
The Company had $579.0 million and $72.5 million of brokered deposits as of September 30, 2023 and December 31, 2022, respectively. There were no concentrations of deposits with any one depositor at September 30, 2023 and December 31, 2022.
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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2023, management determined there was no such deterioration.

At September 30, 2023 and December 31, 2022, the Company had 15 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At September 30, 2023 and December 31, 2022, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of September 30, 2023 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$110,946	$9,758	3.25% - 6.25%	SOFR CME 1M + 2.50% - 3.00%	4.74
Financial institutions	Other assets	4,940	460	4.99%	U.S. Prime	4.21
Customers	Other liabilities	4,940	(460)	4.99%	U.S. Prime	4.21
Customers	Other liabilities	110,946	(9,758)	3.25% - 6.25%	SOFR CME 1M + 2.50% - 3.00%	4.74
Credit risk participations:
Financial institutions	Other assets	20,958	10	3.50% - 5.40%	SOFR CME 1M + 2.50%	7.58

Derivative instruments not designated as hedges outstanding as of December 31, 2022 were as follows (dollars in thousands):

						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$109,242	$8,856	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	5.49
Financial institutions	Other assets	5,029	407	4.99%	U.S. Prime	4.96
Customers	Other liabilities	5,029	(407)	4.99%	U.S. Prime	4.96
Customers	Other liabilities	109,242	(8,856)	3.25% - 5.58%	SOFR CME 1M + 2.50%	5.49
Credit risk participations:
Financial institutions	Other assets	13,028	2	3.50%	LIBOR 1M + 2.50%	7.24
Financial institutions	Other assets	8,485	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	9.97
10. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2023, the Company had a total borrowing capacity with the FHLB of $3.82 billion, of which $2.28 billion was available and $1.54 billion was outstanding in/through FHLB advances and letters of credit. There were $324.0 million of FHLB short-term advances outstanding at September 30, 2023 at a weighted-average rate of 5.62%. Letters of credit were $1.22 billion at September 30, 2023, of which $50.8 million will expire during the remaining months of 2023, $72.8 million will expire in 2024, $494.5 million will expire in 2025, $57.3 million will expire in 2026, $448.0 million will expire in 2027, $40.0 million will expire in 2028, $27.0 million will expire in 2029 and $30.0 million will expire in 2031.
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the Loan Agreement, that provides for a $75.0 million revolving line of credit. At September 30, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of September 30, 2023, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3-Month SOFR + 3.26%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3-Month SOFR + 2.06%	3,609	July 7, 2035
				$11,341

(1)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. As of December 15, 2022, the Bank Notes bore a floating rate of interest equal to 3-Month LIBOR plus 3.03%, which transitioned to 3-Month SOFR plus a comparable spread adjustment immediately after June 30, 2023, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for Tier 2 capital treatment at September 30, 2023.

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current 3-Month SOFR, plus 3.13%, which transitioned from LIBOR immediately after June 30, 2023, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
12. INCOME TAXES
The amount of the Company’s federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income tax expense	$7,445	$3,406	$24,825	$11,310
Effective income tax rate	19.4%	19.3%	19.4%	18.6%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three or nine months ended September 30, 2023.
13. STOCK BASED COMPENSATION
In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan (the “2022 Plan”) approved by the Company’s shareholders at the special meeting of shareholders on May 23, 2022 became effective. Under the 2022 Plan, the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at September 30, 2023 were issued under the 2022 Plan. At September 30, 2023, there were 1,017,319 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $2.8 million and $969 thousand for the three months ended September 30, 2023 and 2022, respectively, and $8.2 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock Options
Stock options outstanding at September 30, 2023, were issued prior to the Merger under three equity compensation plans (1) the Allegiance 2015 Stock Awards and Incentive Plan, (2) the Allegiance 2019 Amended and Restated Stock Awards and Incentive Plan and (3) the CBTX 2014 Stock Option Plan. No additional shares may be issued under these compensation plans.
No options to purchase Company stock were granted during the nine months ended September 30, 2023. Options are exercisable for up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement generally vest three to four years after the date of grant. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

A summary of the activity in the stock option plans during the nine months ended September 30, 2023 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(Dollars in thousands)
Options outstanding, January 1, 2023	368	$17.89	2.72	$4,256
Options granted	—	—
Options exercised	(49)	14.19
Options forfeited	(36)	20.67
Options outstanding, September 30, 2023	283	$18.18	2.17	$1,036
Options vested and exercisable, September 30, 2023	283	$18.18	2.17	$1,036
Restricted Stock Awards
The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant, which is the closing price of the Company’s common stock on the day before the grant date. The shares of restricted stock granted during 2023 generally vest over a period of two or three years from the date of grant and the Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
Shares of restricted stock are considered outstanding at the date of issuance as the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock awards vest and any dividends with respect to the restricted stock awards are subject to the same restrictions, including the risk of forfeiture.
A summary of the activity of the nonvested shares of restricted stock during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2023	501	$32.84
Share awards granted	262	25.67
Share awards vested	(14)	25.99
Unvested share awards forfeited or cancelled	(64)	31.03
Nonvested share awards outstanding, September 30, 2023	685	30.41
As of September 30, 2023, there was $13.1 million of total unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted-average period of 1.70 years.
Performance Share Awards ("PSAs")
PSAs are generally earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Company common stock following a one-year service period. There were 119,845 PSAs awarded during the nine months ended September 30, 2023. The grant date fair value of the PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At September 30, 2023, there was $2.0 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit(1)	$432,498	$1,454,648	$673,098	$1,686,627
Standby letters of credit	14,507	23,249	10,310	25,190
Total	$447,005	$1,477,897	$683,408	$1,711,817
1)    At September 30, 2023 and December 31, 2022, the Company had FHLB Letters of Credit in the amount of $1.22 billion and $1.08 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 10 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or fewer. As of September 30, 2023, the fixed rate loan commitments had interest rates ranging from 1.70% to 13.50% with a weighted average maturity and rate of 2.46 years and 6.28%, respectively.
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

15. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can cause regulators to initiate actions that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision's capital guideline for U.S. Banks (Basel III Rules) were fully phased in when the capital conservation buffer reached 2.5%. Management believes as of September 30, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of September 30, 2023 and December 31, 2022:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
September 30, 2023
Total Capital (to risk-weighted assets)	$1,201,404	13.42%	$716,402	8.00%	$940,278	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	997,556	11.14%	402,976	4.50%	626,852	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,007,454	11.25%	537,302	6.00%	761,177	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,007,454	9.82%	410,344	4.00%	410,344	4.00%	N/A	N/A
December 31, 2022
Total Capital (to risk-weighted assets)	$1,092,618	12.39%	$705,765	8.00%	$926,317	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	885,652	10.04%	396,993	4.50%	617,545	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	895,520	10.15%	529,324	6.00%	749,876	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	895,520	8.55%	418,720	4.00%	418,720	4.00%	N/A	N/A
STELLAR BANK
September 30, 2023
Total Capital (to risk-weighted assets)	$1,174,693	13.13%	$715,650	8.00%	$939,290	10.50%	$894,562	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,040,743	11.63%	402,553	4.50%	626,193	7.00%	581,465	6.50%
Tier 1 Capital (to risk-weighted assets)	1,040,743	11.63%	536,737	6.00%	760,378	8.50%	715,650	8.00%
Tier 1 Leverage (to average tangible assets)	1,040,743	10.15%	409,957	4.00%	409,957	4.00%	512,446	5.00%
December 31, 2022
Total Capital (to risk-weighted assets)	$1,059,313	12.02%	$705,120	8.00%	$925,470	10.50%	$881,400	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	921,714	10.46%	396,630	4.50%	616,980	7.00%	572,910	6.50%
Tier 1 Capital (to risk-weighted assets)	921,714	10.46%	528,840	6.00%	749,190	8.50%	705,120	8.00%
Tier 1 Leverage (to average tangible assets)	921,714	8.81%	418,388	4.00%	418,388	4.00%	522,984	5.00%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$30,908		$14,286		$103,231		$49,380
Basic:
Weighted average shares outstanding	53,313	$0.58	28,286	$0.51	53,211	$1.94	28,679	$1.72
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	67		244		89		222
Total	53,380	$0.58	28,530	$0.50	53,300	$1.94	28,901	$1.71

There were 28,372 and no antidilutive shares as of September 30, 2023 and 2022, respectively.
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
•general competitive, economic, political and market conditions and other factors that may affect future results of the Company including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth;
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
•acts of terrorism, an outbreak of hostilities, such as the conflicts in Ukraine or the Middle East, or other international or domestic calamities;
•the Company’s ability to maintain effective internal control over financial reporting;
•the cost and effects of cyber incidents or other failures, interruptions or security breaches of the Company's systems or those of the Company's customers or third-party providers;
•the failure of certain third- or fourth-party vendors to perform;
•the impact, extent and timing of technological changes;
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
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in our markets, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our markets and throughout the state of Texas.
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

Merger of Equals
Allegiance Bancshares, Inc. (“Allegiance”) merged with and into CBTX, Inc. (“CBTX”) with the surviving corporation renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock, par value of $1.00 per share, was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank merged with and into Allegiance Bank with Allegiance Bank as the surviving bank. Allegiance Bank changed its name to Stellar Bank on February 18, 2023 in connection with the operational conversion. After the Merger, Stellar became one of the largest banks based in Houston, Texas.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company. In addition, the assets and liabilities of CBTX have been recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events. During the third quarter of 2023, the Company completed the final tax returns related to CBTX's business and operations through September 30, 2022. After completion of these tax returns, the Company increased income tax balances and goodwill in the amount of $58 thousand which finalized all purchase accounting adjustments for the Merger.
The Company’s results of operations for the three and nine months ended September 30, 2022 reflect Allegiance results, while the results for the three and nine months ended September 30, 2023 set forth the results of operations for the Company. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company prior to the Merger have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Allegiance common stock in the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The Company bases its estimates of credit losses on three primary components: (1) estimates of expected losses that exist in various segments of performing loans over the remaining life of the loan portfolio using a reasonable and supportable economic forecast, (2) specifically identified losses in individually analyzed credits which are collateral-dependent, which generally include loans internally graded as impaired and purchased credit deteriorated (“PCD”) loans and (3) qualitative factors related to economic conditions, portfolio concentrations, regulatory policy updates, and other relevant factors that address estimates of expected losses not fully addressed based upon management’s judgment of portfolio conditions. One of the most significant judgments used in determining the allowance for credit losses is the reasonable and supportable economic forecast. Estimating the timing and amounts of future losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions. The processes we use to estimate expected credit losses, calculate our allowance for credit losses and measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions made by management. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected. Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.

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
The provision for credit losses for the three and nine months ended September 30, 2023 and 2022, primarily resulted from considerations of a less favorable outlook in the current and forecasted macroeconomic variables such as interest rates, GDP and unemployment as a result of the potential slowdown of economic activity impacted by the policies of the Board of Governors of the Federal Reserve System, among other factors.
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
Goodwill
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. During the third quarter of 2023, the Company completed the final tax returns related to CBTX's business and operations through September 30, 2022. After completion of these tax returns, the Company increased income tax balances and goodwill in the amount of $58 thousand which finalized all purchase accounting adjustments for the Merger.
Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. The impairment test compares the estimated fair value of each reporting unit with its net book value. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value and any impairment recognized.
During the nine months ended September 30, 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering event requiring an interim goodwill impairment quantitative analysis for third quarter 2023. The Company engaged an independent third-party service provider to assist management with the determination of the fair value of the Company as of September 30, 2023. A combination of a risk-weighted income valuation methodology, comprising a discounted cash flow analysis and a market valuation methodology, comprising the guideline public company method, was employed.

In performing the discount cash flow analysis, the Company utilized multi-year cash projections that rely on internal forecasts of loan and deposit growth, bond mix, financing composition, market pricing of securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations.

The discount rate was calculated as the cost of equity capital using the modified capital asset pricing model, which includes variables including the risk-free interest rate, beta, equity risk premium, size premium, and company-specific risk premium.

The market approach considers a combination of price to book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry in order to calculate the indicated value of the Company's equity on a control, marketable basis. The analysis resulted in the Company's fair value exceeding its carrying value resulting in no impairment charge for the period.
Significant judgment is necessary in the determination of the fair value of a reporting unit. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.

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
Results of Operations
Net income was $30.9 million, or $0.58 per diluted share, for the third quarter 2023 compared to $14.3 million, or $0.50 per diluted share, for the third quarter 2022. The increase in net income was primarily due to a $46.0 million increase in net interest income and a $1.7 million increase in noninterest income, partially offset by a $26.7 million increase in noninterest expense and a $4.0 million increase in the provision for income taxes, all primarily resulting from the Merger. Acquisition and merger-related expenses totaled $3.4 million for the third quarter of 2023 compared $10.6 million for the third quarter of 2022.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.14%, 8.34% and 63.50%, for the three months ended September 30, 2023, compared to 0.84%, 7.90% and 69.18%, for the three months ended September 30, 2022. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net income was $103.2 million, or $1.94 per diluted share, for the nine months ended September 30, 2023 compared to $49.4 million, or $1.71 per diluted share, for the nine months ended September 30, 2022. The increase in net income was primarily due to a $157.5 million increase in net interest income and a $8.0 million increase in noninterest income, partially offset by a $96.1 million increase in noninterest expense, a $2.0 million increase in the provision for credit losses and a $13.5 million increase in the provision for income taxes, all primarily resulting from the Merger. Acquisition and merger-related expenses totaled $12.5 million for the nine months ended September 30, 2023 compared to $12.7 million for the nine months ended September 30, 2022.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.28%, 9.52% and 61.02%, for the nine months ended September 30, 2023, compared to 0.94%, 8.74% and 63.62%, for the nine months ended September 30, 2022.
Net Interest Income
Three months ended September 30, 2023 compared with three months ended September 30, 2022. Net interest income before the provision for credit losses for the three months ended September 30, 2023 was $106.7 million compared with $60.7 million for the three months ended September 30, 2022, an increase of $46.0 million, or 75.8%, primarily due to the increase in average interest-earning assets and interest-bearing liabilities as a result of the Merger.
Interest income was $151.3 million for the three months ended September 30, 2023, an increase of $83.4 million, or 122.8%, compared with $67.9 million for the three months ended September 30, 2022, primarily due to the Merger as average interest-earning assets balances increased along with increased rates, higher-yielding loans and purchase accounting adjustments. Average interest-earning assets increased $3.37 billion, or 53.3%, for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to the increase in loans as a result of the Merger. Average loans to average interest earning assets increased to 82.9% for the three months ended September 30, 2023 compared to 70.4% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $12.4 million for the three months ended September 30, 2023.
Interest expense was $44.5 million for the three months ended September 30, 2023, an increase of $37.4 million, or 519.4%, compared with $7.2 million for the three months ended September 30, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.22% for the three months ended September 30, 2023 compared to 0.81% for the same period in 2022. Average interest-bearing liabilities increased $1.95 billion for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the Merger.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended September 30, 2023 was 4.37%, an increase of 52 basis points compared to 3.85% for the three months ended September 30, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the

Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 6.19% and the average rate paid on interest-bearing liabilities of 3.22% for the third quarter of 2023 increased by 193 basis points and 241 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended September 30, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$8,043,706	$138,948	6.85%	$4,456,174	$58,025	5.17%
Securities	1,471,916	9,930	2.68%	1,709,470	9,249	2.15%
Deposits in other financial institutions	181,931	2,391	5.21%	160,340	608	1.50%
Total interest-earning assets	9,697,553	$151,269	6.19%	6,325,984	$67,882	4.26%
Allowance for credit losses on loans	(99,892)			(50,609)
Noninterest-earning assets	1,143,634			442,511
Total assets	$10,741,295			$6,717,886

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,400,508	$10,415	2.95%	$978,531	$2,380	0.96%
Money market and savings deposits	2,166,610	13,142	2.41%	1,500,083	1,147	0.30%
Certificates and other time deposits	1,400,367	13,282	3.76%	877,231	1,664	0.75%
Borrowed funds	411,212	5,801	5.60%	68,752	499	2.88%
Subordinated debt	109,608	1,908	6.91%	109,177	1,502	5.46%
Total interest-bearing liabilities	5,488,305	$44,548	3.22%	3,533,774	$7,192	0.81%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,695,592			2,424,884
Other liabilities	86,389			41,792
Total liabilities	9,270,286			6,000,450
Shareholders' equity	1,471,009			717,436
Total liabilities and shareholders' equity	$10,741,295			$6,717,886

Net interest rate spread			2.97%			3.45%

Net interest income and margin(1)		$106,721	4.37%		$60,690	3.81%

Net interest income and margin (tax equivalent)(2)		$106,919	4.37%		$61,418	3.85%

Cost of funds			1.92%			0.48%
Cost of deposits			1.69%			0.36%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended September 30, 2023 and 2022.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022. Net interest income before the provision for credit losses for the nine months ended September 30, 2023 was $330.8 million, compared with $173.3 million for the nine months ended September 30, 2022, an increase of $157.5 million, or 90.9%, primarily due to the increase in average interest-earning assets and interest-bearing liabilities as a result of the Merger.
Interest income was $438.6 million for the nine months ended September 30, 2023, an increase of $247.6 million, or 129.6%, compared with $191.0 million for the nine months ended September 30, 2022, primarily due to the Merger as average interest-earning assets balances increased along with increased rates and an increase in higher-yielding loans. Average interest-earning assets increased $3.13 billion, or 47.4%, for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily due to the Merger. Average loans to average interest earning assets increased to 81.7% for the nine months ended September 30, 2023 compared to 65.6% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $35.1 million for the nine months ended September 30, 2023.
Interest expense was $107.8 million for the nine months ended September 30, 2023, an increase of $90.1 million, or 509.8%, compared with $17.7 million for the nine months ended September 30, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 268 basis points for the nine months ended September 30, 2023 compared to 62 basis points for the same period in 2022. Average interest-bearing liabilities increased $1.55 billion, or 40.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the Merger.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the nine months ended September 30, 2023 was 4.55%, an increase of 100 basis points compared to 3.55% for the nine months ended September 30, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 6.02% and the average rate paid on interest-bearing liabilities of 2.68% for the nine months ended September 30, 2023 increased by 215 basis points and 206 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the nine months ended September 30, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Loans	$7,957,911	$398,608	6.70%	$4,331,288	$164,230	5.07%
Securities	1,525,808	31,007	2.72%	1,774,149	24,970	1.88%
Deposits in other financial institutions	251,475	9,027	4.80%	498,456	1,825	0.49%
Total interest-earning assets	9,735,194	$438,642	6.02%	6,603,893	$191,025	3.87%
Allowance for credit losses on loans	(96,570)			(49,422)
Noninterest-earning assets	1,148,847			441,767
Total assets	$10,787,471			$6,996,238

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,478,547	$28,141	2.54%	$1,031,006	$3,856	0.50%
Money market and savings deposits	2,291,588	34,161	1.99%	1,549,969	2,877	0.25%
Certificates and other time deposits	1,164,572	26,211	3.01%	1,069,011	5,742	0.72%
Borrowed funds	333,220	13,653	5.48%	69,492	799	1.54%
Subordinated debt	109,508	5,647	6.89%	109,046	4,407	5.40%
Total interest-bearing liabilities	5,377,435	$107,813	2.68%	3,828,524	$17,681	0.62%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,878,760			2,373,489
Other liabilities	81,894			39,123
Total liabilities	9,338,089			6,241,136
Shareholders' equity	1,449,382			755,102
Total liabilities and shareholders' equity	$10,787,471			$6,996,238

Net interest rate spread			3.34%			3.25%

Net interest income and margin(1)		$330,829	4.54%		$173,344	3.51%

Net interest income and margin (tax equivalent)(2)		$331,549	4.55%		$175,578	3.55%

Cost of funds			1.56%			0.38%
Cost of deposits			1.34%			0.28%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the nine months ended September 30, 2023 and 2022.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$46,750	$34,173	$80,923	$137,664	$96,714	$234,378
Securities	(1,287)	1,968	681	(3,492)	9,529	6,037
Deposits in other financial institutions	82	1,701	1,783	(905)	8,107	7,202
Total increase in interest income	45,545	37,842	83,387	133,267	114,350	247,617

Interest-bearing Liabilities:
Interest-bearing demand deposits	1,021	7,014	8,035	1,674	22,611	24,285
Money market and savings deposits	504	11,491	11,995	1,387	29,897	31,284
Certificates and other time deposits	989	10,629	11,618	515	19,954	20,469
Borrowed funds	2,486	2,816	5,302	3,038	9,816	12,854
Subordinated debt	6	400	406	19	1,221	1,240
Total increase in interest expense	5,006	32,350	37,356	6,633	83,499	90,132
Increase in net interest income	$40,539	$5,492	$46,031	$126,634	$30,851	$157,485
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $2.3 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and a $7.9 million and $5.9 million provision for credit losses for the nine months ended September 30, 2023 and 2022, respectively. The provision for credit losses for the three and nine months ended September 30, 2023 and 2022, primarily resulted from considerations of a less favorable outlook in the current and forecasted macroeconomic variables such as interest rates, GDP and unemployment as a result of the potential slowdown of economic activity by the FED's tightening policy to control inflation, among other things.
We recorded net charge-offs of $8.1 million for the three months ended September 30, 2023 compared to net recoveries of $245 thousand during the three months ended September 30, 2022. Net charge-offs of $8.5 million were recorded for the nine months ended September 30, 2023 compared to net charge-offs of $643 thousand for the nine months ended September 30, 2022. The increase in charge-offs during 2023 was primarily due to a single commercial and industrial loan relationship that was placed on nonaccrual status at December 31, 2022 and had an allowance for credit losses of $5.1 million at June 30, 2023. During the third quarter 2023, the borrower’s financial condition further deteriorated, which prompted the charge-off of $8.0 million on the loan relationship.
Noninterest Income
Our primary sources of noninterest income are debit card and ATM income, service charges on deposit accounts, income earned on bank-owned life insurance and nonsufficient funds ("NSF") and overdraft charges. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Three months ended September 30, 2023 compared with three months ended September 30, 2022. Noninterest income totaled $4.7 million for the three months ended September 30, 2023 compared with $3.0 million for the same period in 2022, an increase of $1.7 million, or 56.8%, primarily due to increased debt card and ATM income and service charges due to increased scale as a result of the Merger partially offset by the impact of the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Durbin Amendment") along with a decision made by the Company to no longer charge NSF fees.
Nine months ended September 30, 2023 compared with nine months ended September 30, 2022. Noninterest income totaled $17.7 million for the nine months ended September 30, 2023 compared with $9.7 million for the same period in 2022, an increase of $8.0 million, or 81.9%, primarily due to increased debt card and ATM income and service charges due to increased scale as a result of the Merger partially offset by the impact of the Durbin Amendment along with a decision made by the Company to no longer charge NSF fees.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
	(In thousands)
Nonsufficient funds and overdraft charges	$291	$145	$146	$1,115	$387	$728
Service charges on deposit accounts	1,329	527	802	3,429	1,614	1,815
Gain (loss) on sale of assets	—	42	(42)	192	25	167
Bank-owned life insurance income	551	135	416	1,605	610	995
Debit card and ATM income	935	869	66	4,454	2,568	1,886
Other(1)	1,589	1,277	312	6,881	4,513	2,368
Total noninterest income	$4,695	$2,995	$1,700	$17,676	$9,717	$7,959
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended September 30, 2023 compared with three months ended September 30, 2022. Noninterest expense was $70.7 million for the three months ended September 30, 2023 compared to $44.0 million for the three months ended September 30, 2022, an increase of $26.7 million, or 60.7%, primarily due to increased salaries and employee benefits, amortization of intangibles, data processing and software amortization, net occupancy and equipment and acquisition and merger-related costs.
Nine months ended September 30, 2023 compared with nine months ended September 30, 2022. Noninterest expense was $212.6 million for the nine months ended September 30, 2023 compared to $116.5 million for the nine months ended September 30, 2022, an increase of $96.1 million, or 82.5%, primarily due to increased salaries and employee benefits, amortization of intangibles, data processing and software amortization and net occupancy and equipment.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
	(In thousands)
Salaries and employee benefits(1)	$39,495	$22,013	$17,482	$116,570	$66,605	$49,965
Net occupancy and equipment	4,455	2,129	2,326	12,360	6,554	5,806
Depreciation	1,952	1,003	949	5,629	3,048	2,581
Data processing and software amortization	4,798	2,541	2,257	14,526	7,561	6,965
Professional fees	997	485	512	4,088	1,285	2,803
Regulatory assessments and FDIC insurance	1,814	1,134	680	5,863	3,651	2,212
Amortization of intangibles	6,876	750	6,126	20,636	2,252	18,384
Communications	663	359	304	2,053	1,063	990
Advertising	877	385	492	2,623	1,330	1,293
Acquisition and merger-related expenses	3,421	10,551	(7,130)	12,483	12,669	(186)
Other	5,400	2,681	2,719	15,722	10,434	5,288
Total noninterest expense	$70,748	$44,031	$26,717	$212,553	$116,452	$96,101
(1)Total salaries and employee benefits includes $2.8 million and $969 thousand for the three months ended September 30, 2023 and 2022 and $8.2 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits increased $17.5 million, or 79.4%, for the three months ended September 30, 2023 and $50.0 million, or 75.0% for the nine months ended September 30, 2023, compared to the same periods in 2022 primarily due to the Merger.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $3.4 million and $12.5 million incurred during the three and nine months ended September 30, 2023, respectively, were primarily related to compensation and legal and advisory fees associated with the Merger.
Amortization of intangibles. Amortization of intangibles increased $6.1 million for the three months ended September 30, 2023 and $18.4 million for the nine months ended September 30, 2023 compared to the same periods in 2022 due the $138.2 million core deposit intangible created as a result of the Merger.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.50% for the three months ended September 30, 2023 compared to 69.18% for the three months ended September 30, 2022 and 61.02% for the nine months ended September 30, 2023 compared to 63.62% for the nine months ended September 30, 2022, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.

Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $4.0 million for the three months ended September 30, 2023 and $13.5 million for the nine months ended September 30, 2023 compared with the same periods in 2022 primarily due to the increase in pre-tax net income. Our effective tax rate was 19.4% and 19.3% for the three months ended September 30, 2023 and 2022 and 19.4% and 18.6% for the nine months ended September 30, 2023 and 2022, respectively.
Financial Condition
Loan Portfolio
At September 30, 2023, total loans were $8.00 billion, an increase of $249.8 million, or 3.2%, compared with December 31, 2022, primarily due to organic growth within our loan portfolio during the nine months ended September 30, 2023. Total loans as a percentage of deposits were 92.1% and 83.7% as of September 30, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 75.1% and 71.1% as of September 30, 2023 and December 31, 2022, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,474,600	18.4%	$1,455,795	18.8%
Paycheck Protection Program (PPP)	5,968	0.1%	13,226	0.2%
Real estate:
Commercial real estate (including multi-family residential)	4,076,606	50.9%	3,931,480	50.7%
Commercial real estate construction and land development	1,078,265	13.5%	1,037,678	13.4%
1-4 family residential (including home equity)	1,024,945	12.8%	1,000,956	12.9%
Residential construction	289,553	3.6%	268,150	3.4%
Consumer and other	54,591	0.7%	47,466	0.6%
Total loans	8,004,528	100.0%	7,754,751	100.0%
Allowance for credit losses on loans	(93,575)		(93,180)
Loans, net	$7,910,953		$7,661,571
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
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $18.8 million, or 1.3%, to $1.47 billion as of September 30, 2023 from $1.46 billion as of December 31, 2022.

Paycheck Protection Program (PPP). The balance of PPP loans decreased $7.3 million to $6.0 million as of September 30, 2023 from $13.2 million as of December 31, 2022 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of September 30, 2023 and December 31, 2022, 46.4% and 45.3%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $145.1 million, or 3.7%, to $4.08 billion as of September 30, 2023 from $3.93 billion as of December 31, 2022, primarily as a result of organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans as of September 30, 2023 decreased to $453.3 million from $471.6 million as of December 31, 2022. We had 233 multi-family loans with an average loan size of $2.1 million as of September 30, 2023.
As of September 30, 2023, the Company’s commercial real estate (including multi-family residential) loan portfolio included $313.7 million of multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $287.3 million as of December 31, 2022.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of September 30, 2023 and December 31, 2022, 29.6% and 18.2%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans increased $40.6 million, or 3.9%, to $1.08 billion as of September 30, 2023 compared to $1.04 billion as of December 31, 2022.
As of September 30, 2023, the Company’s commercial real estate construction and land development portfolio included $157.3 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $79.7 million as of December 31, 2022.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $24.0 million, or 2.4%, to $1.02 billion as of September 30, 2023 from $1.00 billion as of December 31, 2022.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio increased $21.4 million, or 8.0%, to $289.6 million as of September 30, 2023 from $268.2 million as of December 31, 2022.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $7.1 million, or 15.0%, to $54.6 million as of September 30, 2023 from $47.5 million as of December 31, 2022.

Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $38.3 million, or 0.48% of total assets, at September 30, 2023 compared to $45.0 million, or 0.41% of total assets, at December 31, 2022. The following table presents information regarding nonperforming assets as of the dates indicated.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$14,971	$25,297
Paycheck Protection Program (PPP)	20	105
Real estate:
Commercial real estate (including multi-family residential)	13,563	9,970
Commercial real estate construction and land development	170	—
1-4 family residential (including home equity)	8,442	9,404
Residential construction	635	—
Consumer and other	490	272
Total nonaccrual loans	38,291	45,048
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	38,291	45,048
Other real estate	—	—
Total nonperforming assets	$38,291	$45,048
Modified/restructured loans(1)	$13,321	$35,425
Nonperforming assets to total assets	0.36%	0.41%
Nonperforming loans to total loans	0.48%	0.58%
(1)On January 1, 2023, the Company adopted ASU 2022-02, which replaced the troubled debt restructuring classification with a modified loan classification that is assessed in a different manner. Modified/restructured loans represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
Nonaccrual loans consisted of 111 separate credits at September 30, 2023 compared to 96 separate credits at December 31, 2022.
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with ASC 326, that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Significant Accounting and Reporting Policies and Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At September 30, 2023, our allowance for credit losses on loans was $93.6 million, or 1.17% of total loans, compared with $93.2 million, or 1.20% of total loans, as of December 31, 2022. The increase in the allowance for credit losses on loans during the first nine months of 2023 primarily resulted from changes to the qualitative factors within the allowance for credit losses model, among other things. The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	September 30,
	2023	2022
	(Dollars in thousands)
Average loans outstanding	$7,957,911	$4,331,288
Gross loans outstanding at end of period	8,004,528	4,591,912
Allowance for credit losses on loans at beginning of period	93,180	47,940
Provision for credit losses on loans	8,939	4,850
Charge-offs:
Commercial and industrial loans	(9,653)	(958)
Real estate:
Commercial real estate (including multi-family residential)	—	(383)
Commercial real estate construction and land development	—	(63)
1-4 family residential (including home equity)	(23)	—
Consumer and other	(45)	(65)
Total charge-offs for all loan types	(9,721)	(1,469)
Recoveries:
Commercial and industrial loans	1,124	720
Real estate:
Commercial real estate (including multi-family residential)	16	50
Commercial real estate construction and land development	—	55
1-4 family residential (including home equity)	9	—
Consumer and other	28	1
Total recoveries for all loan types	1,177	826
Net charge-offs	(8,544)	(643)
Allowance for credit losses on loans at end of period	$93,575	$52,147
Allowance for credit losses on loans to total loans	1.17%	1.14%
Net charge-offs to average loans(1)	0.14%	0.02%
Allowance for credit losses on loans to nonperforming loans	244.38%	241.97%
(1)Interim periods annualized.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At September 30, 2023, our allowance for credit losses on unfunded commitments was $10.9 million compared to $12.0 million at December 31, 2022.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of September 30, 2023, the carrying amount of investment securities totaled $1.41 billion, a decrease of $392.6 million, or 21.7%, compared with $1.81 billion as of December 31, 2022. Securities represented 13.3% and 16.6% of total assets as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$409,152	$129	$(15,873)	$393,408
Municipal securities	258,901	545	(40,330)	219,116
Agency mortgage-backed pass-through securities	378,573	22	(50,401)	328,194
Agency collateralized mortgage obligations	444,234	—	(78,356)	365,878
Corporate bonds and other	122,812	29	(14,485)	108,356
Total	$1,613,672	$725	$(199,445)	$1,414,952

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326, “Financial Instruments – Credit Losses.” See Note 4 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income

The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the table below, municipal securities are calculated on a tax equivalent basis.

	September 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,493	0.55%	$178,697	0.92%	$8,191	4.82%	$145,771	4.83%	$409,152	2.47%
Municipal securities	—	0.00%	3,821	4.46%	70,471	2.82%	184,609	2.79%	258,901	2.81%
Agency mortgage-backed pass-through securities	635	2.35%	14,555	3.93%	13,012	4.26%	350,371	3.04%	378,573	3.12%
Agency collateralized mortgage obligations	—	0.00%	17,230	2.80%	7,916	2.68%	419,088	1.55%	444,234	1.62%
Corporate bonds and other	1,070	7.37%	3,000	6.20%	62,963	5.17%	55,779	2.94%	122,812	5.07%
Total	$78,198	0.65%	$217,303	1.42%	$162,553	4.11%	$1,155,618	2.78%	$1,613,672	2.63%

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,438	0.54%	$173,380	0.92%	$16,081	4.96%	$167,518	4.92%	$433,417	2.55%
Municipal securities	—	0.00%	21,195	3.45%	93,313	2.93%	465,568	3.39%	580,076	3.31%
Agency mortgage-backed pass-through securities	1	3.21%	14,112	4.02%	11,201	4.53%	345,157	2.94%	370,471	3.03%
Agency collateralized mortgage obligations	—	0.00%	17,291	2.80%	8,008	2.70%	436,461	1.78%	461,760	1.83%
Corporate bonds and other	1,050	1.25%	4,000	6.20%	64,176	4.64%	73,966	2.68%	143,192	3.66%
Total	$77,489	0.55%	$229,978	1.58%	$192,779	3.75%	$1,488,670	2.95%	$1,988,916	2.78%
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
As of September 30, 2023 and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.72% during the nine months ended September 30, 2023 compared with 1.88% for the nine months ended September 30, 2022. The increase in average yield during 2023 compared to the same period in 2022 was primarily due to the mix of higher-yielding securities within the portfolio.
Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million as of both September 30, 2023 and December 31, 2022. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of September 30, 2023 was $122.9 million and $143.5 million as of December 31, 2022. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at September 30, 2023 were $8.69 billion, a decrease of $581.0 million, or 6.3%, compared with $9.27 billion at December 31, 2022 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at September 30, 2023 were $3.66 billion, a decrease of $573.9 million, or 13.6%, compared with $4.23 billion at December 31, 2022. Interest-bearing deposits at September 30, 2023 were $5.03 billion, a decrease of $7.1 million, or 0.1%, compared with $5.04 billion at December 31, 2022. Estimated uninsured deposits totaled $4.73 billion and estimated uninsured deposits net of collateralized deposits of $865.7 million were $3.86 billion, or 44.5%, of total deposits at September 30, 2023.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity:

September 30, 2023
(In thousands)
Three months or less	$174,313
Over three months through six months	208,390
Over six months through 12 months	136,494
Over 12 months	40,987
Total	$560,184
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2023, we had a total borrowing capacity of $3.82 billion, of which $2.28 billion was available and $1.54 billion was outstanding in/through FHLB advances and letters of credit. There were $324.0 million of FHLB short-term advances outstanding at September 30, 2023 at a weighted-average rate of 5.62%. Letters of credit were $1.22 billion at September 30, 2023, of which $50.8 million will expire during the remaining months of 2023, $72.8 million will expire in 2024, $494.5 million will expire in 2025, $57.3 million will expire in 2026, $448.0 million will expire in 2027, $40.0 million will expire in 2028, $27.0 million will expire in 2029 and $30.0 million will expire in 2031.
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
A summary of pertinent information related to the Company’s issues of junior subordinated debentures outstanding at September 30, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	3-Month SOFR + 3.26%	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3-Month SOFR + 2.06%	3,609	July 7, 2035
				$11,341

(1)	All debentures are currently callable.
Subordinated Notes
In December 2017, the Bank completed the issuance, through a private placement, of $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Bank Notes") due December 15, 2027. As of December 15, 2022, the Bank Notes bore a floating rate of interest equal to 3-Month LIBOR plus 3.03%, which transitioned to 3-Month SOFR plus a comparable spread adjustment immediately after June 30, 2023, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, on or after December 15, 2022 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 80% of the notes are eligible for Tier 2 capital treatment at September 30, 2023.

In September 2019, the Company completed the issuance of $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Company Notes") due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current 3-Month SOFR, plus 3.13%, which transitioned from LIBOR immediately after June 30, 2023, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the Loan Agreement, that provides for a $75.0 million revolving line of credit. At September 30, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.

Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of September 30, 2023, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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
As of September 30, 2023 and December 31, 2022, we had outstanding $1.89 billion and $2.36 billion, respectively, in commitments to extend credit and $37.8 million and $35.5 million in commitments associated with outstanding letters of credit for those same periods. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2023 and the year ended December 31, 2022, our liquidity needs have been primarily met by deposits, borrowed funds, security and loan maturities and amortizing investment and loan portfolios. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
Liquidity risk management is an important element in our asset/liability management process. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. Liquidity stress scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.
Our largest source of funds is deposits and our largest use of funds is loans. Average deposits increased $2.79 billion, or 46.3%, and average loans increased $3.63 billion, or 83.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Estimated uninsured deposits totaled $4.73 billion and our estimated uninsured deposits net of collateralized deposits of $865.7 million were $3.86 billion, or 44.5%, of total deposits at September 30, 2023. Our average deposit account size was $86 thousand at September 30, 2023. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.5 years and 8.3 years at September 30, 2023 and December 31, 2022, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $4.11 billion, or 47.3%, of total deposits at September 30, 2023. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $1.16 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $5.27 billion, or 60.6%, of deposits at September 30, 2023.
As of September 30, 2023 and December 31, 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of September 30, 2023 and December 31, 2022, the Bank was well-capitalized. Total shareholders' equity was $1.46 billion at September 30, 2023 compared with $1.38 billion at December 31, 2022, an increase of $77.7 million. This increase was primarily due to net income of $103.2 million partially offset by the $0.39 per common share dividend paid for the nine months ended September 30, 2023.

The following table provides a comparison of our leverage and risk-weighted capital ratios as of the dates indicated to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
September 30, 2023
Total Capital (to risk-weighted assets)	13.42%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	11.14%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	11.25%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	9.82%	4.00%	4.00%	N/A
December 31, 2022
Total Capital (to risk-weighted assets)	12.39%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	10.04%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	10.15%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	8.55%	4.00%	4.00%	N/A
Stellar Bank
September 30, 2023
Total Capital (to risk-weighted assets)	13.13%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	11.63%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	11.63%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.15%	4.00%	4.00%	5.00%
December 31, 2022
Total Capital (to risk-weighted assets)	12.02%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	10.46%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	10.46%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	8.81%	4.00%	4.00%	5.00%

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
Our exposure to interest rate risk is managed by the Balance Sheet Risk Committee of the Board (“BSRC”). The BSRC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the BSRC considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The BSRC meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the BSRC reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.
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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
+300	(3.7)%	0.5%	(6.1)%	(2.9)%
+200	(2.7)%	0.5%	(3.5)%	(0.7)%
+100	(1.3)%	0.4%	(1.3)%	0.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.5%	(2.0)%	(0.3)%	(3.2)%
-200	0.4%	(7.5)%	(3.5)%	(9.4)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the nine months ended September 30, 2023, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.

LIBOR Transition
The Company’s transition away from LIBOR has been completed.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no repurchases by the Company during the three months ended September 30, 2023. The number of shares that may be repurchased under the plan was 2,814,258, which was computed based on the closing share price of the Company's common stock as of September 30, 2023.
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

Stellar Bancorp, Inc. (Registrant)

Date: November 3, 2023	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: November 3, 2023	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer