Form 10-K
period 2023-12-31
Stellar Bancorp, Inc.
filed 2024-02-29
CIK 1473844

21 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
(713) 210-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	STEL	New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error in previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recover period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2023 was approximately $1.12 billion.
As of February 26, 2024, there were 53,297,191 shares of the registrant's common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the 2024 Annual Meeting of Shareholders of Stellar Bancorp, Inc., which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STELLAR BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

PART I
Except where the context otherwise requires or where otherwise indicated in this Annual Report on Form 10-K the term “Stellar” refers to Stellar Bancorp, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Stellar Bancorp, Inc. and our wholly owned banking subsidiary, Stellar Bank, a Texas banking association, and the term or the “Bank” refers to Stellar Bank.
ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by “Item 1A. Risk Factors,” and; the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in the forepart of this report, Item 7. “Cautionary Notice Regarding Forward-Looking Statements” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
Merger of Equals
On October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”) merged (the “Merger”) with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. and the ticker symbol changed to “STEL.” At the effective time of the Merger, each outstanding share of Allegiance common stock was converted into the right to receive 1.4184 shares of common stock of the Company.
Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly-owned subsidiary of Allegiance (the “Bank Merger”), with Allegiance Bank as the surviving bank. In connection with the operational conversion, Allegiance Bank changed its name to Stellar Bank on February 18, 2023. After the Merger, Stellar Bank became one of the largest banks based in Houston, Texas.
The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance’s results for the first nine months of 2022, while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for Stellar. The Company’s historical operating results as of and for the year ended December 31, 2021, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Merger had a significant impact on all aspects of the Company’s financial statements and, as a result, financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
General

The Company is a Texas corporation and registered bank holding company headquartered in Houston, Texas. We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”) and the Beaumont-Port Arthur MSA combined, as the Houston region (the “Houston region”) and we refer to the Houston region and the Dallas MSA as our market (“market”). As of December 31, 2023, we operated 54 full-service banking centers, with 37 banking centers in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.

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

As of December 31, 2023, we had total assets of $10.65 billion, total loans of $7.93 billion, total deposits of $8.87 billion and total shareholders’ equity of $1.52 billion.

Business Strategy
The Company’s objective is to grow and strengthen its banking franchise through its community banking strategy and strategic acquisitions. The Company is a leading provider of customized commercial banking services to small- and medium-sized business in our market by providing superior customer service and by leveraging the strength and capabilities of local management.

Community Banking Strategy
Our community banking strategy leverages local delivery of the customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. By empowering our personnel to make certain business decisions at a local level to respond quickly to customers’ needs, we are able to establish and foster strong relationships with customers through superior service. We operate full-service banking centers and employ bankers with strong underwriting credentials who are authorized to make loan and underwriting decisions up to prescribed limits at the banking center level. We support banking center operations with a centralized credit approval process for larger credit relationships, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small- to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving superior external and internal service levels.
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

Strategic Acquisitions
We intend to continue to expand our presence through organic growth and a disciplined acquisition strategy. We generally focus on like-minded community banks in Texas with similar strategies to our own when evaluating acquisition opportunities and will also consider strategic non-bank acquisition opportunities that complement our growth strategy. We believe that our management’s experience in assessing, executing and integrating target institutions will allow us to capitalize on acquisition opportunities.
Competitive Strengths
We believe that we are well positioned to execute our community banking strategy because of the following competitive strengths:
•Experienced, growth-focused senior management team—Our senior management team has a demonstrated track record of managing profitable organic growth, improving operating efficiencies, maintaining a strong risk management culture, implementing a community and service-focused approach to banking and successfully executing and integrating acquisitions.
•Scalable banking and operational platform designed to foster and accommodate significant growth—We believe in the value of scale in banking and our operating platform and strategy is designed for growth. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. The Merger better positions us to effectively invest in technology and be more future-focused than smaller banks. We believe that our scalable operating platform will effectively support growth, resulting in greater efficiency and enhanced profitability.
•Community-focused, full service customer relationships—We believe that our community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals in our markets. We actively solicit the deposit business of our consumer and commercial loan customers and seek to deepen these relationships with additional products and services.

•Local decision making authority—Acquisitions of many local financial institutions in our markets by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small- to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in our markets. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities. Our products and services are tailored to address the needs of our targeted customers and we believe positions us well to compete effectively and build strong customer relationships.
•Focus on seasoned bankers—We believe our management team’s long-standing presence and experience in our markets gives us valuable insight into the local market and the ability to successfully develop and recruit talented bankers. Our team of seasoned bankers has been the driver of our organic growth. Our officer compensation structure, which includes equity grants and various incentive programs, attracts talented bankers and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.
•Disciplined underwriting and credit administration—Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of global cash flow coverage, loan to collateral value and obtaining personal guaranties in all but a nominal number of cases. Our tiered underwriting structure includes progressive levels of individual loan authority, concurrence authority and senior level loan committee approval. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.
•Quality loan portfolio—The Company’s focus on loans to small- to medium-sized businesses results in a more diffused portfolio of relatively smaller loan relationships, which we believe reduces the risk relative to a dependence on significantly larger lending relationships. As of December 31, 2023, our average funded loan size was approximately $467 thousand.
Community Banking Services
Lending Activities
We offer a wide range of commercial and retail lending services, including commercial loans, loans to small businesses guaranteed by the Small Business Administration (the “SBA”), mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small- to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in our markets. We also offer factoring services through American Prudential Capital, Inc., a wholly-owned subsidiary of the Bank. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.
Deposit Products
Deposits are our principal source of funds for use in lending and other general banking purposes. We offer a variety of deposit products and services with the goal of attracting a wide variety of customers, with an emphasis on small- to medium-sized businesses. The types of deposit accounts that the Company offers are typical of most commercial banks and consist of checking accounts, commercial accounts, money market accounts, savings accounts and other time deposits of various types and terms. We actively pursue business checking accounts by offering our business customers competitive rates and convenient services such as telephone, mobile and online banking. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the fullest extent permitted by law. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits” for a more detailed discussion of the Company’s deposits.
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
Human Capital Overview

Our primary focus is on attracting, developing, and engaging top-tier talent who are dedicated to meeting and exceeding the needs of our various stakeholders. We have successfully cultivated a unique organizational culture that empowers individuals to thrive and fosters a shared commitment to success, driven by a belief in the power of local engagement.

As of December 31, 2023, we had 980 employees. None of our workforce is currently represented by a collective bargaining unit or bound by a collective bargaining agreement.

We are fully committed to implementing and upholding diverse, equitable, and inclusive policies and practices across our entire organization. Our corporate values explicitly advocate for inclusivity and stress the need for embracing diversity and equitable practices, ensuring that our workforce reflects the diverse communities we serve. Our aim is to foster a sense of unity and a culture grounded in integrity, personal responsibility, effective communication and leadership, which are central values guiding all our endeavors.

We continuously dedicate our efforts to recruiting, hiring, and promoting talented individuals, with a keen focus on considerations such as race and gender diversity. Regularly monitoring our workforce demographics, we take pride in the diverse range of talent we employ and retain.
As of December 31, 2023, the race and gender diversity of our workforce was as follows:

Number of Employees (Headcount)	Non-White(1)	Percentage of Women
980	48%	71%
(1)    Of the 980 employee headcount, 11 did not disclose their race, therefore, the percentage of non-white employees in the table is based on 969 employees.

Learning and Development

We continue to enhance our learning and development program supporting our commitment to increased employee engagement and development. During 2023, we created and deployed a cultural foundation program, entitled “The Stellar Odyssey.” During the “Odyssey,” employees learn about our purpose, core values and what it means to create “the Stellar Experience.” Additionally, we launched a revised Officer Development Program in 2023 designed to teach employees the skills necessary to develop and fulfill their career aspirations.

Our investment in the growth and development of our employees serves as part of our short and long-term succession strategy to ensure we are developing the appropriate leadership and management pipelines for continuity purposes. Our strategy also includes developing individuals for key and critical roles to ensure the Bank is prepared to meet its growth goals.
Compensation and Benefits

We are committed to providing a comprehensive and competitive compensation and benefits program aimed at attracting and retaining top talent while addressing the diverse needs of our employees. Our program includes competitive base salaries as well as performance-based incentive compensation in the form of an annual bonus for all employees, and stock awards for our senior leadership throughout the organization. We also offer a 401(k) Plan with an employer matching contribution to support employees' retirement goals.

Furthermore, we prioritize the well-being of our employees by offering a range of healthcare and insurance benefits, including health savings accounts and flexible spending accounts. We understand the importance of work-life balance and provide paid time-off, family leave, and access to an employee assistance program to support our employees' personal and professional needs. Our comprehensive compensation and benefits program reflects our commitment to fostering a supportive and rewarding work environment for all our employees.

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
.
Bank Holding Company and Bank Regulation

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a bank holding company of a Texas state chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the Texas Department of Banking (“TDB”) and the FDIC.

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund, up to applicable legal limits. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the TDB and the FDIC.

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

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act (“Durbin Amendment”), the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

The Federal Reserve’s rules provide a framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the rules set forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25 percent or more of any class of voting securities of the bank holding company. A company that controls less than 5 percent of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5 percent but less than 25 percent, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rules also provide several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions.

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

The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.50%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.00%, (2) Tier 1 capital to risk-weighted assets of 8.50%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.50% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.00%. As of December 31, 2023, the Company’s ratio of CET1 to risk-weighted assets was 11.77%, Tier 1 capital to risk-weighted assets was 11.89%, total capital to risk-weighted assets was 14.02% and Tier 1 capital to average tangible quarterly assets was 10.18%.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2023, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. Deposit insurance assessments are based on average total assets minus average tangible equity. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. For larger institutions with more than $10 billion in assets such as Stellar Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

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

The Community Reinvestment Act

The Community Reinvestment Act (“CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in a withdrawal or denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

In October 2023, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) jointly adopted a final rule that amends their regulations implementing the CRA. The final rule adopts key changes to existing CRA regulations, including:

• Changes to the asset threshold of the different bank categories covered under the regulations.
• Changes to activities that qualify for CRA credit.
• New types of assessment areas that allow for increased flexibility in obtaining CRA credit.
• New data collection and reporting obligations.

The final rule's effective date is April 1, 2024; however, most of the rule's new requirements will be applicable beginning January 1, 2026. The new data reporting requirements will be applicable on January 1, 2027.

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

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, processes, strategy, and governance. The rules also generally require public companies to disclose on Form 8-K any cybersecurity incident it determines to be material within four business days of such determination and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the company. See “Item 1C. Cybersecurity” for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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

Risks Related to Business and Operations
External and Market Related Risks
•adverse developments affecting the financial services industry;
•challenging market conditions and economic trends;
•inflationary pressures and rising prices;
•concentration of our business in our market and largely dependent upon the growth and welfare of our market;
•impact of sustained volatility in oil prices and instability in the energy industry;
•strong competition to attract and retain customers;
•adverse impact of geopolitical events, wars, natural disasters, pandemics and other catastrophes;
•climate change and related legislative and regulatory initiatives;
•ability to retain bankers and recruit additional successful bankers;
•operations may be adversely affected by labor shortages, turnover and labor cost increases; and
•the ability of our executive officers and other key individuals to continue the implementation of our long-term business strategy.
Risks Related to the Merger
•the Company’s ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs further integration of systems, operations and personnel;
•cost savings, revenue synergies and other anticipated benefits of the Merger may not be fully realized or may take longer to realize than expected;
•and the risk that the anticipated benefits from the Merger may not be fully realized or may take longer than anticipated to be realized; and
•the amount of costs, fees, expenses and charges related to the Merger and the integration.
Growth Strategy Risks
•risks of pursuing additional acquisitions; and
•goodwill and other intangibles recorded in connection with a business acquisition may become impaired.
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
•loss of government banking deposits within a short period of time could negatively impact liquidity and earnings; and
•additional capital and funding may not be available when needed or at all.
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
•additional regulatory requirements in connection with exceeding $10 billion in total assets; and
•failure to maintain the Company’s reputation.

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
Risks Related to Business and Operations
External and Market Related Risks
Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, and the soundness of other financial institutions may have a material effect on the Company’s operations.

The failures of certain banking entities in 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank caused significant volatility in the trading prices of stocks of publicly traded bank holding companies and general uncertainty and concern regarding the liquidity and financial strength of the banking sector as a whole. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations and cause volatility in our stock price.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. In addition, financial service institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Stellar has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk and losses in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.

In addition, these failures have led to additional scrutiny of banks liquidity because we must maintain sufficient funds to respond to the needs of our depositors and borrowers. If we are unable to adequately manage our liquidity, we may experience a material adverse effect on our financial condition and results of operations.
Challenging market conditions and economic trends have adversely affected the banking industry.
We operate in the challenging and uncertain financial services industry. The success of our business and operations is sensitive to general business and economic conditions in the U.S., our industry and our market. If the U.S. economy weakens, enters a recession or there is a lack of growth in population, income levels, deposits and business investment in our market, our growth and profitability from our lending, deposit and asset management services could be constrained or negatively impacted. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions.
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

Inflation rose in 2023 and 2022 at levels not seen for over 40 years, and inflationary pressures are currently expected to continue in 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could depress asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our market could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
The Company’s business is concentrated in and largely dependent upon the growth and welfare of its market.
We conduct our operations almost exclusively in the Houston and Beaumont MSAs. A majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in these MSAs and a majority of our secured loans were secured by collateral located in these MSAs. The Company’s success depends, to a significant extent, upon the economic activity and conditions in its market. Adverse economic conditions that impact the Company’s market could reduce its growth rate, the ability of customers to repay their loans, the value of collateral underlying loans, the Company’s ability to attract deposits and generally impact its business, financial condition, results of operations and future prospects. Due to the Company’s geographic concentration, it may be less able than other larger regional or national financial institutions to diversify the Company’s credit risks.
We may be adversely impacted by sustained volatility in oil prices and instability in the energy industry.

The economic conditions in our market is dependent on the energy sector generally and oil and gas specifically. Actions by the Organization of Petroleum Exporting Countries (“OPEC”) or OPEC plus Russia (“OPEC Plus”), including various Russian sanctions and other global conflicts, have impacted global crude oil production levels and prices and have led to significant volatility in global oil supplies and oil prices. General uncertainty in the oil and gas market has led to unpredictable borrowing needs, construction and purchases of real estate related to energy and a number of other potential impacts that are difficult to isolate or quantify. Oil and gas loans are loans with revenue related to well-head, oil in the ground or extracting oil or gas, including any activity, product or service related to the oil and gas industry, such as exploration and production, drilling, equipment, services, midstream companies, service companies and commercial real estate companies with significant reliance on oil and gas companies. These loans directly or indirectly related to the oil and gas industry have various types of collateral and are usually personally guaranteed by the owners of the borrower.
We face strong competition to attract and retain customers from other companies that offer banking services.
We conduct our operations almost exclusively in the Houston and Beaumont MSAs. Many of our competitors offer the same, or a wider variety of, banking services within our market area. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, financial technology (“fintech”) competitors and certain other non-financial entities, such as retail stores that may maintain their own credit programs and certain governmental organizations that may offer more favorable financing or deposit terms than the Company can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Some fintech companies are not subject to the same regulations as we are, which may allow them to be more competitive. Increased competition from fintech companies and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.
The Company could be adversely impacted by geopolitical events, wars, natural disasters, pandemics and other catastrophes.
Acts of terrorism, cyber-terrorism, political unrest, war (including conflicts in Ukraine and the Middle East), civil disturbance, armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics (such as Covid-19) or the threat of or perceived potential for these events could have a negative impact on us. In addition, malfunctions of the electronic grid and other infrastructure breakdowns (such as the grid failures in Texas in February 2021) could adversely affect economic conditions in our market. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event could materially adversely affect our operating results.
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

Our continued success depends in large part upon the skills, experience and continued service of our executive management team and Board of Directors. Our goals, strategies and continued growth are closely tied to the strengths and banking philosophy of our executive management team. Successful implementation of our business strategy is also dependent in part on the continued service of our banking center presidents. The community involvement and diverse and extensive local business relationships and experience in our market of our officers are important to our success. The loss of services of any of these key personnel in the future could have a negative impact on our business because of their skills, years of industry experience and it may be difficult to find qualified replacement personnel who are experienced in the specialized aspects of our business or who have ties to the communities within our market area. Currently, it is generally our policy to utilize employment agreements only in connection with merger or acquisition activities and not to have long-term employment agreements with our officers. While the Company does not anticipate any changes in our executive management team, the unexpected loss of any of these members of management could have a material adverse effect on the Company and our ability to implement our business strategy.
Risks Related to the Merger

We may not be able to successfully integrate the companies or to realize the anticipated benefits of the Merger.

The Company was formed by the Merger of Allegiance and CBTX on October 1, 2022. We anticipate further integration of systems, operations, and personnel of Allegiance and CBTX over the next couple of years. The successful integration of Allegiance’s and CBTX’s operations will depend substantially on the Company’s ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may encounter difficulties during continued integration, such as:

•the loss of key personnel and clients;
•the disruption of operations and businesses;
•loan, deposit, and revenue attrition;
•inconsistencies in standards, control procedures and policies;
•unexpected issues with planned branch and other facilities closures;
•unexpected issues with costs, operations, personnel, technology; and
•problems with the assimilation of new operations, sites or personnel.

Integration activities have and will continue to divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry may inhibit the Company’s successful integration of these entities.

Allegiance and CBTX merged with the expectation that the Merger would result in synergies, including benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company integrates the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

We will continue to incur substantial expenses related to the Merger and the integration.

There are a number of processes, policies, procedures, operations, technologies and systems that must be integrated. In addition, the Merger may increase the Company’s compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business.

Although the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond the Company's control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of integration expenses or compliance costs are uncertain.
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

We are subject to risk arising from the failure or circumvention of our controls and procedures Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and we are subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by our technological processes or by our controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
If the goodwill that we have recorded in connection with business acquisitions becomes impaired, it could require charges to earnings.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. The impairment test compares the estimated fair value of each reporting unit with its net book value. If the unit’s fair value is less than its carrying value, an impairment loss is recognized in our results of operations in the periods in which they become known in an amount equal to this excess. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.
During 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking failures resulted in a decrease in the Company's stock price and market capitalization. Management believed the collective events met the requirements of a triggering event and an interim goodwill impairment quantitative analysis was performed as of September 30, 2023. A weighted combination of the guideline public company method and income approach method was employed. Significant judgment is necessary in the determination of the fair value of a reporting unit. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events. Although we have not recorded any impairment charges, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
Credit and Lending Risks
As a significant percentage of our loan portfolio is comprised of real estate loans, including commercial real estate and construction, land development and other land loan portfolios, which expose us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2023, $6.45 billion, or 81.3%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.
As of December 31, 2023, $4.07 billion, or 51.4%, of our total loans were comprised of commercial real estate loans (including owner-occupied commercial real estate loans) and $1.06 billion, or 13.4%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability.
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
As of December 31, 2023, $1.41 billion, or 17.8%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses.
The small- to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
We focus our business development and marketing strategy primarily on small- to medium-sized businesses, which we categorize as commercial borrowing relationships of generally less than $10.0 million of exposure. Small- to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact our market and small- to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

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
As of December 31, 2023, our allowance for credit losses on loans was $91.7 million, which represented 1.16% of our total loans and 233.94% of our total nonperforming loans as of the same date. Additional loan losses may occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to results of the allowance for credit losses model or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense.
Our SBA lending program is dependent upon the federal government and a failure to originate SBA loans in compliance with SBA guidelines could result in losses on the guaranteed portion of our SBA loans.
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

The Company’s most important source of funds is deposits, which have historically been stable sources of funds. However, deposits are subject to fluctuations in availability or price due to factors that may be outside of the Company’s control, including increasing competitive pressure from other financial services firms for consumer or corporate customer deposits, changes in interest rates, returns on other investment classes, systemic risk of the financial system, the actions of regulatory agencies, the reputation of the Company among others. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing funding costs and reducing net interest income and net income. A significant outflow of deposits could force us to sell securities held in our securities portfolio and could result in us recognizing significant losses.

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

The Company’s access to funding sources, such as through its line of credit, capital markets offerings, borrowing from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas (“FHLB”), or from other third-parties, in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, recently proposed changes to the FHLB system could adversely impact the Company’s access to FHLB borrowings or increase the cost of such borrowings.
If our deposits from governments and municipalities were to significantly decline within a short period of time, this could negatively impact our liquidity and earnings.
As of December 31, 2023, we held $1.17 billion of deposits from municipalities throughout Texas. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.
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

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2023, the fair value of our securities portfolio was $1.40 billion, which represented 13.1% of total assets. Factors beyond our control, including interest rate increases, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. In order to satisfy liquidity needs, we may be forced to sell securities which would then require us to realize losses. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining impairment usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our unrealized losses for our securities portfolio may increase in future periods and we may recognize losses within our securities portfolio.
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
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients or third-parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients or misappropriation of assets and litigation. The occurrence of any of these could lead to litigation, cause reputational harm or cause customers to lose confidence in the Company’s ability to safeguard their information. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks.
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
The financial services industry is changing rapidly, and to remain competitive, we continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement new products and technology enhancements ,such as artificial intelligence, automation and algorithms in our business processes, which could result in unintended consequences due to their limitations or our failure to use them effectively, not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. In addition, complications during a conversion of our core technology platform or implementation or upgrade of any software could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.
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

The Company may be subject to environmental liabilities in connection with the properties we own and the foreclosure on real estate assets securing our loan portfolio.
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

Our total assets were $10.65 billion as of December 31, 2023. The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium terms.

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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, or the current and next presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions to expand our business, or on the U.S.-domestic or global economies or financial markets.
Moreover, the current presidential administration has made certain changes in the leadership and senior staffs of the federal banking agencies and may make additional changes in the future. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted at this time.
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
The BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (“U.S. Treasury”) to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (the “Department of Justice”), Drug Enforcement Administration and Internal Revenue Service.
We provide banking services to customers located outside the United States, primarily in Guatemala. These banking services are primarily deposit accounts, including checking, money market and short term certificates of deposit. As of December 31, 2023, our deposits from foreign nationals, primarily residents of Guatemala, accounted for approximately 1.9% of our total deposits.
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
The OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of and transactions with such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action or otherwise gain an unfair business advantage. We are also subject to applicable anti‑corruption laws in the jurisdictions in which we may operate. Failure to comply with economic and trade sanctions or with applicable anti‑corruption laws, including the FCPA, could have serious legal and reputational consequences for us.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund incurred as a result of recent bank failures and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. Stellar was required to pay a special assessment of $2.4 million. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay FDIC premiums higher than current levels. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations. In addition, we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. These increased premiums would have an adverse effect on our net income and results of operations.
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
•other news, announcements or disclosures (whether by the Company or others) related to the Company, its competitors, its market or the financial services industry or the trading volume of the Company’s common stock;
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
The Company’s bylaws provide that unless the Company consents in writing to the selection of an alternative forum for the following purposes, any state or federal court located in Harris County in the State of Texas (the county in which Houston, Texas is located) shall be the sole and exclusive forum for (1) any actual or purported derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee or agent of the Company to the Company or the Company’s shareholders or creditors, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (3) any action asserting a claim against the Company or any current or former director, officer, or other employee or agent of the Company arising pursuant to any provision of the Texas Business Organization Code (“TBOC”), the certificate of formation, or the bylaws of the Company (as any of the foregoing may be amended from time to time), or (4) any action asserting a claim against the Company or any current or former director, officer, or other employee or agent of the Company as governed by the internal affairs doctrine, including any action to interpret, apply, enforce or determine the validity of any provision of the TBOC, the certificate of formation, or the bylaws of the Company (as any of the foregoing may be amended from time to time).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are integrated into the Company’s ERM program and are based on recognized frameworks established by the Federal Financial Institutions Examination Council and other industry recognized standards. Our Chief Information Security Officer (“CISO”), who reports directly to the Bank’s Chief Risk Officer (“CRO”), along with key members of his team, regularly collaborates with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues to identify best practices. The information security program is periodically reviewed by the Bank’s CISO with the goal of addressing changing threats and conditions. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity risk management program and strategy is focused on the following key areas:

•Governance—As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Risk Committee of the Board (the “Risk Committee”) and by the Technology Committee of the Board (the “Technology Committee”), which regularly interacts with the Company’s ERM function, CRO, Chief Information Officer (“CIO”), CISO and other members of management and relevant management committees. In recognition of the evolving landscape of cyber threats and the critical importance of safeguarding our digital assets and customer information, the Bank has taken proactive steps to enhance our cybersecurity framework and risk management practices. Central to these efforts is the expertise and oversight provided by the Board, particularly through the involvement of its

Technology Committee. This committee is composed of directors with significant experience in technology and cybersecurity, working to align our cyber risk management strategies with best practices and industry standards.

•Technical Safeguards—The Company deploys layered technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through penetration testing, vulnerability assessments and cybersecurity threat intelligence.

•Incident Response and Recovery Planning—The Company has implemented a robust, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents. To that end, the Company has established and maintains a comprehensive cybersecurity incident response plan that establishes a structured approach for the Company’s response to a cybersecurity incident, such plan is tested and evaluated on a regular basis. The Company has implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•Outside Experts—The Company routinely works with outside experts, consultants, auditors and other third parties in connection with managing its cybersecurity risks and for advice regarding best practices and technical expertise.

•Third-Party Risk Management—The Company maintains a robust, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•Education and Awareness—The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to address cybersecurity threats.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee of the Board, the Risk Committee, the Technology Committee and the Board. The Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

During the fiscal year of this Report, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents that individually or in the aggregate have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company's cybersecurity-related risks, see “Item 1A. Risk Factors – Risks Related to Cybersecurity, Third-Parties and Technology.” The prior incidents enabled us to enhance our operational and cybersecurity risk management practices. The lessons learned have also informed our approach to conducting tabletop exercises simulating potential cyber threats, allowing the Bank to assess and improve our response protocols.

Governance

The Board, in coordination with the Risk Committee and Technology Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Technology Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews. The CRO reports to the Technology Committee and management committees information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board, Technology Committee and appropriate management committees review the Company’s approach to cybersecurity risk management through reporting by the CISO. The Technology Committee and the Board approve the Information Security Program and all supporting Policies.

The CISO, in coordination with the Bank’s CRO, CIO and General Counsel, works across the Company to implement and monitor a program designed to protect the Company’s information systems from cybersecurity threats and promptly respond to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response plan. The Company has recently bolstered cybersecurity leadership, with the addition of a Director of Information Security Officer (“DISO”). The DISO possesses a wealth of experience in the field of information security, notably having served as a regulator in charge of information security for over seven years. This background provides the DISO with a deep understanding of cybersecurity challenges and regulatory requirements faced by financial institutions. This expertise is invaluable in enhancing our cyber defenses and ensuring our compliance with stringent regulatory standards.

The Company’s CISO has served in various roles in information technology and information security for over twenty years, including serving as a Cyberspace Operations Officer in the United States Air Force Reserves and instructing for the SANS Technology Institute. The Company’s CISO holds an undergraduate degree in Business Administration and has attained the professional certification of Certified Information Systems Security Professional (“CISSP”) and numerous GIAC certifications. The Company’s CRO has over a 25-year career in the banking industry and is currently serving as Senior Executive Vice President and Chief Risk Officer of Stellar Bank and Chief Risk Officer of Stellar Bancorp, Inc. Previously, the CRO has held the positions of President and Chief Risk Officer at Allegiance Bank and Executive Vice President and Chief Risk Officer at Allegiance. The Company’s CRO’s banking career as an executive started at Independence Bank in 2002 as Senior Credit Officer and eventually was promoted to President in 2009. Between 2010 and 2013, the CRO also served as CEO of Independence Bank until joining Allegiance Bank following a merger. The Company’s CRO has since assumed the roles of Regional President, Deputy Chief Credit Officer, and Chief Administration Officer at Allegiance Bank. The CRO holds an MBA from the University of Houston and a Bachelor of Arts in Finance & Marketing from the same institution.

The Company’s CEO, CFO and GC each hold undergraduate and/or graduate degrees in their respective fields, and each have significant experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. The members of the Boards of Directors of the Company and the Bank have hundreds of combined years of experience running successful companies and managing enterprise risk. Specific cybersecurity expertise is brought to the Board from independent directors who lead or have led technology firms and, as such, have direct managerial oversight of cybersecurity risks.
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 9 Greenway Plaza, Suite 110, Houston, Texas 77046. As of December 31, 2023, we had 54 full-service banking centers, with 37 banking centers located in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas. We lease 20 of these banking centers, as well as our executive office, and own the remaining 34 banking centers.

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive through and leases the banking center. The Company believes that lease terms for the banking centers that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2024 to 2045, without consideration of any renewal periods available.

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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the symbol “STEL.” On June 12, 2023, the Company transferred listing of its common stock from the Nasdaq Stock Market LLC (“Nasdaq”) to the New York Stock Exchange. Prior to the Merger, the Company’s stock was listed on the Nasdaq under the symbol “CBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the New York Stock Exchange’s listings. As of February 26, 2024, there were 53,297,191 shares outstanding and 1,209 shareholders of record of the Company’s common stock. The closing price per share of common stock on December 29, 2023, the last trading day of the year, was $27.84.
Dividends
During 2023, the Company paid four quarterly cash dividends of $0.13 per share on its common stock and declared a quarterly dividend of $0.13 per share to be paid in the first quarter of 2024. See Note 19 — Subsequent Events. Payments of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on the Company’s ability to pay dividends.
As a bank holding company, the Company’s ability to pay dividends is affected by the regulations promulgated by and the policies and enforcement powers of the Federal Reserve. In addition, because the Company is a holding company, it is dependent upon the payment of dividends by the Bank to the Company as its principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to the Company. See “Item 1. — Business—Regulation and Supervision—Regulatory Limits on Dividends, Distributions and Repurchases.”
The Company’s junior subordinated debentures allow it to defer interest payments thereunder for a period of time. To the extent the Company elects to defer any interest payments under the junior subordinated debentures, the Company will be prohibited by the terms of the junior subordinated debentures from making dividend payments on its common stock until it retires the arrearages on the junior subordinated debentures. In addition, the Company’s existing credit agreement restricts its ability to pay dividends under certain conditions.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2023, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	917,050	$25.24	1,108,690
Equity compensation plans not approved by security holders	—	—	—
Total	917,050		1,108,690

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2022, the Company’s Board of Directors authorized a share repurchase program (“2022 Repurchase Program”), under which the Company could repurchase up to $40.0 million of the Company’s common stock starting September 22, 2022 through September 30, 2023. During the second quarter of 2023, the Company's Board of Directors authorized the expansion of its existing share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2024.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the fourth quarter of 2023.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
October 1, 2023 to October 31, 2023	49,775	$21.32	—	2,763,703
November 1, 2023 to November 30, 2023	13	$23.89	—	2,514,669
December 1, 2023 to December 31, 2023	—	$—	—	2,155,172
Total	49,788	$21.32

(1)    Shares employees elected to have withheld to satisfy their tax liabilities related to options exercised or restricted stock vested or to pay the exercise price of the options as allowed under the Company’s stock compensation plans. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

(2)    Computed based on the closing price of the Company’s common stock as of the end of each period shown.

Performance Graph
The performance graph compares the cumulative total shareholder return on CBTX’s common stock for the period beginning at the close of trading on December 31, 2018 to the close of trading on September 30, 2022 and Stellar’s common stock for the period beginning October 1, 2022 to the close of trading on December 31, 2023, with the cumulative total return of the Russell 2000 Index, S&P 600 Banks Index, NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Russell 2000 Index and the S&P 600 Bank Index were added to the performance graph due to the transfer of the Company’s stock listing to the NYSE during 2023. The Performance graph assumes $100 invested on December 31, 2018 in the Company’ common stock and each comparative index shown. The historical stock price performance for Stellar’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Stellar Bancorp, Inc., the NASDAQ Composite Index, the NASDAQ Bank Index, the Russell 2000 Index and the S&P 600 Banks Index

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Stellar Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank
Russell 2000
S&P 600 Banks

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

(1)    Prior to the Merger, the shares were traded under the symbol “CBTX.”
*    $100 invested on December 31, 2018 in Stellar’s common stock or an index, including reinvestment of dividends. Fiscal year ending December 31.

	2018	2019	2020	2021	2022	2023
Stellar Bancorp, Inc.	100.00	107.28	89.75	103.92	107.46	103.67
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P 600 Banks	100.00	120.57	106.04	143.94	132.60	130.34
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Bank	100.00	117.98	107.14	151.35	126.88	135.67
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
•risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in our deposit insurance assessments and other actions of the Board of Governors of the Federal Reserve System, FDIC and Texas Department of Banking and legislative and regulatory actions and reforms;
•the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•inflation, interest rate, capital and securities markets and monetary fluctuations;
•changes in the interest rate environment, the value of the Company’s assets and obligations and the availability of capital and liquidity;
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
•impairment of the Company’s goodwill or other intangible assets;
•the composition of the Company’s loan portfolio and the concentration of loans in commercial real estate and commercial real estate construction;
•the geographic concentration of the Company’s market;
•the accuracy and sufficiency of the assumptions and estimates the Company makes in establishing reserves for potential loan losses and other estimates;
•the amount of nonperforming and classified assets that the Company holds and the time and effort necessary to resolve nonperforming assets;
•deterioration of asset quality;
•customer borrowing, repayment, investment and deposit practices;
•the ability to maintain important deposit customer relationships;
•changes in the value of collateral securing the Company’s loans;

•the risk that the anticipated benefits from the Merger may not be fully realized or may take longer than anticipated to be realized;
•the amount of the costs, fees, expenses and charges related to the Merger and the integration;
•natural disasters and adverse weather in the Company’s market area;
•the potential impact of climate change;
•the impact of pandemics, epidemics or any other health-related crisis;
•acts of terrorism, an outbreak of hostilities, such as the conflicts in Ukraine or the Middle East, or other international or domestic calamities;
•the ability to maintain effective internal control over financial reporting;
•the cost and effects of cyber incidents or other failures, interruptions or security breaches of the Company's systems or those of the Company’s customers or third-party providers;
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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 15.—Exhibits and Financial Statement Schedules” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Part I.—Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.

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
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in our market, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our market and throughout the state of Texas.
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
Merger of Equals
On October 1, 2022, Allegiance and CBTX merged with and into CBTX and the surviving corporation was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank merged with and into Allegiance Bank with Allegiance Bank as the surviving bank. Allegiance Bank changed its name to Stellar Bank on February 18, 2023 in connection with the operational conversion. After the merger, Stellar became one of the largest banks based in Houston, Texas.

The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company. In addition, the assets and liabilities of CBTX were recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective and subject to change. During the third quarter of 2023, the Company completed the final tax returns related to CBTX's business and operations through September 30, 2022 and finalized all purchase accounting adjustments for the Merger.

The results of operations for the year ended December 31, 2022 reflect Allegiance results for the first nine months of 2022, while the results for the fourth quarter of 2022 set forth the results of operations for the Company. The Company’s historical operating results as of and for the years ended December 31, 2021, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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

Allowance for Credit Losses

The allowance for credit losses is a valuation account which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The Company bases its estimates of credit losses on three primary components: (1) estimates of expected losses that exist in various segments of performing loans over the remaining life of the loan portfolio using a reasonable and supportable economic forecast, (2) specifically identified losses in individually analyzed credits which are collateral-dependent, which generally include nonaccrual loans and purchased credit deteriorated (“PCD”) loans and (3) qualitative factors related to economic conditions, portfolio concentrations, regulatory policy updates, and other relevant factors that address estimates of expected losses. Estimating the timing and amounts of future losses is subject to management’s judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions using analytical and forecasting models and tools. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected. For example, customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.

Loans with similar risk characteristics are aggregated into homogenous pools and are collectively evaluated by applying reserve factors, such as historical lifetime loss, concentration risk, volume, growth and composition of the loan portfolio, current and forecasted economic conditions to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Historical lifetime loss is determined by utilizing an open-pool (“cumulative loss rate”) methodology, adjusted for credit risk characteristics and current and forecasted economic conditions. Losses are predicted over a reasonable and supportable period of one year for all loan pools, followed by an immediate reversion to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated as needed by the Company and are dependent on the current economic environment among other factors.

Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. In order to assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans, modified loans classified as troubled loan modifications and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis in order to determine whether a specific reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. The Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

A change in the allowance for credit losses on loans can be attributable to several factors, most notably historical lifetime loss, specific reserves for individually evaluated loans and changes in qualitative factors and growth within the loan portfolio. The estimated loan losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, changes in lending policies and procedures, policy exceptions, independent loan review results, internal risk ratings and peer group credit quality trends. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factors based on historical portfolio trends. Qualitative adjustments also include current and forecasted economic conditions primarily measured by local and national economic metrics, such as GDP, unemployment rates, interest rates and oil and gas prices based on historical and forecasted economic research scenarios provided by industry-leading financial intelligence and analytical solutions, which the Company has subscribed to. The qualitative allowance allocation is increased or decreased for each loan pool based on the assessment of these various qualitative factors. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.

Based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have an impact of $1.9 million increase in funded reserves. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have an impact of $3.3 million increase in funded reserves. Increasing estimated loss rates (i.e. quantitative and qualitative) by 5 basis points would have a $3.8 million impact.

During the year ended 2023, management evaluated the credit quality and risk characteristics of the loan portfolio amidst the geopolitical and economic outlook. As a result, the risk assessments were updated for certain qualitative factors of affected segments, along with our annual model recalibration process. Our annual review includes peer analysis, updates of delay periods and qualitative factor scorecard ranges as needed. In total, compared to the year 2022, the above-mentioned changes reduced total funded and unfunded reserves by $2.2 million. This decrease in reserves during 2023 was primarily due to a decrease in specific reserves of $8.5 million and unfunded reserves of $682 thousand partially offset by increases in the qualitative reserve of $6.1 million and quantitative reserves of $902 thousand.

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

Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company's policy is to test goodwill for impairment at least annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. The impairment test compares the estimated fair value of each reporting unit with its net book value. If the unit’s fair value is less than its carrying value, an impairment loss is recognized in our results of operations in the periods in which they become known in an amount equal to this excess.

During 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking failures resulted in a decrease in the Company's stock price and market capitalization. Management believed the collective events met the requirements of a triggering event and an interim goodwill impairment quantitative analysis was performed as of September 30, 2023. The Company engaged an independent third-party service provider to assist management with the determination of the fair value of the Company as of September 30, 2023. A weighted combination of the guideline public company method and income approach method was employed.

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

A significant amount of judgment is involved in the determination of the fair value of a reporting unit. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.

See Note 3 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill balances and Note 2 – Acquisitions to the consolidated financial statements for goodwill and intangibles recorded in related to the Merger.

Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2023, unless otherwise specified. See “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of 2022 versus 2021 results.

The results of operations for the year ended December 31, 2022 reflect Allegiance’s activity for the first nine months of 2022 while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for the Company. Accordingly, the Company’s historical operating results as of and for the years ended December 31, 2021, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Merger had a significant impact on all aspects of the Company’s financial statements, and as a result, financial results after the Merger are not comparable to financial results prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
Net income was $130.5 million, or $2.45 per diluted common share, for the year ended December 31, 2023 compared with $51.4 million, or $1.47 per diluted common share, for the year ended December 31, 2022, an increase of $79.1 million, or 153.7%, primarily as a result of the Merger in 2022. The increase in net income was primarily due to a $147.8 million increase in net interest income, a $41.8 million decrease in the provision for credit losses and a $4.2 million increase in noninterest income, partially offset by a $94.4 million increase in noninterest expense and a $20.3 million increase in the provision for income taxes, as a result of the increase in income. See further analysis of the material fluctuations in the related discussions that follow.
Returns on average equity were 8.96% and 5.69%, returns on average assets were 1.21% and 0.64% and efficiency ratios were 63.02% and 64.23% for the years ended December 31, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 94.7% of total revenue during 2023. Tax equivalent net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
Net interest income before the provision for credit losses for the year ended December 31, 2023 was $436.8 million compared with $289.0 million for the year ended December 31, 2022, an increase of $147.8 million, or 51.1% primarily due to the increase in average interest-earning assets and liabilities as a result of the Merger.
Interest income was $590.8 million for the year ended December 31, 2023, an increase of $267.8 million, or 82.9%, compared with $323.0 million for the year ended December 31, 2022 primarily due to the Merger as average interest-earning asset balances increased along with increased interest rates and an increase in higher-yielding loans during the year. Average interest-earning assets increased $2.28 billion, or 30.8%, for the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due the full year impact of the Merger in 2023.
Interest expense was $154.1 million for the year ended December 31, 2023, an increase of $120.0 million, or 352.6%, compared with $34.0 million for the year ended December 31, 2022. This increase was primarily due to higher funding costs on interest-bearing deposits and borrowings due to higher interest rates and an increase in average interest-bearing liabilities due to the Merger. The cost of average interest-bearing liabilities increased to 286 basis points for the year ended December 31, 2023 compared to 81 basis points for the same period in 2022. Average interest-bearing liabilities increased $1.20 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the full year impact of the Merger.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2023 was 4.51%, an increase of 57 basis points compared to 3.94% for the year ended December 31, 2022. The increase in the net interest margin on a tax equivalent basis was primarily due to the Merger and an increase in the average yield on interest-earning assets partially offset by increased funding costs. The average yield on interest-earning assets of 6.09% and the average rate paid on interest-bearing liabilities of 2.86% for the year ended December 31, 2023 increased by 173 basis points and 205 basis points, respectively, over the same period in 2022. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$7,961,911	$537,722	6.75%	$5,171,944	$280,375	5.42%	$4,422,467	$230,713	5.22%
Securities	1,490,588	41,047	2.75%	1,779,425	37,861	2.13%	1,050,376	21,798	2.08%
Deposits in other financial institutions	242,803	12,048	4.96%	462,075	4,758	1.03%	458,190	673	0.15%
Total interest-earning assets	9,695,302	$590,817	6.09%	7,413,444	$322,994	4.36%	5,931,033	$253,184	4.27%
Allowance for credit losses on loans	(95,668)			(59,244)			(51,513)
Noninterest-earning assets	1,147,232			634,073			680,191
Total assets	$10,746,866			$7,988,273			$6,559,711
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,464,015	$38,689	2.64%	$1,140,575	$9,278	0.81%	$574,079	$1,409	0.25%
Money market and savings deposits	2,259,264	48,646	2.15%	1,841,348	9,861	0.54%	1,571,532	3,956	0.25%
Certificates and other time deposits	1,239,345	41,286	3.33%	1,034,491	7,825	0.76%	1,349,216	11,628	0.86%
Borrowed funds	318,721	17,807	5.59%	61,773	1,216	1.97%	144,354	1,878	1.30%
Subordinated debt	109,560	7,630	6.96%	109,111	5,856	5.37%	108,588	5,749	5.29%
Total interest-bearing liabilities	5,390,905	$154,058	2.86%	4,187,298	$34,036	0.81%	3,747,769	$24,620	0.66%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,814,651			2,833,865			1,983,934
Other liabilities	85,376			62,581			41,972
Total liabilities	9,290,932			7,083,744			5,773,675
Shareholders' equity	1,455,934			904,529			786,036
Total liabilities and shareholders' equity	$10,746,866			$7,988,273			$6,559,711
Net interest rate spread			3.23%			3.55%			3.61%
Net interest income and margin(1)		$436,759	4.50%		$288,958	3.90%		$228,564	3.85%
Net interest income and margin (tax equivalent)(2)		$437,670	4.51%		$292,152	3.94%		$231,315	3.90%
Cost of funds			1.67%			0.48%			0.43%
Cost of deposits			1.47%			0.39%			0.31%
(1)The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)The tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021.

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

	Years Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-Earning assets:
Loans	$151,355	$105,992	$257,347	$39,262	$10,400	$49,662
Securities	(6,152)	9,338	3,186	15,214	849	16,063
Deposits in other financial institutions	(2,259)	9,549	7,290	20	4,065	4,085
Total increase in interest income	142,944	124,879	267,823	54,496	15,314	69,810

Interest-Bearing liabilities:
Interest-bearing demand deposits	2,620	26,791	29,411	1,442	6,427	7,869
Money market and savings deposits	2,257	36,528	38,785	647	5,258	5,905
Certificates and other time deposits	1,557	31,904	33,461	(2,731)	(1,072)	(3,803)
Borrowed funds	5,062	11,529	16,591	(1,075)	413	(662)
Subordinated debt	24	1,750	1,774	23	84	107
Total increase (decrease) in interest expense	11,520	108,502	120,022	(1,694)	11,110	9,416
Increase in net interest income	$131,424	$16,377	$147,801	$56,190	$4,204	$60,394
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of a provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded an $8.9 million provision for credit losses for the year ended December 31, 2023 compared to a $50.7 million provision for credit losses for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2022 included an initial provision for credit losses recorded on acquired non-PCD loans of $28.2 million along with a provision for acquired unfunded commitments of $5.0 million as a result of the Merger.

Net charge-offs were $11.1 million for the year ended December 31, 2023 compared to net charge-offs of $6.4 million for the year ended December 31, 2022. The increase in charge-offs during 2023 was primarily due to a single commercial and industrial loan relationship that was placed on nonaccrual status at December 31, 2022. During 2023, the borrower’s financial condition further deteriorated, which prompted a charge-off of $8.0 million on the loan relationship.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, income earned on bank owned life insurance and debit card and ATM income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $24.6 million for the year ended December 31, 2023 compared to $20.4 million for the year ended December 31, 2022, an increase of $4.2 million, or 20.7%. Noninterest income increased in 2023 primarily due to increased scale as a result of the Merger along with increased Small Business Investment Company income. The increase in noninterest income was partially offset by the decrease in debit card and ATM income due to the impact of the Durbin Amendment and change in our policy on charging nonsufficient funds fees along with gains on sale of securities, loans and assets during 2022.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2023	2022		2022	2021
	(In thousands)
Nonsufficient funds fees and overdraft charges	$1,298	$834	$464	$834	$464	$370
Service charges on deposit accounts	4,766	2,856	1,910	2,856	1,671	1,185
Gain (loss) on sale of assets	390	4,050	(3,660)	4,050	(272)	4,322
Bank-owned life insurance income	2,178	1,125	1,053	1,125	554	571
Debit card and ATM income	4,996	4,465	531	4,465	2,996	1,469
Other(1)	10,934	7,024	3,910	7,024	3,149	3,875
Total noninterest income	$24,562	$20,354	$4,208	$20,354	$8,562	$11,792
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Noninterest expense was $290.5 million for the year ended December 31, 2023 compared to $196.1 million for the year ended December 31, 2022, an increase of $94.4 million, or 48.2%. The increase in noninterest expense was primarily due to increased scale as a result of the Merger primarily within categories such as salaries and benefits and amortization of intangibles along with higher professional fees associated with various projects some of which related to crossing the $10 billion asset threshold, partially offset by a decrease in acquisition and merger-related expenses to $15.6 million from $24.1 million in 2022.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2023	2022		2022	2021
	(In thousands)
Salaries and employee benefits(1)	$157,034	$107,554	$49,480	$107,554	$90,177	$17,377
Net occupancy and equipment	16,932	10,335	6,597	10,335	9,144	1,191
Depreciation	7,584	4,951	2,633	4,951	4,254	697
Data processing and software amortization	19,526	11,337	8,189	11,337	8,862	2,475
Professional fees	7,955	3,583	4,372	3,583	3,025	558
Regulatory assessments and FDIC insurance	11,032	4,914	6,118	4,914	3,407	1,507
Amortization of intangibles	26,883	9,303	17,580	9,303	3,296	6,007
Communications	2,796	1,800	996	1,800	1,406	394
Advertising	3,627	2,460	1,167	2,460	1,692	768
Acquisition and merger-related expenses	15,555	24,138	(8,583)	24,138	2,011	22,127
Other	21,570	15,701	5,869	15,701	12,280	3,421
Total noninterest expense	$290,494	$196,076	$94,418	$196,076	$139,554	$56,522
(1)Total salaries and employee benefits includes $9.9 million, $9.0 million and $4.0 million in stock based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

Salaries and employee benefits. Salaries and benefits were $157.0 million for the year ended December 31, 2023, an increase of $49.5 million, or 46.0%, compared to the year ended December 31, 2022 primarily due to the Merger.
Amortization of intangibles. Amortization of intangibles increased $17.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to amortization of the $138.2 million core deposit intangible created as a result of the Merger.

Professional fees. Professional fees increased $4.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to various projects, some of which related to the Company’s assets crossing the $10 billion threshold.
Regulatory assessments and FDIC insurance. Regulatory assessments and FDIC insurance increased $6.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $2.4 million accrual for future payments to the FDIC pursuant to the final FDIC rule implementing a special insurance assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following several bank failures during 2023.
Acquisition and merger-related expenses. Acquisition and merger-related expenses decreased $8.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a reduction in legal and advisory fees associated with the Merger in 2022.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio decreased to 63.02% for the year ended December 31, 2023 compared to 64.23% for the year ended December 31, 2022 and 58.86% for the year ended December 31, 2021.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and other nondeductible expenses. Income tax expense increased $20.3 million, or 183.0%, to $31.4 million for the year ended December 31, 2023 compared with $11.1 million for the same period in 2022 primarily due to an increase in pre-tax net income. The effective tax rates were 19.4%, 17.7% and 18.4% for the years ended December 31, 2023, 2022 and 2021, respectively.

Financial Condition
Loan Portfolio
At December 31, 2023, total loans were $7.93 billion, an increase of $170.4 million, or 2.2%, compared with December 31, 2022 primarily due to organic growth within our loan portfolio. Total loans as a percentage of deposits were 89.3% and 83.7% as of December 31, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 74.4% and 71.1% as of December 31, 2023 and December 31, 2022, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,409,002	17.8%	$1,455,795	18.8%
Paycheck Protection Program (PPP)	5,100	0.1%	13,226	0.2%
Real estate:
Commercial real estate (including multi-family residential)	4,071,807	51.3%	3,931,480	50.7%
Commercial real estate construction and land development	1,060,406	13.4%	1,037,678	13.4%
1-4 family residential (including home equity)	1,047,174	13.2%	1,000,956	12.9%
Residential construction	267,357	3.4%	268,150	3.4%
Consumer and other	64,287	0.8%	47,466	0.6%
Total loans	7,925,133	100.0%	7,754,751	100.0%
Allowance for credit losses on loans	(91,684)		(93,180)
Loans, net	$7,833,449		$7,661,571
Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies generally located in our market. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department which includes third-party loan review services to review the credit risk on a periodic basis. The internal loan review department focuses on credits not reviewed by the third-party loan reviewer to ensure more complete coverage of credit risk. Results of these reviews are presented to management and the risk committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel and contained in our policies and procedures.
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased $46.8 million, or 3.2%, to $1.41 billion as of December 31, 2023 compared to $1.46 billion as of December 31, 2022.
Paycheck Protection Program. The balance of PPP loans decreased $8.1 million to $5.1 million as of December 31, 2023 due to loan forgiveness.

Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of December 31, 2023 and December 31, 2022, 46.6% and 45.3%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $140.3 million, or 3.6%, to $4.07 billion as of December 31, 2023 from $3.93 billion as of December 31, 2022 primarily due to organic loan growth. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans increased $17.2 million to $488.8 million as of December 31, 2023 from $471.6 million as of December 31, 2022. We had 236 multi-family loans with an average loan size of $2.1 million as of December 31, 2023.

As of December 31, 2023, the Company’s commercial real estate (including multi-family residential) loan portfolio included $298.9 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $287.3 million as of December 31, 2022.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2023 and December 31, 2022, 21.1% and 18.2%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans increased $22.7 million, or 2.2%, to $1.06 billion as of December 31, 2023 compared to $1.04 billion as of December 31, 2022.
As of December 31, 2023, the Company’s commercial real estate construction and land development loan portfolio included $80.5 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $79.7 million as of December 31, 2022.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $46.2 million, or 4.6%, to $1.05 billion as of December 31, 2023 from $1.00 billion as of December 31, 2022.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $793 thousand, or 0.3%, to $267.4 million as of December 31, 2023 from $268.2 million as of December 31, 2022.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $16.8 million, or 35.4%, to $64.3 million as of December 31, 2023 from $47.5 million as of December 31, 2022.

The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	December 31, 2023
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$604,930	$608,362	$195,374	$336	$1,409,002
Paycheck Protection Program (PPP)	35	5,065	—	—	5,100
Real estate:
Commercial real estate (including multi-family residential)	557,948	2,025,104	941,105	547,650	4,071,807
Commercial real estate construction and land development	301,644	583,097	64,146	111,519	1,060,406
1-4 family residential (including home equity)	82,755	391,513	148,491	424,415	1,047,174
Residential construction	149,861	46,811	29,148	41,537	267,357
Consumer and other	38,167	22,187	3,933	—	64,287
Total loans	$1,735,340	$3,682,139	$1,382,197	$1,125,457	$7,925,133

Loans with predetermined (fixed) interest rates	$870,805	$2,771,179	$576,799	$273,417	$4,492,200
Loans with floating interest rates	864,535	910,960	805,398	852,040	3,432,933
Total loans	$1,735,340	$3,682,139	$1,382,197	$1,125,457	$7,925,133

	December 31, 2022
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$601,103	$669,907	$183,693	$1,092	$1,455,795
Paycheck Protection Program (PPP)	46	13,180	—	—	13,226
Real estate:
Commercial real estate (including multi-family residential)	408,588	2,148,447	949,717	424,728	3,931,480
Commercial real estate construction and land development	222,515	680,618	59,509	75,036	1,037,678
1-4 family residential (including home equity)	104,814	380,332	165,009	350,801	1,000,956
Residential construction	146,429	62,386	40,792	18,543	268,150
Consumer and other	20,462	23,657	3,347	—	47,466
Total loans	$1,503,957	$3,978,527	$1,402,067	$870,200	$7,754,751

Loans with predetermined (fixed) interest rates	$771,011	$2,883,016	$586,171	$232,312	$4,472,510
Loans with floating interest rates	732,946	1,095,511	815,896	637,888	3,282,241
Total loans	$1,503,957	$3,978,527	$1,402,067	$870,200	$7,754,751
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of December 31, 2023 and 2022,

commercial real estate and commercial construction loans represented 64.7% and 64.1%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $39.2 million, or 0.37% of total assets at December 31, 2023, compared to $45.0 million, or 0.41% of total assets in nonperforming loans at December 31, 2022. Nonaccrual loans consisted of 114 separate credits at December 31, 2023 compared to 96 separate credits at December 31, 2022. The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$5,048	$25,297
Paycheck Protection Program (PPP)	—	105
Real estate:
Commercial real estate (including multi-family residential)	16,699	9,970
Commercial real estate construction and land development	5,043	—
1-4 family residential (including home equity)	8,874	9,404
Residential construction	3,288	—
Consumer and other	239	272
Total nonaccrual loans	39,191	45,048
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	39,191	45,048
Other real estate	—	—
Total nonperforming assets	$39,191	$45,048
Modified/restructured loans(1)	$15,727	$35,425
Nonperforming assets to total assets	0.37%	0.41%
Nonperforming loans to total loans	0.49%	0.58%
(1)On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2022-02, which replaced the troubled debt restructuring classification with a modified loan classification that is assessed in a different manner. Modified/restructured loans represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with ASC Topic 326- Measurement of Credit Losses on Financial Instruments (“ASC 326”), that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At December 31, 2023, our allowance for credit losses on loans was $91.7 million, or 1.16% of total loans, compared with $93.2 million, or 1.20% of total loans, as of December 31, 2022. The decrease in the allowance for credit losses on loans during 2023 primarily resulted from changes to specific reserves, among other things. The following table presents an analysis of the allowance for credit losses on loans and other related data as of and for the periods indicated:

	December 31,
	2023	2022
	(Dollars in thousands)
Average loans outstanding	$7,961,911	$5,171,944
Gross loans outstanding at end of period	7,925,133	7,754,751
Allowance for credit losses on loans at beginning of period	93,180	47,940
Allowance for PCD loans	—	7,558
Provision for credit losses on loans(1)	9,625	44,032
Charge-offs:
Commercial and industrial loans	(10,600)	(7,461)
Real estate:
Commercial real estate (including multi-family residential)	—	(400)
Commercial real estate construction and land development	—	(72)
1-4 family residential (including home equity)	(1,525)	(57)
Consumer and other	(291)	(66)
Total charge-offs for all loan types	(12,416)	(8,056)
Recoveries:
Commercial and industrial loans	1,223	1,334
Real estate:
Commercial real estate (including multi-family residential)	16	174
Commercial real estate construction and land development	—	59
1-4 family residential (including home equity)	9	52
Consumer and other	47	87
Total recoveries for all loan types	1,295	1,706
Net charge-offs	(11,121)	(6,350)
Allowance for credit losses on loans at end of period	$91,684	$93,180
Allowance for credit losses on loans to total loans	1.16%	1.20%
Net charge-offs to average loans	0.14%	0.12%
Allowance for credit losses on loans to nonperforming loans	233.94%	206.85%
(1)    The 2022 provision for credit losses on loans includes a $28.2 million provision on non-PCD loans as a result of the Merger.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2023, our allowance for credit losses on unfunded commitments was $11.3 million compared to $12.0 million at December 31, 2022.
See Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of December 31, 2023, the carrying amount of investment securities totaled $1.40 billion, a decrease of $411.9 million, or 22.8%, compared with $1.81 billion as of December 31, 2022. Securities represented 13.1% and 16.6% of total assets as of December 31, 2023 and 2022, respectively.
All of the securities in our securities portfolio are classified as available for sale. Securities classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in interest income. The following tables summarize the amortized cost and fair value of the securities in our securities portfolio as of the dates shown:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 4 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

The following table summarizes the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the tables below, the yields on municipal securities were calculated on a tax equivalent basis.

	December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$84,932	1.35%	$78,193	1.31%	$7,442	4.69%	$136,962	4.61%	$307,529	2.87%
Municipal securities	—	0.00%	1,806	4.78%	67,735	2.35%	160,074	2.65%	229,615	2.58%
Agency mortgage-backed pass-through securities	640	2.98%	4,852	2.92%	12,025	4.32%	407,147	3.45%	424,664	3.47%
Agency collateralized mortgage obligations	—	0.00%	11,170	2.80%	7,869	2.66%	443,459	1.90%	462,498	1.93%
Corporate bonds and other	1,077	2.50%	3,000	5.75%	62,368	4.75%	54,379	2.98%	120,824	3.96%
Total	$86,649	1.37%	$99,021	1.76%	$157,439	3.58%	$1,202,021	2.88%	$1,545,130	2.80%

	December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$76,438	0.54%	$173,380	0.92%	$16,081	4.96%	$167,518	4.92%	$433,417	2.55%
Municipal securities	—	0.00%	21,195	3.45%	93,313	2.93%	465,568	3.39%	580,076	3.31%
Agency mortgage-backed pass-through securities	1	3.21%	14,112	4.02%	11,201	4.53%	345,157	2.94%	370,471	3.03%
Agency collateralized mortgage obligations	—	0.00%	17,291	2.80%	8,008	2.70%	436,461	1.78%	461,760	1.83%
Corporate bonds and other	1,050	1.25%	4,000	6.20%	64,176	4.64%	73,966	2.68%	143,192	3.66%
Total	$77,489	0.55%	$229,978	1.58%	$192,779	3.75%	$1,488,670	2.95%	$1,988,916	2.78%
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
As of December 31, 2023 and 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.75% during the year ended December 31, 2023 compared with 2.13% for the year ended December 31, 2022. The increase in average yield during 2023 compared to 2022 was primarily due to reinvestment at higher interest rates during 2023 and changes in the mix of securities within the portfolio.
Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of both December 31, 2023 and 2022. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of December 31, 2023 was $116.7 million compared to $143.5 million as of December 31, 2022. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at December 31, 2023 were $8.87 billion, a decrease of $394.2 million, or 4.3%, compared with $9.27 billion at December 31, 2022 primarily driven by industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at December 31, 2023 were $3.55 billion, a decrease of $683.4 million, or 16.2%, compared with $4.23 billion at December 31, 2022. Interest-bearing deposits at December 31, 2023 were $5.33 billion, an increase of $289.2 million, or 5.7%, compared with $5.04 billion at December 31, 2022. Our ratio of noninterest-bearing deposits to total deposits was 40.0% and 45.6% for the years ended December 31, 2023, and 2022, respectively.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,464,015	2.64%	$1,140,575	0.81%
Money market and savings	2,259,264	2.15%	1,841,348	0.54%
Certificates and other time	1,239,345	3.33%	1,034,491	0.76%
Total interest-bearing deposits	4,962,624	2.59%	4,016,414	0.67%
Noninterest-bearing deposits	3,814,651	—	2,833,865	—
Total deposits	$8,777,275	1.47%	$6,850,279	0.39%
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at December 31, 2023 (in thousands):

Three months or less	$211,352
Over three months through six months	153,056
Over six months through 12 months	145,320
Over 12 months	38,710
Total	$548,438

Borrowings
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2023, the Company had total borrowing capacity of $3.48 billion of which $1.61 billion was available under this agreement and $1.87 billion was outstanding pursuant to FHLB advances and letters of credit. FHLB advances of $50.0 million were outstanding at December 31, 2023, at a weighted average rate of 5.75%.
FHLB letters of credit were $1.82 billion at December 31, 2023 and will expire in the following periods (in thousands):

2024	$926,290
2025	295,500
2026	57,300
2027	448,000
Thereafter	97,000
Total	$1,824,090
Subordinated Debt
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc.in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to the 3-Month SOFR plus a comparable spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s issuances of junior subordinated debentures outstanding at December 31, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2023.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. As of December 15, 2022, the Bank Notes bore a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitioned to 3-Month SOFR plus a spread adjustment immediately after June 30, 2023, until the

Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes were within five years of maturity, only 60% of the notes are eligible for Tier 2 capital treatment at December 31, 2023.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current 3-Month SOFR, plus 3.13%, which transitioned from LIBOR immediately after June 30, 2023, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. At December 31, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0% and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2023, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2023 and 2022, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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

Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $1.93 billion, or 28.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our average loans increased $2.79 billion, or 53.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.6 years and 8.3 years at December 31, 2023 and 2022, respectively.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated.

	Years Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	35.5%	35.4%
Interest-bearing	46.2%	50.3%
Borrowed funds	3.0%	0.8%
Subordinated debt	1.0%	1.4%
Other liabilities	0.8%	0.8%
Shareholders’ equity	13.5%	11.3%
Total	100.0%	100.0%
Uses of Funds:
Loans	74.1%	64.7%
Securities	13.9%	22.3%
Deposits in other financial institutions	2.2%	5.8%
Noninterest-earning assets	9.8%	7.2%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	43.5%	41.4%
Average loans to average deposits	90.7%	75.5%
As of December 31, 2023 and 2022, we had outstanding commitments to extend credit of $1.79 billion and $2.36 billion, respectively, and commitments associated with outstanding letters of credit of $37.7 million and $35.5 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At December 31, 2023 and 2022, the Company had FHLB letters of credit in the amount of $1.82 billion and $1.08 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 10 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $3.62 billion, or 40.8%, of total deposits at December 31, 2023. Estimated uninsured deposits net of collateralized deposits were 42.6% of total deposits at December 31, 2023. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $1.16 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $4.78 billion, or 53.9%, of deposits at December 31, 2023.
As of December 31, 2023 and 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of December 31, 2023. These include payments related to (1) operating leases (Note 6 – Premises and Equipment and Leases), (2) time deposits with stated maturity dates (Note 8 – Deposits), (3) borrowings (Note 10 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 15 – Off-Balance Sheet Arrangements, Commitments and Contingencies).

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2023. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2023
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(In thousands)
Commitments to extend credit	$709,432	$504,937	$260,747	$317,898	$1,793,014
Standby letters of credit	32,035	3,395	2,231	—	37,661
Total	$741,467	$508,332	$262,978	$317,898	$1,830,675
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
Under current guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of Tier 1 capital, which includes common shareholders’ equity (including retained earnings), less goodwill, other disallowed intangible assets and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio, requiring Tier 1 capital of at least 4.0% of average quarterly total consolidated assets, net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.
Under the Federal Deposit Insurance Act, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well- capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2023 and 2022, the Bank was well-capitalized. Total shareholders' equity was $1.52 billion at December 31, 2023 compared with $1.38 billion at December 31, 2022, an increase of $137.8 million. This increase was primarily due to net income of $130.5 million and the decrease in unrealized losses on available for sale securities partially offset by dividends paid of $0.52 per common share during 2023.
The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2023 to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
STELLAR BANCORP, INC.
(Consolidated)
Total Capital (to risk weighted assets)	14.02%	8.00%	10.50%	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	11.77%	4.50%	7.00%	N/A
Tier 1 Capital (to risk weighted assets)	11.89%	6.00%	8.50%	N/A
Tier 1 Capital (to average tangible assets)	10.18%	4.00%	4.00%	N/A

STELLAR BANK
Total Capital (to risk weighted assets)	13.65%	8.00%	10.50%	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	12.20%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk weighted assets)	12.20%	6.00%	8.50%	8.00%
Tier 1 Capital (to average tangible assets)	10.44%	4.00%	4.00%	5.00%
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
Our exposure to interest rate risk is managed by our Asset Liability Committee (“ALCO”). The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.
We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Where applicable, instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency and call dates, as well as prepayment assumptions for loans and securities and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.
The following table summarizes the simulated change in the economic value of equity and net interest income over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
+300	(0.9)%	0.5%	(0.9)%	(2.9)%
+200	(0.6)%	0.5%	1.8%	(0.7)%
+100	0.1%	0.4%	3.4%	0.6%
Base	0.0%	0.0%	0.0%	0.0%
-100	0.5%	(2.0)%	1.0%	(3.2)%
-200	0.2%	(7.5)%	(3.6)%	(9.4)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2023, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Asset/Liability Management and Interest Rate Risk.” Our principal market risk exposure is to changes in interest rates.
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

See Exhibits 31.1 and 31.2 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer, respectively.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting standards (“GAAP”). All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Crowe LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 173), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Their report is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.

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
Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, Texas, Firm ID: 173)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.2*	Description of Registrant’s Securities
4.3	Other instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Section (b) (4) (iii) (A) of Item 601 of Regulation S-K. The Company agrees to furnish copies of these instruments to the Commission upon request.
10.1	Third Amended and Restated Loan Agreement, dated December 13, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022)
10.2	Revolving Promissory Note (Floating Rate), dated December 13, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2022)
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

10.6†
Form of Allegiance Bancshares, Inc.’s Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Allegiance Bancshares, Inc.’s Current Report on Form 8-K filed on March 18, 2022)

10.7†	Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.8†
Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 31, 2022 (File No. 333-268073)

10.9†
Stellar Bancorp, Inc. Form of Performance Share Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on October 31, 2022 (File No. 333-268073)

10.10†	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.11†	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)
10.12†
Amended and Restated Employment Agreement, dated August 26, 2022, by and among CommunityBank of Texas, N.A. and Travis Jaggers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

10.13†	CBTX, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the Commission on October 30, 2017, File No. 333-220930)
10.14†
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

10.18†	VB Texas, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)
10.19†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the Commission on October 13, 2017, File No. 333-220930)
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

10.22†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

10.23†
Amendment to the Post Oak Bancshares, Inc. Stock Option Plan, dated March 17, 2011, (incorporated by reference to Allegiance’s Exhibit 4.3 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))

10.24†	Post Oak Bancshares, Inc. Stock Option Plan, (incorporated by reference to Allegiance’s Exhibit 4.2 to Form S-8 filed with the SEC on November 1, 2018 (Commission File No. 333-228119))
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

10.28†
Allegiance Bancshares, Inc. 2015 Amended and Restated Stock Awards and Incentive Plan (including form of awards) (incorporated by reference to Exhibit 10.2 to Allegiance’s Registration Statement on Form S-1 filed with the SEC on August 24, 2015 (Commission File No. 333-206536))

10.29†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

21.1*	Subsidiaries of Stellar Bancorp, Inc.
23.1*	Consent of Crowe LLP
24.1*	Power of Attorney
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________

*    Filed with this Annual Report on Form 10-K
**    Furnished with this Annual Report on Form 10-K
***     Schedules have been omitted pursuant to Item 601(a) (5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished
†     Indicates a management contract or compensatory plan
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR BANCORP, INC.

Date: February 29, 2024	By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Robert R. Franklin, Jr.	Chief Executive Officer (Principal Executive Officer); Director	February 29, 2024
Robert R. Franklin, Jr.

/s/ Paul P. Egge	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 29, 2024
Paul P. Egge

*	Director	February 29, 2024
John Beckworth

*	Director	February 29, 2024
Jon-Al Duplantier

*	Director	February 29, 2024

Cynthia Dopjera
*	Director	February 29, 2024

Michael A. Havard

*	Director	February 29, 2024
Frances H. Jeter

*	Director	February 29, 2024
George Martinez

*	Director	February 29, 2024
Joe E. Penland, Sr.

*	Director	February 29, 2024
Reagan A. Reaud

*	Director	February 29, 2024
Steven F. Retzloff

*	Director	February 29, 2024
Fred S. Robertson

*	Director	February 29, 2024
Joseph B. Swinbank

*	Director	February 29, 2024
John E. Williams, Jr.

*	Director	February 29, 2024
William E. Wilson, Jr.

*By: /s/ Robert R. Franklin, Jr.
Attorney-in-Fact
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Stellar Bancorp, Inc.
Houston, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stellar Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (“ACL”) on loans – Qualitative Loss Factors

As described in Notes 1 and 5 to the consolidated financial statements, the Company estimates expected credit losses to be realized over the contractual life of its loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

As of December 31, 2023, the ACL on loans of $91.7 million consisted of (1) loss allocations on loans individually evaluated and (2) loss allocations on loans collectively evaluated. Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors. The portfolio-specific factors are described in more detail within Note 1.

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

The primary audit procedures we performed to address this critical audit matter included:

•Tested the design and operating effectiveness of the Company’s internal controls related to the qualitative factors including controls addressing:

•Management’s judgments involved in the determination of qualitative loss factor adjustments;

•Management’s review over the relevance and reliability of the data used in qualitative loss factor adjustments; and

•Management’s testing of the mathematical accuracy of the ACL calculation.

•We performed substantive audit procedures related to the qualitative factors, including:

•Evaluation of qualitative loss factor adjustments, including evaluating external economic and industry trends, evaluating the overall composition of the loan portfolio, and evaluating the appropriateness of both current conditions and reasonable and supportable forecasts;

•Evaluation of the relevance and reliability of the data used in qualitative loss factor adjustments; and

•Verified the mathematical accuracy of management’s qualitative allocation calculation.

Goodwill Impairment Evaluation - As of September 30, 2023

As described in Note 3 to the consolidated financial statements, the Company’s consolidated Goodwill balance was $497.3 million as of December 31, 2023, which is allocated to the Company’s single reporting unit.

Goodwill is tested annually for impairment at the reporting unit level as of October 1st, or on an interim basis if there are events or circumstances that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking failures resulted in a decrease in the Company's stock price and market capitalization. Management believed these collective events triggered an interim goodwill impairment quantitative analysis as of September 30, 2023, concluding goodwill was not impaired as of that date.

In determining the fair value of the reporting unit as of September 30, 2023, the Company used a combination of a weighted income valuation methodology and a market valuation methodology. In performing the income valuation methodology, the Company utilized multi-year cash projections that rely on internal forecasts that are discounted to present value. The selection and development of the assumptions related to the cash flow projections that relied upon the Company’s internal forecasts and the discount rate required a high degree of management judgment.

We identified the audit procedures related to the goodwill impairment evaluation as of September 30, 2023, as a critical audit matter due to the significant auditor judgment required to audit the multi-year cash projections that rely on internal forecasts and the discount rate.

The primary audit procedures we performed to address this critical audit matter included the following:

•Tested the design and operating effectiveness of the Company’s internal controls related to the goodwill impairment evaluation including controls addressing:

◦Management’s review of the financial data used in the fair value estimate for completeness and accuracy;

◦Management’s review of the reasonableness of the Company’s multi-year cash flow projections used in the discounted cash flow methodology; and

◦Management’s evaluation of the reasonableness of the valuation methodologies and the significant assumptions including the discount rate.

•We performed substantive audit procedures related to the goodwill impairment evaluation, including:

◦Evaluation of financial data for completeness and accuracy;

◦Evaluation of the reasonableness of the Company’s multi-year cash flows projections used in the discounted cash flow methodology; and

◦Evaluation, with the assistance of our internal valuation specialists, of the appropriateness of valuation methodologies and significant assumptions including the discount rate.
/s/ Crowe LLP
We have served as the Company's auditor since 2014.
Dallas, Texas
February 29, 2024

STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$121,004	$67,063
Interest-bearing deposits at other financial institutions	278,233	304,642
Total cash and cash equivalents	399,237	371,705
Available for sale securities, at fair value	1,395,680	1,807,586
Loans held for investment	7,925,133	7,754,751
Less: allowance for credit losses on loans	(91,684)	(93,180)
Loans, net	7,833,449	7,661,571
Accrued interest receivable	44,244	44,743
Premises and equipment, net	118,683	126,803
Federal Home Loan Bank stock	25,051	15,058
Bank-owned life insurance	105,084	103,094
Goodwill	497,318	497,260
Core deposit intangibles, net	116,712	143,525
Other assets	111,681	129,092
TOTAL ASSETS	$10,647,139	$10,900,437
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,546,815	$4,230,169
Interest-bearing
Demand	1,659,999	1,591,828
Money market and savings	2,136,777	2,575,923
Certificates and other time	1,529,876	869,712
Total interest-bearing deposits	5,326,652	5,037,463
Total deposits	8,873,467	9,267,632
Accrued interest payable	11,288	2,098
Borrowed funds	50,000	63,925
Subordinated debt	109,765	109,367
Other liabilities	81,601	74,239
Total liabilities	9,126,121	9,517,261
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at both December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized, 53,291,079 shares issued and outstanding at December 31, 2023 and 52,954,985 shares issued and outstanding at December 31, 2022	533	530
Capital surplus	1,232,627	1,222,761
Retained earnings	405,945	303,146
Accumulated other comprehensive loss	(118,087)	(143,261)
Total shareholders’ equity	1,521,018	1,383,176
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,647,139	$10,900,437
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$537,722	$280,375	$230,713
Securities:
Taxable	38,494	27,128	11,889
Tax-exempt	2,553	10,733	9,909
Deposits in other financial institutions	12,048	4,758	673
Total interest income	590,817	322,994	253,184
INTEREST EXPENSE:
Demand, money market and savings deposits	87,335	19,139	5,365
Certificates and other time deposits	41,286	7,825	11,628
Borrowed funds	17,807	1,216	1,878
Subordinated debt	7,630	5,856	5,749
Total interest expense	154,058	34,036	24,620
NET INTEREST INCOME	436,759	288,958	228,564
Provision for credit losses	8,943	50,712	(2,322)
Net interest income after provision for credit losses	427,816	238,246	230,886
NONINTEREST INCOME:
Nonsufficient funds fees and overdraft charges	1,298	834	464
Service charges on deposit accounts	4,766	2,856	1,671
Gain (loss) on sale of assets	390	4,050	(272)
Bank-owned life insurance income	2,178	1,125	554
Debit card and ATM income	4,996	4,465	2,996
Other	10,934	7,024	3,149
Total noninterest income	24,562	20,354	8,562
NONINTEREST EXPENSE:
Salaries and employee benefits	157,034	107,554	90,177
Net occupancy and equipment	16,932	10,335	9,144
Depreciation	7,584	4,951	4,254
Data processing and software amortization	19,526	11,337	8,862
Professional fees	7,955	3,583	3,025
Regulatory assessments and FDIC insurance	11,032	4,914	3,407
Amortization of intangibles	26,883	9,303	3,296
Communications	2,796	1,800	1,406
Advertising	3,627	2,460	1,692
Acquisition and merger-related expenses	15,555	24,138	2,011
Other	21,570	15,701	12,280
Total noninterest expense	290,494	196,076	139,554
INCOME BEFORE INCOME TAXES	161,884	62,524	99,894
Provision for income taxes	31,387	11,092	18,341
NET INCOME	$130,497	$51,432	$81,553
EARNINGS PER SHARE:
Basic	$2.45	$1.48	$2.85
Diluted	$2.45	$1.47	$2.82
DIVIDENDS PER SHARE	$0.52	$0.43	$0.34
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$130,497	$51,432	$81,553
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	31,086	(203,214)	(21,696)
Reclassification of loss (gain) realized through the sale of securities	794	(1,218)	(49)
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	—	—	1,477
Reclassification of gain realized through the termination of cash flow hedge	—	—	(225)
Total other comprehensive income (loss)	31,880	(204,432)	(20,493)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(6,706)	42,929	4,304
Other comprehensive income (loss), net of tax	25,174	(161,503)	(16,189)
Comprehensive income (loss)	$155,671	$(110,071)	$65,364
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2020	28,663,076	$287	$528,715	$195,236	$34,431	$758,669
Net income	—	—	—	81,553	—	81,553
Other comprehensive loss	—	—	—	—	(16,189)	(16,189)
Cash dividends declared, $0.34 per share	—	—	—	(9,697)	—	(9,697)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	411,482	4	3,808	—	—	3,812
Repurchase of common stock	(228,655)	(2)	(5,657)	—	—	(5,659)
Stock based compensation expense	—	—	3,979	—	—	3,979
BALANCE AT DECEMBER 31, 2021	28,845,903	289	530,845	267,092	18,242	816,468
Net income	—	—	—	51,432	—	51,432
Other comprehensive loss	—	—	—	—	(161,503)	(161,503)
Cash dividends declared, $0.43 per share	—	—	—	(15,378)	—	(15,378)
Common stock issued in connection with the exercise of stock options, restricted stock awards and the ESPP	925,721	9	68	—	—	77
Repurchase of common stock	(831,911)	(8)	(23,597)	—	—	(23,605)
Stock based compensation expense	—	—	9,042	—	—	9,042
Impact of merger with CBTX (See Note 2)	24,015,272	240	706,403	—	—	706,643
BALANCE AT DECEMBER 31, 2022	52,954,985	530	1,222,761	303,146	(143,261)	1,383,176
Net income	—	—	—	130,497	—	130,497
Other comprehensive income	—	—	—	—	25,174	25,174
Cash dividends declared, $0.52 per share	—	—	—	(27,698)	—	(27,698)
Common stock issued in connection with the exercise of stock options and restricted stock awards	336,094	3	(79)	—	—	(76)
Stock based compensation expense	—	—	9,945	—	—	9,945
BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,497	$51,432	$81,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	34,467	14,254	7,550
Net accretion of discount on loans	(46,791)	(8,313)	(458)
Net amortization of premium on securities	6,583	5,729	7,764
Provision for credit losses	8,943	50,712	(2,322)
Deferred income tax expense	10,250	1,931	2,783
Stock based compensation expense	9,945	9,042	3,979
Net change in operating leases	4,198	2,816	2,859
Bank owned life insurance income	(2,178)	(1,125)	(554)
Federal Home Loan Bank stock dividends	(1,224)	(141)	(68)
(Gain) loss on sale of assets	(390)	(4,050)	272
Loss on write-down of premises, equipment and other real estate	—	952	1,317
Excess tax benefit from stock based compensation	(61)	(396)	(620)
Decrease (increase) in accrued interest receivable and other assets	(2,323)	2,623	(1,317)
Increase (decrease) in accrued interest payable and other liabilities	16,301	(16,400)	4,643
Net cash provided by operating activities	168,217	109,066	107,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(4,093,405)	(2,445,525)	(4,315,947)
Proceeds from maturities and principal paydowns of available for sale securities	4,137,330	2,351,865	3,281,513
Proceeds from sales and calls of available for sale securities	392,687	365,217	4,898
Net change in total loans	(134,712)	(561,197)	277,440
Purchase of bank premises and equipment	(6,861)	(3,811)	(2,932)
Proceeds from sale of bank premises, equipment and other real estate	8,984	2,322	1,738
Net purchases of Federal Home Loan Bank stock	(8,769)	(5,559)	(1,534)
Net cash received in the Merger	—	370,448	—
Net cash provided by (used in) investing activities	295,254	73,760	(754,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(683,354)	206,611	538,518
Net increase (decrease) in interest-bearing deposits	289,189	(710,335)	520,781
Dividends paid to common shareholders	(27,698)	(15,378)	(9,697)
Net change in other borrowed funds	(14,000)	(26,000)	(50,000)
Net paydown in borrowings under credit agreement	—	—	(15,569)
(Payments made) proceeds received related to stock options, restricted stock and shares issued under the ESPP Plan	(76)	77	3,812
Repurchase of common stock	—	(23,605)	(5,659)
Net cash (used in) provided by financing activities	(435,939)	(568,630)	982,186
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,532	(385,804)	334,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,705	757,509	422,766
CASH AND CASH EQUIVALENTS, END OF PERIOD	$399,237	$371,705	$757,509
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$14,000	$15,050	$19,250
Interest paid	144,868	33,691	25,568
Cash paid for operating lease liabilities	4,586	4,872	3,433
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$1,406	$2,488	$1,446
Branch assets transferred to assets held for sale	3,819	6,013	2,925
Bank-financed sales of other real estate	—	2,115	8,125
Loans transferred to other real estate	—	—	821
Assets and liabilities assumed in the Merger (See Note 2)	—	—	—
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations and Principles of Consolidation—The audited consolidated financial statements presented in this Annual Report on Form 10-K include the consolidated results of Stellar and its wholly-owned subsidiary, Stellar Bank, which are collectively herein referred to as “we,” “us”, “our” and the “Company.” The Company provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank.
The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals through its 54 banking centers with 37 banking centers in the Houston metropolitan statistical area (“MSA”), 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.
Merger of Equals—The merger of equals (the “Merger”) between Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”), was effective on October 1, 2022, with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. At the effective time of the Merger, each outstanding share of Allegiance common stock was converted into the right to receive 1.4184 shares of common stock of the Company. Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly owned subsidiary of Allegiance, with Allegiance Bank as the surviving bank. Allegiance Bank changed its name to Stellar Bank on February 18, 2023 in connection with the operational conversion.
The Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting. As a result, Allegiance was the accounting acquirer and CBTX was the legal acquirer and the accounting acquiree. Accordingly, the historical financial statements of Allegiance became the historical financial statements of the combined company for all periods prior to October 1, 2022 (the “Merger Date”). In addition, the assets and liabilities of CBTX were recorded at their estimated fair values and added to those of Allegiance as of October 1, 2022. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are subjective.
The results of operations for the year ended December 31, 2022 reflect Allegiance results for the first nine months of 2022, while the results for the fourth quarter of 2022, after the Merger on October 1, 2022, set forth the results of operations for the Company. The Company’s historical operating results as of and for the year ended December 31, 2021, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of CBTX. The Merger had a significant impact on all aspects of the Company’s financial statements, and financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions for the impact of the Merger.
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
Cash and cash equivalents—Cash and cash equivalents include cash, deposits with other financial institutions with maturities not greater than one year. Net cash flows are reported for customer loan and deposit transactions. The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2023 and 2022.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs. Accrued interest receivable on loans totaled $37.4 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.
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
Allowance for Credit Losses on Loans—The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses in the loan portfolio at the balance sheet date. The Company disaggregates the loan portfolio into pools for purposes of determining the allowance for credit losses. These pools are based on the level at which the Company develops, documents and applies a systematic methodology to determine the allowance for credit losses.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A change in the allowance for credit losses on loans can be attributable to several factors, most notably specific reserves for individually evaluated loans, historical lifetime loan loss information, and changes in economic factors and growth in the loan portfolio. Specific reserves that are calculated on an individual basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical lifetime credit losses, on the other hand, are based on an open-pool (“cumulative loss rate”) methodology, which is then applied to estimate lifetime credit losses in the loan portfolio. The allowance for credit losses on loans is further determined by the size of the loan portfolio subject to the allowance methodology and factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. These factors include current economic metrics, reasonable and supportable forecasted economic metrics, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical lifetime loss experience. Based on the Company’s actual historical lifetime loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probable level of lifetime losses as of the date of measurement. The Company’s analysis of qualitative, or economic, factors on pools of loans with common risk characteristics, in combination with the quantitative historical lifetime loss information and specific reserves, provides the Company with an estimate of lifetime losses.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled loan modification will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and, as allowed under Accounting Standards Codification (“ASC”) Topic 326 - Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), is excluded from the tabular loan disclosures in Note 5 – Loans and Allowance for Credit Losses.
Allowance for Credit Losses on Unfunded Commitments—The Company estimates expected credit losses over the contractual term in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is recorded on the balance sheet in other liabilities and is adjusted as a provision for (or reversal of) credit loss expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.
Allowance for Credit Losses - Securities Available for Sale—For securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company first assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provisions for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses.
Accrued interest receivable on securities available for sale totaled $6.7 million at December 31, 2023 and is excluded from the estimate of credit losses.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans acquired in a business combination—The Company records purchased credit deteriorated (“PCD”) loans, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD loans. Changes in estimates of expected losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods. Any noncredit discount or premium resulting from the acquisition of purchased loans with credit deterioration was allocated to each individual loan. The determination of PCD classification on acquired loans can have a significant impact on the accounting for these loans.

At acquisition date, the initial allowance for PCD loans that do not share risk characteristics with pooled PCD loans, are evaluated by the Company on an individual loan basis. The expected credit loss was measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss was measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The noncredit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Individually evaluated PCD loans were $25.3 million and the associated allowance for credit losses was $894 thousand at December 31, 2023.

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

For further discussion of our loan accounting and acquisitions, see Note 2 – Acquisitions and Note 5 – Loans and Allowance for Credit Losses.
Collateral Dependent Loans with Specific Allocation of Allowance for Credit Losses on Loans—A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses on loans is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is generally determined by third-party appraisals or internal evaluations, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports,

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
Troubled debt restructurings (“TDRs”)—Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. The Company assesses the exposure for each modification, by collateral discounting and determines if a specific allocation to the allowance for credit losses is needed. Once an obligation has been restructured because of such credit problems, it continues to be considered a troubled debt restructuring until paid in full. The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least twelve months. The TDR accounting model was replaced in 2023 by the loan modification model.
Loan Modifications— Beginning in the first quarter of 2023, the Company started applying the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty on a prospective basis. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. See “Adoption of New Accounting Standards” below.
    Premises and Equipment—Premises and equipment is carried at cost less accumulated depreciation. Depreciation expense is calculated principally using the straight-line method over the estimated useful lives of the assets which range from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter. Land is carried at cost.
Leases—The Company leases certain branch locations, office facilities and equipment under operating leases. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. For operating leases other than those considered to be short-term, the Company recognizes lease right-of-use assets and related lease liabilities. Such amounts are reported as components of premises and equipment and other liabilities, respectively, on the consolidated balance sheet. The Company owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant.
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
Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2023, the balance of other real estate owned was zero.
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
Bank-Owned Life Insurance—The Company purchased bank-owned life insurance policies on certain key executives and acquired life insurance policies in conjunction with mergers and acquisitions. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, and the most reasonable estimate of fair value, adjusted for other charges or other amounts due that are probable at settlement.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Financial Instruments—Derivatives are recorded at fair value in other assets or other liabilities on the balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements. Fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.
For derivative instruments that are designated and qualify for hedge accounting, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company had no derivative instruments that qualified for hedge accounting during 2023 or 2022.
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
The fair value of restricted stock awards is generally the grant date market price of our stock. The grant date fair value of the PSUs and PSAs are based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock at grant date and a Monte Carlo simulated fair value in accordance with ASC 718. The impact of forfeitures of share-based payment awards on compensation expense is recognized as they occur. PSUs are contingent upon performance and service conditions, which affect the number of shares ultimately issued. The Company periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.
Employee Stock Purchase Plan (“ESPP Plan”)—The cost of shares issued in the ESPP Plan, but not allocated to participants, is shown as a reduction of shareholder’s equity. Compensation expense is based on the market price of the shares as they are committed to be released to participant accounts. The fair value of shares purchased in the plan are estimated at the date of grant using the Black-Scholes model. The ESPP plan was suspended at the effective date of the Merger.
Income Taxes—Income tax expense is the total of the current year income tax due and the change in deferred tax assets or liabilities. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Comprehensive income—Comprehensive income consists of net income and other comprehensive income which includes unrealized gains and losses on securities available for sale and the cash flow hedge for 2021, which are also recognized as separate components of equity, net of tax.
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
Revenue from Contracts with Customers—The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). Under ASC Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASC Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC Topic 606 that affect the determination of the amount and timing of revenue from contracts with customers.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards
Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” became effective for the Company for the first quarter of 2023 and did not have a significant impact on the Company’s financial statements. ASU 2022-02 eliminates the TDR accounting model for creditors that have already adopted ASC Topic 326. In lieu of the TDR accounting model, the Company applies the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty, on a prospective basis.
Recent Accounting Standards

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued in December 2023. This update requires that public business entities on an annual basis (1) disclose specific categories in the tax rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold and (3) disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this ASU, but does not believe it will have a significant impact.
2. ACQUISITIONS
Merger of Equals
As described in Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies the Merger was completed on October 1, 2022.
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
Total acquisition and merger-related expenses recognized for the years ended December 31, 2023, 2022 and 2021 were $15.6 million, $24.1 million and $2.0 million, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2020	$223,642	$17,954	$—
Amortization	—	(3,296)	—
Balance as of December 31, 2021	223,642	14,658	—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	497,260	143,525	309
Amortization	—	(26,813)	(70)
Goodwill true-up	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of December 31, 2023	$497,318	$116,712	$212
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

During 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering event requiring an interim goodwill impairment quantitative analysis. As a result, the Company performed a qualitative assessment and quantitative impairment test on its only reporting unit as of September 30, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company. If the Company had deemed intangible assets to be impaired, a non-cash charge for the amount of such impairment would be recorded through earnings and would have no impact on our tangible capital or regulatory capital.

The Company performed its annual impairment test and determined no impairment was necessary for the years ended December 31, 2023, 2022 and 2021.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2023 is as follows (in thousands):

2024	$24,166
2025	21,528
2026	18,896
2027	16,272
Thereafter	35,850
Total	$116,712
4. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$433,417	$90	$(19,227)	$414,280
Municipal securities	580,076	4,319	(43,826)	540,569
Agency mortgage-backed pass-through securities	370,471	362	(42,032)	328,801
Agency collateralized mortgage obligations	461,760	—	(67,630)	394,130
Corporate bonds and other	143,192	2	(13,388)	129,806
Total	$1,988,916	$4,773	$(186,103)	$1,807,586
As of December 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$86,009	$83,404
Due after one year through five years	82,999	78,246
Due after five years through ten years	137,545	123,650
Due after ten years	351,415	324,390
Subtotal	657,968	609,690
Agency mortgage-backed pass through securities and collateralized mortgage obligations	887,162	785,990
Total	$1,545,130	$1,395,680
Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position are as follows:

	December 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$110,038	$(2,208)	$154,145	$(7,993)	$264,183	$(10,201)
Municipal securities	1,303	(14)	177,957	(27,157)	179,260	(27,171)
Agency mortgage-backed pass-through securities	80,208	(1,444)	257,779	(35,717)	337,987	(37,161)
Agency collateralized mortgage obligations	23,051	(621)	348,854	(63,932)	371,905	(64,553)
Corporate bonds and other	11,279	(1,452)	85,285	(11,215)	96,564	(12,667)
Total	$225,879	$(5,739)	$1,024,020	$(146,014)	$1,249,899	$(151,753)

	December 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$99,732	$(1,427)	$305,256	$(17,800)	$404,988	$(19,227)
Municipal securities	228,192	(14,473)	134,640	(29,353)	362,832	(43,826)
Agency mortgage-backed pass-through securities	95,291	(7,612)	199,836	(34,420)	295,127	(42,032)
Agency collateralized mortgage obligations	117,147	(14,426)	276,925	(53,204)	394,072	(67,630)
Corporate bonds and other	72,913	(5,704)	49,893	(7,684)	122,806	(13,388)
Total	$613,275	$(43,642)	$966,550	$(142,461)	$1,579,825	$(186,103)

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company had sales and calls of securities totaling $392.7 million and recorded a net loss of $794 thousand. During the year ended December 31, 2022, the Company sold $365.2 million of securities, including $353.9 million of the securities acquired in the Merger and recorded a net gain on sale of those securities of $1.2 million. During the year ended December 31, 2021, the Company sold $4.9 million of securities and recorded a net gain of $49 thousand.
At December 31, 2023 and 2022, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $607.5 million and $978.9 million at December 31, 2023 and 2022, respectively. The majority of the securities in each case were pledged to collateralize public fund deposits.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and segregated by class of loan were as follows:

	December 31,
	2023	2022
	(In thousands)
Commercial and industrial	$1,409,002	$1,455,795
Paycheck Protection Program (PPP)	5,100	13,226
Real estate:
Commercial real estate (including multi-family residential)	4,071,807	3,931,480
Commercial real estate construction and land development	1,060,406	1,037,678
1-4 family residential (including home equity)	1,047,174	1,000,956
Residential construction	267,357	268,150
Consumer and other	64,287	47,466
Total loans	7,925,133	7,754,751
Allowance for credit losses on loans	(91,684)	(93,180)
Loans, net	$7,833,449	$7,661,571
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
Commercial and Industrial Loans—The Company makes commercial and industrial loans in its market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. The Company generally takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and typically obtains a personal guaranty of the borrower or principal.
Commercial Real Estate—The Company makes loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate.
The Company’s nonowner-occupied and multi-family commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. The Company generally requires the borrower to have had an existing relationship with the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company and have a proven record of success. In addition, these loans are generally guaranteed by individual owners of the borrower and have typically lower loan to value ratios.
Loans secured by owner-occupied properties represented 46.2% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2023. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
Construction and Land Development Loans—The Company makes loans to finance the construction of residential and to a lesser extent nonresidential properties. Construction loans generally are collateralized by first liens on real estate and generally have floating interest rates. Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. The Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
Residential Real Estate Loans—The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s metropolitan area that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a larger number of borrowers.
Consumer and Other Loans—The Company makes a variety of loans to individuals for personal and household purposes including secured and unsecured installment and term loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. Repayment for these loans will come from a borrower’s income source that are typically independent of the loan purpose. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan. Credit risk is driven by consumer economic factors, such as, unemployment and general economic conditions in the Company metropolitan area and the creditworthiness of a borrower.
In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.
Concentrations of Credit
A majority of the Company’s lending activity occurs in and around our market. The Company’s loans are primarily loans secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans
Related-party loans activity for the year ended December 31, 2023 was as follows (in thousands):

Beginning balance on January 1	$78,865
New loans and additions	63,811
Repayments	(27,533)
Ending balance on December 31	$115,143
The related party loans outstanding at December 31, 2023 and 2022 are net of cash collateralized loans of $22.7 million and $21.9 million, respectively.
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $37.4 million and $34.1 million as of December 31, 2023 and 2022, respectively, due to immateriality.

	December 31, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,096	$—	$6,096	$5,048	$1,397,858	$1,409,002
Paycheck Protection Program (PPP)	375	—	375	—	4,725	5,100
Real estate:
Commercial real estate (including multi-family residential)	9,600	—	9,600	16,699	4,045,508	4,071,807
Commercial real estate construction and land development	7,341	—	7,341	5,043	1,048,022	1,060,406
1-4 family residential (including home equity)	3,492	—	3,492	8,874	1,034,808	1,047,174
Residential construction	498	—	498	3,288	263,571	267,357
Consumer and other	64	—	64	239	63,984	64,287
Total loans	$27,466	$—	$27,466	$39,191	$7,858,476	$7,925,133

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$1,591	$—	$1,591	$25,297	$1,428,907	$1,455,795
Paycheck Protection Program (PPP)	517	—	517	105	12,604	13,226
Real estate:
Commercial real estate (including multi-family residential)	3,222	—	3,222	9,970	3,918,288	3,931,480
Commercial real estate construction and land development	851	—	851	—	1,036,827	1,037,678
1-4 family residential (including home equity)	3,385	—	3,385	9,404	988,167	1,000,956
Residential construction	—	—	—	—	268,150	268,150
Consumer and other	192	—	192	272	47,002	47,466
Total loans	$9,758	$—	$9,758	$45,048	$7,699,945	$7,754,751
If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.5 million and $1.7 million would have been recorded as income for the years ended December 31, 2023 and 2022, respectively.
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 10 to 90. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in the our market. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan reaches a set of internally designated criteria, including Substandard or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.
The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2023 and 2022:

	December 31, 2023									December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial and industrial
Pass	$301,765	$260,052	$163,930	$41,778	$25,436	$18,802	$533,531	$31,824	$1,377,118	$1,400,191
Special Mention	121	2,708	491	407	358	—	4,169	86	8,340	18,982
Substandard	1,611	3,677	1,452	696	11,558	260	2,352	1,890	23,496	36,568
Doubtful	48		—	—	—	—	—	—	48	54
Total commercial and industrial loans	$303,545	$266,437	$165,873	$42,881	$37,352	$19,062	$540,052	$33,800	$1,409,002	$1,455,795

Current period gross charge-offs	$—	$549	$4,009	$796	$280	$—	$4,193	$773	$10,600

Paycheck Protection Program (PPP)
Pass	$—	$—	$2,755	$2,345	$—	$—	$—	$—	$5,100	$13,226
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$2,755	$2,345	$—	$—	$—	$—	$5,100	$13,226

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$421,800	$1,315,088	$874,084	$439,365	$337,674	$427,103	$132,261	$12,300	$3,959,675	$3,844,951
Special Mention	9,791	9,551	14,255	14,139	847	4,139	1,761	—	54,483	18,183
Substandard	4,087	6,172	19,076	9,457	4,967	13,456	87	347	57,649	68,346
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$435,678	$1,330,811	$907,415	$462,961	$343,488	$444,698	$134,109	$12,647	$4,071,807	$3,931,480

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction and land development
Pass	$289,698	$523,742	$129,927	$21,601	$9,978	$4,311	$53,233	$299	$1,032,789	$1,025,141
Special Mention	210	4,962	4,076	—	—	489	—	—	9,737	832
Substandard	2,211	1,553	13,181	163	79	—	135	558	17,880	11,705
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$292,119	$530,257	$147,184	$21,764	$10,057	$4,800	$53,368	$857	$1,060,406	$1,037,678

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023									December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
1-4 family residential (including home equity)
Pass	$167,718	$262,920	$219,584	$110,264	$69,534	$81,062	$90,227	$10,434	$1,011,743	$969,396
Special Mention	874	121	1,284	1,833	329	17	650	276	5,384	3,714
Substandard	1,926	2,456	3,527	1,579	4,967	5,816	7,727	2,049	30,047	27,846
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$170,518	$265,497	$224,395	$113,676	$74,830	$86,895	$98,604	$12,759	$1,047,174	$1,000,956

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$1,502	$1,525

Residential construction
Pass	$139,993	$112,013	$6,058	$4,062	$—	$494	$1,449	$—	$264,069	$266,943
Special Mention	—	—	—	—	—	—	—	—	—	421
Substandard	—	1,377	1,911	—	—	—	—	—	3,288	786
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$139,993	$113,390	$7,969	$4,062	$—	$494	$1,449	$—	$267,357	$268,150

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$33,687	$7,843	$3,800	$1,810	$568	$209	$15,563	$401	$63,881	$47,062
Special Mention	—	22	—	—	—	—	45	—	67	43
Substandard	—	35	110	—	31	4	3	156	339	361
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$33,687	$7,900	$3,910	$1,810	$599	$213	$15,611	$557	$64,287	$47,466

Current period gross charge-offs	$—	$290	$—	$—	$—	$—	$1	$—	$291

Total loans
Pass	$1,354,661	$2,481,658	$1,400,138	$621,225	$443,190	$531,981	$826,264	$55,258	$7,714,375	$7,566,910
Special Mention	10,996	17,364	20,106	16,379	1,534	4,645	6,625	362	78,011	42,175
Substandard	9,835	15,270	39,257	11,895	21,602	19,536	10,304	5,000	132,699	145,612
Doubtful	48	—	—	—	—	—	—	—	48	54
Total loans	$1,375,540	$2,514,292	$1,459,501	$649,499	$466,326	$556,162	$843,193	$60,620	$7,925,133	$7,754,751

Total current period gross charge-offs	$—	$839	$4,009	$796	$280	$23	$4,194	$2,275	$12,416

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2023, 2022 and 2021:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	120	—	5,201	(494)	3,592	827	379	9,625
Charge-offs	(10,600)	—	—	—	(1,525)	—	(291)	(12,416)
Recoveries	1,223	—	16	—	9	—	47	1,295
Net charge-offs	(9,377)	—	16	—	(1,516)	—	(244)	(11,121)
Balance December 31, 2023	$31,979	$—	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Allowance for credit losses on loans:
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
Allowance on PCD loans	4,559	—	1,040	173	1,563	7	216	7,558
Provision for credit losses on loans	26,175	—	9,013	7,698	304	814	28	44,032
Charge-offs	(7,461)	—	(400)	(72)	(57)	—	(66)	(8,056)
Recoveries	1,334	—	174	59	52	—	87	1,706
Net charge-offs	(6,127)	—	(226)	(13)	(5)	—	21	(6,350)
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Allowance for credit losses on loans:
Balance December 31, 2020	$17,738	$—	$23,934	$6,939	$3,279	$870	$413	$53,173
Provision for credit losses on loans	306	—	66	(676)	(2,411)	105	(313)	(2,923)
Charge-offs	(1,579)	—	(857)	—	(21)	—	(24)	(2,481)
Recoveries	164	—	—	—	—	—	7	171
Net charge-offs	(1,415)	—	(857)	—	(21)	—	(17)	(2,310)
Balance December 31, 2021	$16,629	$—	$23,143	$6,263	$847	$975	$83	$47,940
During 2022, the Company recorded a $28.2 million provision for credit losses on loans and $5.0 million provision for unfunded commitments recognized in 2022 on acquired non-PCD loans related to accounting of acquired loans from the Merger.
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, which is classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2023 and 2022 was $11.3 million and $12.0 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb any losses arising from unfunded loan commitments. The Company recorded a reversal of provision on unfunded commitments during the year ended December 31, 2023 of $682 thousand and provisions of $6.7 million and $601 thousand for the years ended December 31, 2022 and 2021, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral Dependent Loans

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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2023 and 2022:

	December 31, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$70	$—	$70
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	5,548	—	—	5,548
Commercial real estate construction and land development	437	—	—	437
1-4 family residential (including home equity)	424	—	—	424
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$6,409	$70	$—	$6,479

	December 31, 2022
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18,411	$30	$18,441
Paycheck Protection Program (PPP)	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	1,612	—	—	1,612
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	3,478	—	—	3,478
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$5,090	$18,411	$30	$23,531

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2023 and 2022, respectively.

	December 31, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,616	$3,432	$5,048
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,844	4,855	16,699
Commercial real estate construction and land development	5,043	—	5,043
1-4 family residential (including home equity)	7,400	1,474	8,874
Residential construction	3,288	—	3,288
Consumer and other	54	185	239
Total loans	$29,245	$9,946	$39,191

	December 31, 2022
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,776	$22,521	$25,297
Paycheck Protection Program (PPP)	105	—	105
Real estate:
Commercial real estate (including multi-family residential)	8,704	1,266	9,970
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	4,856	4,548	9,404
Residential construction	—	—	—
Consumer and other	94	178	272
Total loans	$16,535	$28,513	$45,048

Loan Modifications and Troubled Debt Restructurings

Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on TDRs under the previous disclosure requirements. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at December 31, 2023.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Modifications

The following table presents information regarding loans that were modified due to the borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)

Commercial and industrial	$—	$2,600	$—	$—	$—	$308	$2,908
Real estate:
Commercial real estate (including multi-family residential)	—	2,888	1,917	—	—	1,696	6,501
Commercial real estate construction and land development	—	7,103	—	—	—	—	7,103
1-4 family residential (including home equity)	—	1,108	225	—	—	70	1,403
Residential construction	—	—	—	—	—		—
Consumer and other	—	92	—	—	—		92
Total	$—	$13,791	$2,142	$—	$—	$2,074	$18,007

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the year ended December 31, 2023:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
		(Months)
Commercial and industrial	—%	12
Real estate:
Commercial real estate (including multi-family residential)	—%	48
Commercial real estate construction and land development	—%	12
1-4 family residential (including home equity)	—%	19
Residential construction	—%	—
Consumer and other	1.5%	7

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes loans that had a payment default, determined as 90 or more days past due, within the past twelve months that were modified due to the borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Twelve Months Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness
	In thousands
Commercial and industrial	$—	$640	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—
Commercial real estate construction and land development	—	—	—	—
1-4 family residential (including home equity)	—	709	99	—
Residential construction	—	—	—	—
Consumer and other	—	92	—	—
Total	$—	$1,441	$99	$—
Troubled Debt Restructurings
As of December 31, 2022, the Company had a recorded investment in TDRs of $48.4 million. The Company allocated $5.4 million of specific reserves for these loans at December 31, 2022 and did not commit to lend additional amounts on these loans. The following table presents information regarding loans modified in a TDR during the years ended December 31, 2022 and 2021:

	December 31,
	2022			2021
	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment	Number of Contracts	Pre-Modification of Outstanding Recorded Investment	Post Modification of Outstanding Recorded Investment
	(In thousands)
Commercial and industrial	14	$8,859	$8,859	9	$2,891	$2,891
Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	7	2,805	2,816	1	545	545
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	1	176	176	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	1	45	45	—	—	—
Total	23	$11,885	$11,896	10	$3,436	$3,436
TDRs resulted in charge-offs of $891 thousand and $620 thousand during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, one loan for a total of $136 thousand was modified as a TDRs during the previous twelve-month period that subsequently defaulted during the year 2022. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans. During the year ended December 31, 2022, the Company added $11.9 million in new TDRs, of which $9.6 million was outstanding on December 31, 2022.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREMISES AND EQUIPMENT AND LEASES
Premises and equipment were summarized as follows for the dates indicated below:

	December 31,
	2023	2022
	(In thousands)
Land	$20,928	$22,028
Buildings	71,314	73,356
Lease right-of-use assets	20,746	23,538
Leasehold improvements	10,680	8,925
Furniture, fixtures and equipment	22,325	20,220
Construction in progress	1,309	1,609
Total	147,302	149,676
Less: accumulated depreciation	28,619	22,873
Premises and equipment, net	$118,683	$126,803
Depreciation expense was $7.6 million, $5.0 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Leases
At December 31, 2023, the Company had 32 operating leases consisting of branch locations, office facilities and equipment. The operating lease right-of-use asset is classified within premises and equipment and the operating lease liability is included in other liabilities on the balance sheet. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2023, 2022 and 2021.
Supplemental lease information at the dates indicated was as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Balance Sheet:
Operating lease right of use asset classified as premises and equipment	$20,746	$23,538
Operating lease liability classified as other liabilities	$20,659	$23,136
Weighted average lease term, in years	7.67	8.18
Weighted average discount rate	4.17%	4.00%
Lease costs for the dates indicated was as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income Statement:
Operating lease cost	$7,327	$5,014	$3,471
Short-term lease cost	25	5	34
Sublease income	—	—	(72)
Total operating lease costs	$7,352	$5,019	$3,433

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	December 31,
	2023	2022
	(In thousands)
Lease payments due:
Within one year	$4,428	$4,634
After one but within two years	3,978	4,121
After two but within three years	3,430	3,684
After three but within four years	3,227	3,132
After four but within five years	3,047	2,918
After five years	6,605	9,303
Total lease payments	24,715	27,792
Discount on cash flows	4,056	4,656
Total lease liability	$20,659	$23,136
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments that are reported at cost on the balance sheet were as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$399,237	$399,237	$—	$—	$399,237
Available for sale securities	1,395,680	—	1,395,680	—	1,395,680
Loans held for investment, net of allowance	7,833,449	—	—	7,627,962	7,627,962
Accrued interest receivable	44,244	118	6,716	37,410	44,244
Financial liabilities
Deposits	$8,873,467	$—	$8,866,645	$—	$8,866,645
Accrued interest payable	11,288	—	11,288	—	11,288
Borrowed funds	50,000	—	50,000	—	50,000
Subordinated debt	109,765	—	109,390	—	109,390

	December 31, 2022
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$371,705	$371,705	$—	$—	$371,705
Available for sale securities	1,807,586	—	1,807,586	—	1,807,586
Loans held for investment, net of allowance	7,661,571	—	—	7,555,602	7,555,602
Accrued interest receivable	44,743	25	10,585	34,133	44,743
Financial liabilities
Deposits	$9,267,632	$—	$9,256,141	$—	$9,256,141
Accrued interest payable	2,098	—	2,098	—	2,098
Borrowed funds	63,925	—	63,999	—	63,999
Subordinated debt	109,367	—	107,910	—	107,910
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
Available for Sale Securities—Fair values for available for sale securities are based upon quoted market prices, if available, and are considered Level 1 inputs. For all other available for sale securities, if quoted prices are not available, fair values are measured based on market prices for similar securities and are considered Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators and are considered Level 3 inputs. Available for sale securities are recorded at fair value on a recurring basis.
Loans—The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and that have no significant change in credit risk resulting in a Level 3 classification. Fair values for fixed-rate loans and variable rate loans which

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reprice infrequently are estimated by discounting future cash flows. In accordance with ASU 2016-01, the discount rates used to determine the fair value of loans used interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans.
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
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$297,418	$—	$297,418
Municipal securities	—	204,059	—	204,059
Agency mortgage-backed pass-through securities	—	387,873	—	387,873
Agency collateralized mortgage obligations	—	398,117	—	398,117
Corporate bonds and other	—	108,213	—	108,213
Interest rate swaps	—	6,692	—	6,692
Credit risk participation agreements	—	—	20	20
Total fair value of financial assets	$—	$1,402,372	$20	$1,402,392
Financial liabilities
Interest rate swaps	$—	$6,692	$—	$6,692
Total fair value of financial liabilities	$—	$6,692	$—	$6,692

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Level 1		Level 2	Level 3		Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—		$414,280	$—		$414,280
Municipal securities	—		540,569	—		540,569
Agency mortgage-backed pass-through securities	—		328,801	—		328,801
Agency collateralized mortgage obligations	—		394,130	—		394,130
Corporate bonds and other	—		129,806	—		129,806
Interest rate swaps	—		9,263	—		9,263
Credit risk participation agreements	—	—	—	27	—	27
Total fair value of financial assets	$—		$1,816,849	$27		$1,816,876
Financial liabilities
Interest rate swaps	$—		$9,263	$—		$9,263
Total fair value of financial liabilities	$—		$9,263	$—		$9,263

There were no transfers between levels during 2023 and 2022.
Certain assets, including PCD and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and 2022. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below.

	December 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,084
Commercial real estate (including multi-family residential)	—	—	7,134
Commercial real estate construction and land development	—	—	6,654
1-4 family residential (including home equity)	—	—	3,892
Consumer and other	—	—	106
Branch assets held for sale	2,033	—	—
	$2,033	$—	$27,870

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$21,948
Commercial real estate (including multi-family residential)	—	—	11,566
1-4 family residential (including home equity)	—	—	2,883
Branch assets held for sale	5,165	—	—
	$5,165	$—	$36,397
Branch assets held for sale include banking centers that closed and are for sale.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2023 and December 31, 2022 were $548.4 million and $432.9 million, respectively.
Scheduled maturities of time deposits as of December 31, 2023 were as follows (in thousands):

Within one year	$1,441,215
After one but within two years	69,119
Over three years	19,542
Total	$1,529,876
The Company had $615.9 million and $72.5 million of brokered deposits as of December 31, 2023 and 2022, respectively. There were no concentrations of deposits with any one depositor at December 31, 2023 or 2022.
Related party deposits from principal officers, directors and their affiliates at December 31, 2023 and 2022 were $163.6 million and $178.8 million, respectively.
9. DERIVATIVE INSTRUMENTS
Derivatives designated as cash flow hedges
The Company has used forward cash flow hedges in an effort to manage future interest rate exposure on liabilities. The hedging strategy converted the variable interest rate on liabilities to a fixed interest rate and was used in an effort to protect the Company from floating interest rate variability. During the year ended December 31, 2021, the Company terminated an interest rate swap designated as a cash flow hedge prior to its maturity date resulting in a net gain of approximately $225 thousand, recognized in other noninterest expense as the forecasted transaction did not occur. During the year ended December 31, 2021, the Company recognized a gain of $1.3 million, before tax, in other comprehensive income. The Company did not have any derivatives designated as cash flow hedges during the years ended December 31, 2023 or 2022.
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
In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2023 and 2022, management determined there was no such deterioration.

At December 31, 2023 and 2022, the Company had 15 and 14 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At December 31, 2023 and 2022, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments not designated as hedges outstanding as of the periods indicated were as follows (dollars in thousands):

	December 31, 2023
						Weighted
		Notional	Fair			Average
	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$104,930	$6,367	3.25% - 5.58%	SOFR CME 1M+ 2.50% - 3.00%	4.51
Financial institutions	Other assets	4,911	295	4.99%	U.S. Prime	3.96
Customers	Other assets	4,875	30	6.25%	SOFR CME 1 M+ 2.50%	4.04
Financial institutions	Other liabilities	4,875	(30)	6.25%	SOFR CME 1M+ 2.50%	4.04
Customers	Other liabilities	4,911	(295)	4.99%	U.S. Prime	3.96
Customers	Other liabilities	104,930	(6,367)	3.25% - 5.58%	SOFR CME 1M+ 2.50% - 3.00%	4.51
Credit risk participations:
Financial institutions	Other assets	20,758	20	3.50% - 5.40%	SOFR CME 1M + 2.50%	7.33

	December 31, 2022
						Weighted
		Notional	Fair			Average
	Classification	Amounts	Value	Fixed Rate	Floating Rate	Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$109,242	$8,856	3.25% - 5.58%	SOFR CME 1M+ 2.50% - 3.00%	5.49
Financial institutions	Other assets	5,029	407	4.99%	U.S. Prime	4.96
Customers	Other liabilities	5,029	(407)	4.99%	U.S. Prime	4.96
Customers	Other liabilities	109,242	(8,856)	3.25% - 5.58%	SOFR CME 1M+ 2.50%	5.49
Credit risk participations:
Financial institutions	Other assets	13,028	2	3.50%	LIBOR 1M+ 2.50%	7.24
Financial institutions	Other assets	8,485	25	5.35% - 5.40%	SOFR CME 1M + 2.50%	9.97
10. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2023, the Company had total borrowing capacity of $3.48 billion of which $1.61 billion was available under this agreement and $1.87 billion was outstanding pursuant to FHLB advances and letters of credit. FHLB advances of $50.0 million were outstanding at December 31, 2023, at a weighted average rate of 5.75%.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB letters of credit were $1.82 billion at December 31, 2023 and will expire in the following periods (in thousands):

2024	$926,290
2025	295,500
2026	57,300
2027	448,000
Thereafter	97,000
Total	$1,824,090
On December 13, 2022, the Company entered into a loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. At December 31, 2023, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2023 or 2022. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0% and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2023, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
11. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to the 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at December 31, 2023 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2023.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. As of December 15, 2022, the Bank Notes bore a floating rate of interest equal to 3-Month LIBOR + 3.03%, which transitioned to 3-Month SOFR plus a comparable spread adjustment immediately after June 30, 2023, until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes are within five years of maturity, only 60% of the notes were eligible for Tier 2 capital treatment at December 31, 2023.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to the then-current 3-Month SOFR, plus 3.13%, which transitioned from LIBOR immediately after June 30, 2023, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
12. INCOME TAXES
The components of the Company’s provision for federal income taxes were as follows for the dates indicated below:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current	$21,137	$9,161	$15,558
Deferred	10,250	1,931	2,783
Total	$31,387	$11,092	$18,341

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2023, 2022 and 2021 due to the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Taxes calculated at statutory rate	$33,995	$13,130	$20,978
Increase (decrease) resulting from:
Stock based compensation	(61)	(396)	(620)
Effect of tax-exempt income	(1,943)	(2,554)	(2,190)
Nondeductible merger expenses	10	406	227
Bank owned life insurance	(457)	(236)	(54)
Salaries deduction limitation	152	490	—
FDIC assessment limitation	26	—	—
Other, net	(335)	252	—
Total	$31,387	$11,092	$18,341
Deferred taxes as of December 31, 2023 and 2022 are based on the 21% maximum federal statutory tax rate. Deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans and unfunded commitments	$22,448	$22,685
Deferred loan fees	62	62
Deferred compensation	2,493	2,636
Loans and securities purchase accounting adjustments	22,452	40,239
Net unrealized loss on available for sale securities	31,388	38,080
Other deferred assets	1,966	393
Total deferred tax assets	80,809	104,095
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(24,982)	(30,591)
Premises and equipment basis difference	(3,311)	(4,004)
Total deferred tax liabilities	(28,293)	(34,595)
Net deferred tax assets	$52,516	$69,500
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest or penalties recorded in the income statement for the years ended December 31, 2023, 2022 and 2021. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2020.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK BASED COMPENSATION
In connection with the closing of the Merger on October 1, 2022, the 2022 Omnibus Incentive Plan (the “2022 Plan”), which was approved by the Company’s shareholders, became effective. Under the 2022 Plan, the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at December 31, 2023 were issued under the 2022 Plan. At December 31, 2023, there were 1,108,690 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $9.9 million, $9.0 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Options
The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model. There were no stock options granted during 2023 and 2022. Options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement, generally vest 3 to 4 years after the date of grant.
Stock options were issued prior to the Merger under three equity compensation plans (1) the Allegiance 2015 Stock Awards and Incentive Plan, (2) the Allegiance 2019 Amended and Restated Stock Awards and Incentive Plan and (2) the CBTX 2014 Stock Option Plan. No additional shares may be issued under these compensation plans.
Stock option activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2022	401	$16.03	2.90	$5,508
Options acquired in the Merger	166	18.48
Options granted	—	—
Options exercised	(173)	14.47
Options forfeited	(26)	15.79
Options outstanding, December 31, 2022	368	$17.89	2.72	$4,256
Options granted	—	—
Options exercised	(70)	14.16
Options forfeited	(40)	20.06
Options outstanding, December 31, 2023	258	$18.56	2.09	$2,398
Options vested and exercisable, December 31, 2023	258	$18.56	2.09	$2,398
Information related to the stock options exercises for the years indicated below is as follows:

	2023	2022	2021
	(In thousands)
Intrinsic value of options exercised	$776	$2,112	$3,003
Cash received from option exercises	986	2,510	3,372

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Nonvested shares of restricted stock activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2022	237	$24.13
Nonvested share awards obtained in the Merger	93	27.86
Share awards granted	524	32.67
Share awards vested	(335)	27.28
Unvested share awards forfeited or cancelled	(18)	27.59
Nonvested share awards outstanding, December 31, 2022	501	$32.84
Share awards granted	271	25.54
Share awards vested	(232)	31.91
Unvested share awards forfeited or cancelled	(82)	30.72
Nonvested share awards outstanding, December 31, 2023	458	$29.38
At December 31, 2023, there was $10.4 million of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 1.51 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2023, 2022 and 2021 was approximately $5.0 million, $9.1 million and $1.9 million, respectively.
Performance Share Units and Performance Share Awards
The Company’s PSUs are earned subject to certain performance goals being met after a two-year performance period and are settled in shares of Company common stock following a one-year service period. Allegiance awarded 65,591 PSUs in 2020 and 79,792 PSUs in 2021, which were vested and converted to common shares totaling 146,568 in 2022 in conjunction with the Merger. As part of the Merger, the 2,250 shares of CBTX PSUs vested and were converted to common shares of the same amount. The Company awarded 127,345 and 73,727 PSAs during the years ended December 31, 2023 and 2022, respectively, under the 2022 Plan.
The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2023, there was $2.6 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 1.89 years.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER EMPLOYEE BENEFITS
401(k) benefit plan
The Company maintains a 401(k) plan that permits each participant to make before-tax contributions of a percentage of their compensation subject to dollar limits from Internal Revenue Service regulations. The Company matches a portion of employee’s contributions. Matching contribution expense as of December 31, 2023, 2022 and 2021 was $5.0 million, $2.2 million and $1.5 million, respectively.
Profit sharing plan
The financial statements for the years ended December 31, 2022 and 2021 included an accrual of $1.7 million and $6.0 million, respectively, for the contribution to the Allegiance profit sharing plan. This plan ended upon the date of the Merger.
Employee Stock Purchase Plan
Prior to the Merger, Allegiance offered its employees an opportunity to purchase shares of Allegiance’s common stock, pursuant to the terms of the Allegiance ESPP Plan. Allegiance allowed employees to purchase shares at a 15% discount to market value and incurred expense for the fair value of the discount given. The Company recognized expense of $111 thousand and $176 thousand for the years ended December 31, 2022 and 2021, respectively, for this plan. The ESPP was suspended at the effective date of the Merger.
15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
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
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit(1)	$367,068	$1,425,946	$673,098	$1,686,627
Standby letters of credit	16,147	21,514	10,310	25,190
Total	$383,215	$1,447,460	$683,408	$1,711,817
(1)    At December 31, 2023 and 2022, the Company had FHLB letters of credit in the amount of $1.82 billion and $1.08 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 10 – Borrowings and Borrowing Capacity.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to make loans are generally made for an approval period of 120 days or less. As of December 31, 2023, the fixed rate loan commitments had interest rates ranging from 1.70% to 13.50% with a weighted average maturity of 2.52 years and weighted average rate of 6.45%.
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
16. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of December 31, 2023 and 2022:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorize d As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
As of December 31, 2023
Total Capital (to risk weighted assets)	$1,221,060	14.02%	$696,529	8.00%	$914,195	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	1,025,076	11.77%	391,798	4.50%	604,463	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	1,034,974	11.89%	522,397	6.00%	740,062	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	1,034,974	10.18%	406,859	4.00%	406,859	4.00%	N/A	N/A
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,092,618	12.39%	$705,765	8.00%	$926,317	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	885,652	10.04%	396,993	4.50%	617,545	7.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	895,520	10.15%	529,324	6.00%	749,876	8.50%	N/A	N/A
Tier 1 Capital (to average tangible assets)	895,520	8.55%	418,720	4.00%	418,720	4.00%	N/A	N/A

STELLAR BANK
As of December 31, 2023
Total Capital (to risk weighted assets)	$1,186,710	13.65%	$695,746	8.00%	$913,167	10.50%	$869,683	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,060,624	12.20%	391,357	4.50%	608,778	7.00%	565,294	6.50%
Tier 1 Capital (to risk weighted assets)	1,060,624	12.20%	521,810	6.00%	739,231	8.50%	695,746	8.00%
Tier 1 Capital (to average tangible assets)	1,060,624	10.44%	406,453	4.00%	406,453	4.00%	508,066	5.00%
As of December 31, 2022
Total Capital (to risk weighted assets)	$1,059,313	12.02%	$705,120	8.00%	$925,470	10.50%	$881,400	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	921,714	10.46%	396,630	4.50%	616,980	7.00%	572,910	6.50%
Tier 1 Capital (to risk weighted assets)	921,714	10.46%	528,840	6.00%	749,190	8.50%	705,120	8.00%
Tier 1 Capital (to average tangible assets)	921,714	8.81%	418,388	4.00%	418,388	4.00%	522,984	5.00%

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
17. EARNINGS PER COMMON SHARE
Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options and performance share units issued by the Company prior to the Merger represent the only dilutive effect reflected in diluted weighted average shares. Common shares issuable under restricted stock awards and performance share awards issued after the Merger are considered outstanding at the date of grant and are accounted for as participating securities and included in basic and diluted weighted average common shares outstanding.

	Years Ended December 31,
	2023		2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income attributable to shareholders	$130,497		$51,432		$81,553
Basic:
Weighted average shares outstanding	53,229	$2.45	34,738	$1.48	28,660	$2.85
Diluted:
Add incremental shares for:
Dilutive effect of stock options and performance share units	84		269		212
Total	53,313	$2.45	35,007	$1.47	28,872	$2.82
Stock options for 27,155 shares were not considered in computing diluted earnings per share as of December 31, 2023, as they were antidilutive. There were no antidilutive shares as of December 31, 2022 and 2021.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and due from banks	$26,394	$27,407
Investment in subsidiary	1,556,908	1,419,578
Other assets	9,290	7,569
TOTAL ASSETS	$1,592,592	$1,454,554

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Subordinated debentures	$69,765	$69,367
Accrued interest payable and other liabilities	1,809	2,011
Total liabilities	71,574	71,378

SHAREHOLDERS’ EQUITY:
Common stock	533	530
Capital surplus	1,232,627	1,222,761
Retained earnings	405,945	303,146
Accumulated other comprehensive loss	(118,087)	(143,261)
Total shareholders’ equity	1,521,018	1,383,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,592,592	$1,454,554

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
INCOME:
Dividends from subsidiary	$25,000	$—	$68,000
Other income	34	35	10
Total income	25,034	35	68,010
EXPENSE:
Interest expense on borrowed funds	3,175	3,144	3,231
Other expenses	5,288	7,389	3,492
Total expense	8,463	10,533	6,723
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	16,571	(10,498)	61,287
Income tax benefit	1,770	2,315	1,410
Income (loss) before equity in undistributed income of subsidiaries	18,341	(8,183)	62,697
Equity in undistributed income of subsidiaries	112,156	59,615	18,856
Net income	$130,497	$51,432	$81,553

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,497	$51,432	$81,553
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(112,156)	(59,615)	(18,856)
Net amortization of discount on subordinated debentures	398	396	393
Stock based compensation expense	9,945	9,042	3,979
Increase in other assets	(1,721)	(2,334)	(1,622)
(Decrease) increase in accrued interest payable and other liabilities	(202)	(2,477)	1,117
Net cash provided by (used in) by operating activities	26,761	(3,556)	66,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in the merger	—	11,078	—
Net cash provided by investing activities	—	11,078	—
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments made) proceeds received related to stock options, restricted stock and shares issued under the ESPP Plan	(76)	77	3,812
Net paydowns in borrowings under credit agreement	—	—	(15,569)
Dividends paid to common shareholders	(27,698)	(15,378)	(9,697)
Repurchase of common stock	—	(23,605)	(5,659)
Net cash used in financing activities	(27,774)	(38,906)	(27,113)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,013)	(31,384)	39,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,407	58,791	19,340
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,394	$27,407	$58,791
19. SUBSEQUENT EVENT
Dividend Declaration
On February 22, 2024, the Company declared a cash dividend of $0.13 per share of common stock to be paid on March 29, 2024 to all shareholders of record as of March 18, 2024.