Form 10-Q
period 2024-03-31
Stellar Bancorp, Inc.
filed 2024-04-26
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

As of April 24, 2024, the registrant had 53,556,949 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
March 31, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$74,663	$121,004
Interest-bearing deposits at other financial institutions	325,079	278,233
Total cash and cash equivalents	399,742	399,237
Available for sale securities, at fair value	1,523,100	1,395,680
Loans held for investment	7,908,111	7,925,133
Less: allowance for credit losses on loans	(96,285)	(91,684)
Loans, net	7,811,826	7,833,449
Accrued interest receivable	45,466	44,244
Premises and equipment, net	115,698	118,683
Federal Home Loan Bank stock	16,050	25,051
Bank-owned life insurance	105,671	105,084
Goodwill	497,318	497,318
Core deposit intangibles, net	110,513	116,712
Other assets	103,838	111,681
TOTAL ASSETS	$10,729,222	$10,647,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,323,149	$3,546,815
Interest-bearing
Demand	1,576,261	1,659,999
Money market and savings	2,203,767	2,136,777
Certificates and other time	1,691,539	1,529,876
Total interest-bearing deposits	5,471,567	5,326,652
Total deposits	8,794,716	8,873,467
Accrued interest payable	12,227	11,288
Borrowed funds	215,000	50,000
Subordinated debt	109,864	109,765
Other liabilities	66,717	81,601
Total liabilities	9,198,524	9,126,121
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 53,550,820 shares issued and outstanding at March 31, 2024 and 53,291,079 shares issued and outstanding at December 31, 2023	536	533
Capital surplus	1,235,221	1,232,627
Retained earnings	425,130	405,945
Accumulated other comprehensive loss	(130,189)	(118,087)
Total shareholders’ equity	1,530,698	1,521,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,729,222	$10,647,139
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$134,685	$125,729
Securities:
Taxable	9,293	9,653
Tax-exempt	818	1,262
Deposits in other financial institutions	3,627	3,771
Total interest income	148,423	140,415
INTEREST EXPENSE:
Demand, money market and savings deposits	27,530	18,037
Certificates and other time deposits	15,084	3,307
Borrowed funds	1,774	1,317
Subordinated debt	1,917	1,927
Total interest expense	46,305	24,588
NET INTEREST INCOME	102,118	115,827
Provision for credit losses	4,098	3,666
Net interest income after provision for credit losses	98,020	112,161
NONINTEREST INCOME:
Service charges on deposit accounts	1,598	1,349
Gain on sale of assets	513	198
Bank-owned life insurance income	587	522
Debit card and ATM income	527	1,698
Other	3,071	3,731
Total noninterest income	6,296	7,498
NONINTEREST EXPENSE:
Salaries and employee benefits	41,376	39,775
Net occupancy and equipment	4,390	4,088
Depreciation	1,964	1,836
Data processing and software amortization	4,894	5,054
Professional fees	2,662	1,527
Regulatory assessments and FDIC insurance	1,854	1,294
Amortization of intangibles	6,212	6,879
Communications	937	701
Advertising	765	839
Acquisition and merger-related expenses	—	6,165
Other	6,356	4,440
Total noninterest expense	71,410	72,598
INCOME BEFORE INCOME TAXES	32,906	47,061
Provision for income taxes	6,759	9,913
NET INCOME	$26,147	$37,148
EARNINGS PER SHARE:
Basic	$0.49	$0.70
Diluted	$0.49	$0.70
DIVIDENDS PER SHARE	$0.13	$0.13
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$26,147	$37,148
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(15,330)	37,965
Reclassification of gain realized on securities	—	(234)
Total other comprehensive (loss) income	(15,330)	37,731
Deferred tax benefit (expense) related to other comprehensive loss	3,228	(7,751)
Other comprehensive (loss) income, net of tax	(12,102)	29,980
Comprehensive income	$14,045	$67,128
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income	—	—	—	37,148	—	37,148
Other comprehensive income	—	—	—	—	29,980	29,980
Cash dividends declared $0.13 per share	—	—	—	(6,926)	—	(6,926)
Common stock issued in connection with the exercise of stock options and restricted stock awards	341,053	3	254	—	—	257
Stock-based compensation expense	—	—	2,581	—	—	2,581
BALANCE AT MARCH 31, 2023	53,296,038	$533	$1,225,596	$333,368	$(113,281)	$1,446,216

BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
Net income	—	—	—	26,147	—	26,147
Other comprehensive loss	—	—	—	—	(12,102)	(12,102)
Cash dividends declared $0.13 per share	—	—	—	(6,962)	—	(6,962)
Common stock issued in connection with the exercise of stock options and restricted stock awards	259,741	3	(253)	—	—	(250)
Stock-based compensation expense	—	—	2,847	—	—	2,847
BALANCE AT MARCH 31, 2024	53,550,820	$536	$1,235,221	$425,130	$(130,189)	$1,530,698
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,147	$37,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	8,176	8,715
Net accretion of discount on loans	(8,551)	(10,093)
Net amortization of premium (discount) on securities	2,671	(110)
Provision for credit losses	4,098	3,666
Deferred income tax expense	2,503	453
Stock based compensation expense	2,847	2,581
Net change in operating leases	1,553	981
Bank owned life insurance income	(587)	(522)
Federal Home Loan Bank stock dividends	(493)	(207)
Gain on sale of assets	(513)	(198)
Excess tax benefit from stock based compensation	(35)	(47)
Decrease in accrued interest receivable and other assets	5,913	12,129
Decrease in accrued interest payable and other liabilities	(12,629)	(5,479)
Net cash provided by operating activities	31,100	49,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(185,721)	(22,218)
Proceeds from maturities and principal paydowns of available for sale securities	35,196	27,997
Proceeds from sales and calls of available for sale securities	5,112	320,691
Net change in total loans	24,859	(121,392)
Purchase of bank premises and equipment	(564)	(1,238)
Proceeds from sale of bank premises, equipment and other real estate	1,992	3,597
Net redemptions (purchases) of Federal Home Loan Bank stock	9,494	(4,411)
Net cash (used in) provided by investing activities	(109,632)	203,026
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(223,666)	(352,310)
Net increase (decrease) in interest-bearing deposits	144,915	(176,436)
Net change in borrowed funds	165,000	175,000
Dividends paid to common shareholders	(6,962)	(6,926)
(Payments made) proceeds from the issuance of restricted stock and stock option exercises	(250)	257
Net cash provided by (used in) financing activities	79,037	(360,415)
NET CHANGE IN CASH AND CASH EQUIVALENTS	505	(108,372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,237	371,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$399,742	$263,333
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$45,366	$22,811
Cash paid for operating lease liabilities	1,204	1,100
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations—Stellar Bancorp, Inc. (“Stellar”) through its wholly-owned subsidiary, Stellar Bank, (the “Bank”), and together with Stellar, collectively referred to herein as “we,” “us,” “our” and the “Company”), provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. Stellar derives substantially all of its revenues and income from the operation of the Bank.

    The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small-to medium-sized businesses, professionals and individuals through its 54 banking centers with 37 banking centers in the Houston metropolitan statistical area (“MSA”), 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Reclassifications—Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Significant Accounting and Reporting Policies—The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Standards

Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued in December 2023. This update requires that public business entities on an annual basis (1) disclose specific categories in the tax rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold and (3) disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this ASU, but does not believe it will have a significant impact.

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2022	$497,260	$143,525	$309
Amortization	—	(26,813)	(70)
Goodwill true-up	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of December 31, 2023	497,318	116,712	212
Amortization	—	(6,199)	(13)
Balance as of March 31, 2024	$497,318	$110,513	$199

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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2024 is as follows (in thousands):

Remaining 2024	$17,967
2025	21,528
2026	18,896
2027	16,272
Thereafter	35,850
Total	$110,513

3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$299,366	$69	$(10,070)	$289,365
Municipal securities	222,809	1,166	(27,227)	196,748
Agency mortgage-backed pass-through securities	454,639	39	(42,673)	412,005
Agency collateralized mortgage obligations	593,435	185	(72,751)	520,869
Corporate bonds and other	117,631	34	(13,552)	104,113
Total	$1,687,880	$1,493	$(166,273)	$1,523,100

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680
As of March 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$76,060	$74,067
Due after one year through five years	83,030	78,334
Due after five years through ten years	137,346	121,106
Due after ten years	343,370	316,719
Subtotal	639,806	590,226
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,048,074	932,874
Total	$1,687,880	$1,523,100
Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	March 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$35,927	$(628)	$229,325	$(9,442)	$265,252	$(10,070)
Municipal securities	2,159	(16)	172,364	(27,211)	174,523	(27,227)
Agency mortgage-backed pass-through securities	104,502	(2,385)	284,000	(40,288)	388,502	(42,673)
Agency collateralized mortgage obligations	119,120	(2,905)	335,294	(69,846)	454,414	(72,751)
Corporate bonds and other	7,101	(2,637)	89,893	(10,915)	96,994	(13,552)
Total	$268,809	$(8,571)	$1,110,876	$(157,702)	$1,379,685	$(166,273)

	December 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$110,038	$(2,208)	$154,145	$(7,993)	$264,183	$(10,201)
Municipal securities	1,303	(14)	177,957	(27,157)	179,260	(27,171)
Agency mortgage-backed pass-through securities	80,208	(1,444)	257,779	(35,717)	337,987	(37,161)
Agency collateralized mortgage obligations	23,051	(621)	348,854	(63,932)	371,905	(64,553)
Corporate bonds and other	11,279	(1,452)	85,285	(11,215)	96,564	(12,667)
Total	$225,879	$(5,739)	$1,024,020	$(146,014)	$1,249,899	$(151,753)
During the three months ended March 31, 2024, the Company had sales and calls of securities of $5.1 million of securities. During the three months ended March 31, 2023, the Company had sales and calls of securities of $320.7 million and recorded gross gains of $234 thousand. At March 31, 2024 and December 31, 2023, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $601.9 million at March 31, 2024 and $607.5 million at December 31, 2023. The majority of the securities in each case were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas and segregated by class of loan were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$1,451,462	$1,409,002
Paycheck Protection Program (PPP)	4,293	5,100
Real estate:
Commercial real estate (including multi-family residential)	4,049,885	4,071,807
Commercial real estate construction and land development	1,039,443	1,060,406
1-4 family residential (including home equity)	1,049,316	1,047,174
Residential construction	252,573	267,357
Consumer and other	61,139	64,287
Total loans	7,908,111	7,925,133
Allowance for credit losses on loans	(96,285)	(91,684)
Loans, net	$7,811,826	$7,833,449
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $37.9 million and $37.4 million as of March 31, 2024 and December 31, 2023, respectively, due to immateriality.

	March 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$7,137	$—	$7,137	$15,465	$1,428,860	$1,451,462
Paycheck Protection Program (PPP)	81	—	81	—	4,212	4,293
Real estate:
Commercial real estate (including multi-family residential)	13,498	—	13,498	21,268	4,015,119	4,049,885
Commercial real estate construction and land development	4,345	—	4,345	8,406	1,026,692	1,039,443
1-4 family residential (including home equity)	6,170	—	6,170	10,368	1,032,778	1,049,316
Residential construction	575	—	575	1,410	250,588	252,573
Consumer and other	11	—	11	212	60,916	61,139
Total loans	$31,817	$—	$31,817	$57,129	$7,819,165	$7,908,111

	December 31, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,096	$—	$6,096	$5,048	$1,397,858	$1,409,002
Paycheck Protection Program (PPP)	375	—	375	—	4,725	5,100
Real estate:
Commercial real estate (including multi-family residential)	9,600	—	9,600	16,699	4,045,508	4,071,807
Commercial real estate construction and land development	7,341	—	7,341	5,043	1,048,022	1,060,406
1-4 family residential (including home equity)	3,492	—	3,492	8,874	1,034,808	1,047,174
Residential construction	498	—	498	3,288	263,571	267,357
Consumer and other	64	—	64	239	63,984	64,287
Total loans	$27,466	$—	$27,466	$39,191	$7,858,476	$7,925,133
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in our market. Individual bankers, under the oversight of credit administration, review updated financial information for all pass grade commercial loans to reassess the risk grade on at least an annual basis. When a loan reaches a set of internally designated criteria, including Substandard or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.
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
The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2024 and December 31, 2023:

	March 31, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial and industrial
Pass	$107,787	$292,611	$217,128	$153,240	$35,742	$34,744	$533,879	$33,792	$1,408,923	$1,377,118
Special Mention	—	115	2,270	589	66	325	3,459	1,460	8,284	8,340
Substandard	71	2,374	4,082	968	559	12,585	11,637	1,932	34,208	23,496
Doubtful	—	47	—	—	—	—	—	—	47	48
Total commercial and industrial loans	$107,858	$295,147	$223,480	$154,797	$36,367	$47,654	$548,975	$37,184	$1,451,462	$1,409,002

Current period gross charge-offs	$—	$—	$30	$85	$144	$—	$50	$—	$309

Paycheck Protection Program (PPP)
Pass	$—	$—	$—	$2,347	$1,946	$—	$—	$—	$4,293	$5,100
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$—	$2,347	$1,946	$—	$—	$—	$4,293	$5,100

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$96,235	$425,893	$1,309,676	$834,247	$417,006	$689,186	$116,365	$20,128	$3,908,736	$3,959,675
Special Mention	2,745	10,358	11,822	15,343	20,377	7,840	2,659	485	71,629	54,483
Substandard	2,193	9,507	11,559	22,828	7,956	14,991	386	100	69,520	57,649
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$101,173	$445,758	$1,333,057	$872,418	$445,339	$712,017	$119,410	$20,713	$4,049,885	$4,071,807

Current period gross charge-offs	$—	$—	$—	$527	$—	$—	$—	$—	$527

Commercial real estate construction and land development
Pass	$78,696	$273,479	$443,705	$105,452	$24,665	$14,684	$61,296	$2,772	$1,004,749	$1,032,789
Special Mention	1,994	1,140	7,801	237	—	478	—	—	11,650	9,737
Substandard	—	3,280	1,601	17,316	74	79	370	324	23,044	17,880
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$80,690	$277,899	$453,107	$123,005	$24,739	$15,241	$61,666	$3,096	$1,039,443	$1,060,406

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$30,500	$157,208	$266,182	$210,530	$107,684	$137,325	$91,132	$11,046	$1,011,607	$1,011,743
Special Mention	173	977	850	1,470	1,816	1,063	—	175	6,524	5,384
Substandard	1,587	1,956	1,419	3,480	2,092	10,722	8,226	1,703	31,185	30,047
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$32,260	$160,141	$268,451	$215,480	$111,592	$149,110	$99,358	$12,924	$1,049,316	$1,047,174

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction
Pass	$39,851	$123,542	$74,617	$6,142	$2,437	$489	$1,156	$—	$248,234	$264,069
Special Mention	—	—	—	365	—	—	—	—	365	—
Substandard	—	3,974	—	—	—	—	—	—	3,974	3,288
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$39,851	$127,516	$74,617	$6,507	$2,437	$489	$1,156	$—	$252,573	$267,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$14,060	$19,415	$7,010	$2,799	$1,673	$646	$14,663	$481	$60,747	$63,881
Special Mention	—	—	18	—	—	—	—	—	18	67
Substandard	—	—	110	102	—	10	2	150	374	339
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$14,060	$19,415	$7,138	$2,901	$1,673	$656	$14,665	$631	$61,139	$64,287

Current period gross charge-offs	$—	$5	$—	$—	$—	$—		$—	$5

Total loans
Pass	$367,129	$1,292,148	$2,318,318	$1,314,757	$591,153	$877,074	$818,491	$68,219	$7,647,289	$7,714,375
Special Mention	4,912	12,590	22,761	18,004	22,259	9,706	6,118	2,120	98,470	78,011
Substandard	3,851	21,091	18,771	44,694	10,681	38,387	20,621	4,209	162,305	132,699
Doubtful	—	47	—	—	—	—	—	—	47	48
Total loans	$375,892	$1,325,876	$2,359,850	$1,377,455	$624,093	$925,167	$845,230	$74,548	$7,908,111	$7,925,133

Current period gross charge-offs	$—	$5	$30	$612	$144	$—	$50	$—	$841

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2024 and 2023:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance December 31, 2023	$31,979	$—	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for credit losses on loans	5,667		(1,049)	425	265	72	(65)	5,315
Charge-offs	(309)	—	(527)	—	—	—	(5)	(841)
Recoveries	114	—	—	—	5	—	8	127
Net charge-offs	(195)	—	(527)	—	5	—	3	(714)
Balance March 31, 2024	$37,451	$—	$36,611	$14,052	$5,055	$2,695	$421	$96,285
Three Months Ended
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	(1,502)	—	4,716	(542)	116	293	119	3,200
Charge-offs	(426)	—	—	—	—	—	(8)	(434)
Recoveries	208	—	14	—	7	—	13	242
Net charge-offs	(218)	—	14	—	7	—	5	(192)
Balance March 31, 2023	$39,516	$—	$37,700	$13,579	$2,832	$2,089	$472	$96,188
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2024 and December 31, 2023 was $10.1 million and $11.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a reversal of provision of $1.2 million provision on unfunded commitments during the three months ended March 31, 2024 compared to a provision of $466 thousand for the three months ended March 31, 2023.

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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$18	$—	$18
Real estate:
Commercial real estate (including multi-family residential)	7,410	—	—	7,410
Commercial real estate construction and land development	1,179	—	—	1,179
1-4 family residential (including home equity)	620	—	—	620
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$9,209	$18	$—	$9,227

	December 31, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$70	$—	$70
Real estate:
Commercial real estate (including multi-family residential)	5,548	—	—	5,548
Commercial real estate construction and land development	437	—	—	437
1-4 family residential (including home equity)	424	—	—	424
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$6,409	$70	$—	$6,479

Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,073	$14,392	$15,465
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	15,905	5,363	21,268
Commercial real estate construction and land development	7,664	742	8,406
1-4 family residential (including home equity)	7,310	3,058	10,368
Residential construction	—	1,410	1,410
Consumer and other	32	180	212
Total loans	$31,984	$25,145	$57,129

	December 31, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,616	$3,432	$5,048
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,844	4,855	16,699
Commercial real estate construction and land development	5,043	—	5,043
1-4 family residential (including home equity)	7,400	1,474	8,874
Residential construction	3,288	—	3,288
Consumer and other	54	185	239
Total loans	$29,245	$9,946	$39,191
Loan Modifications
Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at March 31, 2024.

The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$1,059	$814	$—	$—	$468	$2,341
Real estate:
Commercial real estate (including multi-family residential)	—	—	1,800	—	—	—	1,800
Commercial real estate construction and land development	—	2,097	—	—	—	1,944	4,041
1-4 family residential (including home equity)	—	—	657	—	—	—	657
Residential construction	—	55	1,173	—	—	237	1,465
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,211	$4,444	$—	$—	$2,649	$10,304

	Three Months Ended March 31, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$96	$2,251	$—	$—	$—	$—	$2,347
Real estate:
Commercial real estate (including multi-family residential)	—	798	—	—	—		798
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	725	—	—	—	—	725
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$96	$3,774	$—	$—	$—	$—	$3,870

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the periods indicated:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
		(months)		(months)
Commercial and industrial	—%	4	—%	29
Real estate:
Commercial real estate (including multi-family residential)	—%	—	—%	6
Commercial real estate construction and land development	—%	5	—%	—
1-4 family residential (including home equity)	—%	—	—%	12
Residential construction	—%	6	—%	—
Consumer and other	—%	—	—%	—
The following table summarizes modified loans that had a payment default during the twelve months ended March 31, 2024:

	Term Extension	Payment Delay	Combination Term Extension and Payment Delay
	(In thousands)
Commercial and industrial	$142	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—
Commercial real estate construction and land development	1,727	—	—
1-4 family residential (including home equity)	—	—	69
Residential construction	—	1,173	—
Consumer and other	92	—	—
	$1,961	$1,173	$69
There were no loans that had payment defaults during the three months ended March 31, 2023 that were modified due to the borrowers experiencing financial difficulty in that period prior to default.
Commitments to lend additional amounts to borrowers whose loans were modified in the twelve months ended March 31, 2024 totaled $1.4 million.
5. LEASES
At March 31, 2024, the Company had 31 operating leases consisting of branch locations, office facilities and equipment. The right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2024 and 2023.

Supplemental lease information at the dates indicated was as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$19,193	$20,746
Operating lease liability classified as other liabilities	$19,658	$20,659
Weighted average lease term, in years	7.63	7.67
Weighted average discount rate	4.21%	4.17%
Lease costs for the dates indicated was as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Income Statement:
Operating lease cost	$1,943	$1,809
Short-term lease cost	6	5
Total operating lease costs	$1,949	$1,814
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	March 31, 2024	December 31, 2023
	(In thousands)
Lease payments due:
Within one year	$3,281	$4,428
After one but within two years	4,191	3,978
After two but within three years	3,667	3,430
After three but within four years	3,469	3,227
After four but within five years	3,294	3,047
After five years	6,815	6,605
Total lease payments	24,717	24,715
Less: discount on cash flows	(5,059)	(4,056)
Total lease liability	$19,658	$20,659
6. FAIR VALUE
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	March 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$399,742	$399,742	$—	$—	$399,742
Available for sale securities	1,523,100	—	1,523,100	—	1,523,100
Loans held for investment, net of allowance	7,811,826	—	—	7,583,625	7,583,625
Accrued interest receivable	45,466	297	7,286	37,883	45,466
Financial liabilities
Deposits	$8,794,716	$—	$8,788,761	$—	$8,788,761
Accrued interest payable	12,227	—	12,227	—	12,227
Borrowed funds	215,000	—	215,000	—	215,000
Subordinated debt	109,864	—	108,739	—	108,739

	December 31, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$399,237	$399,237	$—	$—	$399,237
Available for sale securities	1,395,680	—	1,395,680	—	1,395,680
Loans held for investment, net of allowance	7,833,449	—	—	7,627,962	7,627,962
Accrued interest receivable	44,244	118	6,716	37,410	44,244
Financial liabilities
Deposits	$8,873,467	$—	$8,866,645	$—	$8,866,645
Accrued interest payable	11,288	—	11,288	—	11,288
Borrowed funds	50,000	—	50,000	—	50,000
Subordinated debt	109,765	—	109,390	—	109,390

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$289,365	$—	$289,365
Municipal securities	—	196,748	—	196,748
Agency mortgage-backed pass-through securities	—	412,005	—	412,005
Agency collateralized mortgage obligations	—	520,869	—	520,869
Corporate bonds and other	—	104,113	—	104,113
Interest rate swaps	—	7,370	—	7,370
Credit risk participation agreements	—	—	13	13
Total fair value of financial assets	$—	$1,530,470	$13	$1,530,483
Financial liabilities
Interest rate swaps	$—	$7,370	$—	$7,370
Total fair value of financial liabilities	$—	$7,370	$—	$7,370

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$297,418	$—	$297,418
Municipal securities	—	204,059	—	204,059
Agency mortgage-backed pass-through securities	—	387,873	—	387,873
Agency collateralized mortgage obligations	—	398,117	—	398,117
Corporate bonds and other	—	108,213	—	108,213
Interest rate swaps	—	6,692	—	6,692
Credit risk participation agreements	—	—	20	20
Total fair value of financial assets	$—	$1,402,372	$20	$1,402,392
Financial liabilities
Interest rate swaps	$—	$6,692	$—	$6,692
Total fair value of financial liabilities	$—	$6,692	$—	$6,692
There were no transfers between levels during the three months ended March 31, 2024 or 2023.
Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below.

	March 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$18,691
Commercial real estate (including multi-family residential)	—	—	7,373
Commercial real estate construction and land development	—	—	8,708
1-4 family residential (including home equity)	—	—	4,997
Residential construction	—	—	1,192
Consumer and other	—	—	85
	$—	$—	$41,046

	December 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,084
Commercial real estate (including multi-family residential)	—	—	7,134
Commercial real estate construction and land development	—	—	6,654
1-4 family residential (including home equity)	—	—	3,892
Consumer and other	—	—	106
Branch assets held for sale(1)	2,033	—	—
	$2,033	$—	$27,870
(1) Branch assets held for sale are banking centers that have closed and are for sale.
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 at March 31, 2024 and December 31, 2023 were $542.3 million and $548.4 million, respectively.
Scheduled maturities of time deposits for the next five years are as follows (in thousands):

Within one year	$1,538,006
After one but within two years	60,069
Over three years	93,464
Total	$1,691,539
The Company had $786.6 million and $615.9 million of brokered deposits as of March 31, 2024 and December 31, 2023, respectively. There were no concentrations of deposits with any one depositor at March 31, 2024 and December 31, 2023.
8. DERIVATIVE INSTRUMENTS
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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2024, management determined there was no such deterioration.

At March 31, 2024 and December 31, 2023, the Company had 14 and 15 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At March 31, 2024 and December 31, 2023 the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated below were as follows (dollars in thousands):

	March 31, 2024
							Weighted
							Average
		Notional	Fair				Maturity
	Classification	Amounts	Value		Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$103,805	$7,011	8856	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.26
Financial institutions	Other assets	4,880	359	-8856	4.99%	U.S. Prime	3.71
Customers	Other liabilities	4,880	(359)	2	4.99%	U.S. Prime	3.71
Customers	Other liabilities	103,805	(7,011)	25	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.26
Credit risk participation agreements:
Financial institutions	Other assets	$20,557	$13		3.50% - 5.40%	SOFR CME 1M + 2.50%	7.07

	December 31, 2023
						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$104,930	$6,367	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.51
Financial institutions	Other assets	4,911	295	4.99%	U.S. Prime	3.96
Customers	Other assets	4,875	30	6.25%	SOFR CME 1M + 2.50%	4.04
Financial institutions	Other liabilities	4,875	(30)	6.25%	SOFR CME 1M + 2.50%	4.04
Customers	Other liabilities	4,911	(295)	4.99%	U.S. Prime	3.96
Customers	Other liabilities	104,930	(6,367)	3.25% - 5.58%	SOFR CME 1M + 2.50% - 3.00%	4.51
Credit risk participation agreements:
Financial institutions	Other assets	$20,758	$20	3.50% - 5.40%	SOFR CME 1M + 2.50%	7.33

9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2024, the Company had a total borrowing capacity of $3.52 billion, of which $2.14 billion was available under this agreement and $1.38 billion was outstanding pursuant to FHLB advances and letters of credit. There were $215.0 million of FHLB short-term advances outstanding at March 31, 2024 at a weighted-average rate of 5.60%.
Letters of credit were $1.17 billion at March 31, 2024 and will expire in the following periods (in thousands):

2024	$310,280
2025	296,200
2026	57,300
2027	402,500
Thereafter	100,000
Total	$1,166,280
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the (“Loan Agreement”) that provides for a $75.0 million revolving line of credit. At March 31, 2024, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2024 or 2023. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0% and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2024, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
10. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at March 31, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at March 31, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. The Bank Notes bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part or in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes are within five years of maturity, only 60% of the notes are eligible for Tier 2 capital treatment at March 31, 2024.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to 3-Month SOFR, plus 3.13%, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items.

	Three Months Ended
	March 31, 2024	March 31, 2023
Income tax expense	$6,759	$9,913
Effective income tax rate	20.5%	21.1%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2024.

12. STOCK BASED COMPENSATION
Under the 2022 Omnibus Incentive Plan (the “2022 Plan”) the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at March 31, 2024 were issued under the 2022 Plan. At March 31, 2024, there were 770,505 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $2.8 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively.
Stock Options
Stock options outstanding at March 31, 2024, were issued under equity compensation plans that are no longer active and no additional shares may be issued under these compensation plans. Stock option activity during the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2024	258	$18.56	2.09	$2,398
Options granted	—	—
Options exercised	(22)	(14.68)
Options forfeited	(4)	14.11
Options outstanding, March 31, 2024	232	$19.01	2.02	$1,319
Options vested and exercisable, March 31, 2024	232	$19.01	2.02	$1,319
Restricted Stock Awards
The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant, which is the closing price of the Company’s common stock on the day before the grant date. The shares of restricted stock granted during 2024 generally vest over a period of two or three years from the date of grant and the Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
Shares of restricted stock are considered outstanding at the date of issuance as the grantee becomes the record owner of the restricted stock and has voting, dividend and other shareholder rights. The shares of restricted stock are non-transferable and subject to forfeiture until the restricted stock awards vest and any dividends with respect to the restricted stock awards are subject to the same restrictions, including the risk of forfeiture. Nonvested shares of restricted stock activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2024	458	$29.38
Share awards granted	263	23.31
Share awards vested	(57)	(25.99)
Unvested share awards forfeited or cancelled	(1)	(25.99)
Nonvested share awards outstanding, March 31, 2024	663	27.27
As of March 31, 2024, there was $16.1 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.04 years.

Performance Share Awards (“PSAs”)
PSAs are generally earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Company common stock following a one-year service period. There were 77,624 PSAs awarded during the three months ended March 31, 2024. The grant date fair value of the PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At March 31, 2024, there was $2.2 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 2.14 years.
13. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$294,694	$1,251,493	$367,068	$1,425,946
Standby letters of credit	14,771	24,660	16,147	21,514
Total	$309,465	$1,276,153	$383,215	$1,447,460
    At March 31, 2024 and December 31, 2023, the Company had FHLB letters of credit in the amount of $1.17 billion and $1.82 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or less. As of March 31, 2024, the fixed rate loan commitments had interest rates ranging from 1.80% to 13.50% with a weighted average maturity of 2.28 years and a weighted-average rate of 6.59%.
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of March 31, 2024 and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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

Based on the ratios presented below, the Company’s and the Bank’s capital ratios as of March 31, 2024 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework. The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2024 and December 31, 2023:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC.
(Consolidated)
March 31, 2024
Total Capital (to risk-weighted assets)	$1,252,365	14.62%	$685,412	8.00%	$899,603	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,053,055	12.29%	385,544	4.50%	599,735	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,062,953	12.41%	514,059	6.00%	728,250	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,062,953	10.41%	408,273	4.00%	408,273	4.00%	N/A	N/A
December 31, 2023
Total Capital (to risk-weighted assets)	$1,221,060	14.02%	$696,529	8.00%	$914,195	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,025,076	11.77%	391,798	4.50%	604,463	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,034,974	11.89%	522,397	6.00%	740,062	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,034,974	10.18%	406,859	4.00%	406,859	4.00%	N/A	N/A
STELLAR BANK
March 31, 2024
Total Capital (to risk-weighted assets)	$1,208,772	14.13%	$684,604	8.00%	$898,542	10.50%	$855,755	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,079,360	12.61%	385,090	4.50%	599,028	7.00%	556,240	6.50%
Tier 1 Capital (to risk-weighted assets)	1,079,360	12.61%	513,453	6.00%	727,391	8.50%	684,604	8.00%
Tier 1 Leverage (to average tangible assets)	1,079,360	10.59%	407,853	4.00%	407,853	4.00%	509,816	5.00%
December 31, 2023
Total Capital (to risk-weighted assets)	$1,186,710	13.65%	$695,746	8.00%	$913,167	10.50%	$869,683	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	391,357	4.50%	608,778	7.00%	565,294	6.50%
Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	521,810	6.00%	739,231	8.50%	695,746	8.00%
Tier 1 Leverage (to average tangible assets)	1,060,624	10.44%	406,453	4.00%	406,453	4.00%	508,066	5.00%
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

15. EARNINGS PER COMMON SHARE
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

	Three Months Ended March 31,
	2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$26,147		$37,148
Basic:
Weighted average shares outstanding	53,343	$0.49	53,021	$0.70
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	63		117
Total	53,406	$0.49	53,138	$0.70
There were 101,166 and 6,807 antidilutive shares as of March 31, 2024 and 2023, respectively.

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

Cautionary Notice Regarding Forward-Looking Statements
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
There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the following:
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
Critical Accounting Policies
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1– Nature of Operations and Summary of Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

As of March 31, 2024, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have had an impact of $1.9 million increase to funded reserves. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have an impact of $3.2 million increase in funded reserves. Increasing estimated loss rates (i.e. quantitative and qualitative) by 5 basis points would have a $3.8 million impact.

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
See Note 2 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill and intangibles.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
Results of Operations
Net income was $26.1 million, or $0.49 per diluted share, for the first quarter 2024 compared to $37.1 million, or $0.70 per diluted share, for the first quarter 2023. The decrease in net income was primarily due to a $13.7 million decrease in net interest income and a $1.2 million decrease in noninterest income, partially offset by a $1.2 million decrease in noninterest expense and a $3.2 million decrease in the provision for income taxes.
Annualized returns on average assets, returns on average equity and efficiency ratios were 0.98%, 6.88% and 66.18%, for the three months ended March 31, 2024, compared to 1.38%, 10.62% and 58.96%, for the three months ended March 31, 2023. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net Interest Income
Three months ended March 31, 2024 compared with three months ended March 31, 2023. Net interest income before the provision for credit losses for the three months ended March 31, 2024 was $102.1 million compared with $115.8 million for the three months ended March 31, 2023, a decrease of $13.7 million, or 11.8%, primarily due to the increase in the cost of funds and average interest-bearing liabilities more than offsetting the increase in interest income.
Interest income was $148.4 million for the three months ended March 31, 2024, an increase of $8.0 million, or 5.7%, compared with $140.4 million for the three months ended March 31, 2023, primarily due to higher-yielding loans and increased average loans outstanding. Average interest-earning assets decreased $170.3 million, or 1.7%, for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, primarily due the decrease in average securities and deposits in other financial institutions, partially offset by the increase in average loans. Average loans to average interest earning assets increased to 82.3% for the three months ended March 31, 2024 compared to 79.9% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $8.6 million for the three months ended March 31, 2024, compared to $10.1 million for the three months ended March 31, 2023.
Interest expense was $46.3 million for the three months ended March 31, 2024, an increase of $21.7 million, or 88.3%, compared with $24.6 million for the three months ended March 31, 2023. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.36% for the three months ended March 31, 2024 compared to 1.91% for the same period in 2023. Average interest-bearing liabilities increased $318.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in certificates and other time deposits and interest-bearing demand deposits, partially offset by a decrease in average money market and savings deposits.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended March 31, 2024 was 4.26%, a decrease of 54 basis points compared to 4.80% for the three months ended March 31, 2023. The decrease in the net interest margin on a tax equivalent basis was primarily due to increased funding costs. The average rate paid on interest-bearing liabilities of 3.36% and the average yield on interest-earning assets of 6.19% for the first quarter of 2024 increased by 145 basis points and 39 basis points, respectively, over the same period in 2023. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2024 and 2023, thus making tax-exempt yields comparable to taxable asset yields.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,938,824	$134,685	6.82%	$7,847,011	$125,729	6.50%
Securities	1,441,814	10,111	2.82%	1,604,011	10,915	2.76%
Deposits in other financial institutions	264,906	3,627	5.51%	364,781	3,771	4.19%
Total interest-earning assets	9,645,544	$148,423	6.19%	9,815,803	$140,415	5.80%
Allowance for credit losses on loans	(91,612)			(93,331)
Noninterest-earning assets	1,132,857			1,160,061
Total assets	$10,686,789			$10,882,533

Liabilities and Shareholders’ Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,697,211	$12,278	2.91%	$1,650,273	$8,382	2.06%
Money market and savings deposits	2,150,805	15,252	2.85%	2,490,889	9,655	1.57%
Certificates and other time deposits	1,444,048	15,084	4.20%	861,595	3,307	1.56%
Borrowed funds	134,400	1,774	5.31%	105,191	1,317	5.08%
Subordinated debt	109,808	1,917	7.02%	109,415	1,927	7.14%
Total interest-bearing liabilities	5,536,272	$46,305	3.36%	5,217,363	$24,588	1.91%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	3,525,758			4,166,265
Other liabilities	96,461			80,823
Total liabilities	9,158,491			9,464,451
Shareholders' equity	1,528,298			1,418,082
Total liabilities and shareholders’ equity	$10,686,789			$10,882,533

Net interest rate spread			2.83%			3.89%

Net interest income and margin(1)		$102,118	4.26%		$115,827	4.79%

Net interest income and margin (tax equivalent)(2)		$102,207	4.26%		$116,119	4.80%

Cost of funds			2.06%			1.06%
Cost of deposits			1.94%			0.94%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended March 31, 2024 and 2023.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,484	$7,472	$8,956
Securities	(1,113)	309	(804)
Deposits in other financial institutions	(1,040)	896	(144)
Total (decrease) increase in interest income	(669)	8,677	8,008
Interest-bearing Liabilities:
Interest-bearing demand deposits	240	3,656	3,896
Money market and savings deposits	(1,328)	6,925	5,597
Certificates and other time deposits	2,259	9,518	11,777
Borrowed funds	369	88	457
Subordinated debt	7	(17)	(10)
Total increase in interest expense	1,547	20,170	21,717
Decrease in net interest income	$(2,216)	$(11,493)	$(13,709)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $4.1 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The provision for credit losses for the three months ended March 31, 2024 primarily resulted from changes to the specific reserves within the allowance for credit losses model, among other things.
We recorded net charge-offs of $714 thousand for the three months ended March 31, 2024 compared to net charge-offs of $192 thousand during the three months ended March 31, 2023.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card and ATM income and income earned on bank-owned life insurance. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2024 compared with three months ended March 31, 2023. Noninterest income totaled $6.3 million for the three months ended March 31, 2024 compared with $7.5 million for the same period in 2023, a decrease of $1.2 million, or 16.0%, primarily due to decreased debt card and ATM income due the impact of the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Durbin Amendment”) along with a decision made by the Company to no longer charge NSF fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(In thousands)
Service charges on deposit accounts	1,598	1,349	249
Gain on sale of assets	513	198	315
Bank-owned life insurance income	587	522	65
Debit card and ATM income	527	1,698	(1,171)
Other(1)	3,071	3,731	(660)
Total noninterest income	$6,296	$7,498	$(1,202)
(1)Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended March 31, 2024 compared with three months ended March 31, 2023. Noninterest expense was $71.4 million for the three months ended March 31, 2024 compared to $72.6 million for the three months ended March 31, 2023, a decrease of $1.2 million, or 1.6%, primarily due to a decrease in acquisition and merger-related expenses, partially offset by increased salaries and employee benefits, professional fees and other noninterest expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(In thousands)
Salaries and employee benefits(1)	$41,376	$39,775	$1,601
Net occupancy and equipment	4,390	4,088	302
Depreciation	1,964	1,836	128
Data processing and software amortization	4,894	5,054	(160)
Professional fees	2,662	1,527	1,135
Regulatory assessments and FDIC insurance	1,854	1,294	560
Amortization of intangibles	6,212	6,879	(667)
Communications	937	701	236
Advertising	765	839	(74)
Acquisition and merger-related expenses	—	6,165	(6,165)
Other	6,356	4,440	1,916
Total noninterest expense	$71,410	$72,598	$(1,188)
(1)Total salaries and employee benefits includes $2.8 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively, of stock based compensation expense.
Salaries and employee benefits. Salaries and benefits increased $1.6 million, or 4.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to annual salary increases.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $6.2 million incurred during the three months ended March 31, 2023, were primarily related to compensation, legal and advisory fees associated with the 2022 Merger between Allegiance and CBTX. No acquisition and merger-related expenses were incurred in the first quarter of 2024.
Professional fees. Professional fees increased to $2.7 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023 primarily due to increased consulting fees due to various projects, some of which related to the Company’s assets crossing the $10 billion threshold.

Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 66.18% for the three months ended March 31, 2024 compared to 58.96% for the three months ended March 31, 2023, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $3.2 million for the three months ended March 31, 2024 compared with the same period in 2023 primarily due to the decrease in pre-tax net income. Our effective tax rate was 20.5% and 21.1% for the three months ended March 31, 2024 and 2023, respectively.
Financial Condition
Loan Portfolio
At March 31, 2024, total loans were $7.91 billion, a decrease of $17.0 million, or 0.2%, compared with December 31, 2023. Total loans as a percentage of deposits were 89.9% and 89.3% as of March 31, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 73.7% and 74.4% as of March 31, 2024 and December 31, 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,451,462	18.4%	$1,409,002	17.8%
Paycheck Protection Program (PPP)	4,293	0.1%	5,100	0.1%
Real estate:
Commercial real estate (including multi-family residential)	4,049,885	51.2%	4,071,807	51.3%
Commercial real estate construction and land development	1,039,443	13.1%	1,060,406	13.4%
1-4 family residential (including home equity)	1,049,316	13.3%	1,047,174	13.2%
Residential construction	252,573	3.2%	267,357	3.4%
Consumer and other	61,139	0.7%	64,287	0.8%
Total loans	7,908,111	100.0%	7,925,133	100.0%
Allowance for credit losses on loans	(96,285)		(91,684)
Loans, net	$7,811,826		$7,833,449
Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies generally located in our market. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review which includes third-party loan review services to review the credit risk on a periodic basis. The internal loan review department focuses on credits not reviewed by the third-party loan reviewer to ensure more complete coverage of credit risk. Results of these reviews are presented to management and the risk committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel and contained in our policies and procedures.

The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased by $42.5 million, or 3.0%, to $1.45 billion as of March 31, 2024 from $1.41 billion as of December 31, 2023.
Paycheck Protection Program (“PPP”). The balance of PPP loans decreased $807 thousand to $4.3 million as of March 31, 2024 from $5.1 million as of December 31, 2023 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. As of both March 31, 2024 and December 31, 2023, 46.6% of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $21.9 million, or 0.5%, to $4.05 billion as of March 31, 2024 from $4.07 billion as of December 31, 2023. Included in our commercial real estate portfolio are multi-family residential loans. Our multi-family loans as of March 31, 2024 decreased to $452.2 million from $488.8 million as of December 31, 2023. We had 236 multi-family loans with an average loan size of $2.0 million as of March 31, 2024.
As of March 31, 2024, the Company’s commercial real estate (including multi-family residential) loan portfolio included $259.8 million of multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $298.9 million as of December 31, 2023.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2024 and December 31, 2023, 19.2% and 21.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Commercial real estate construction and land development loans decreased $21.0 million, or 2.0%, to $1.04 billion as of March 31, 2024 compared to $1.06 billion as of December 31, 2023.
As of March 31, 2024, the Company’s commercial real estate construction and land development portfolio included $120.3 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $80.5 million as of December 31, 2023.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $2.1 million, or 0.2%, to $1.05 billion as of March 31, 2024 compared to December 31, 2023.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $14.8 million, or 5.5%, to $252.6 million as of March 31, 2024 from $267.4 million as of December 31, 2023.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $3.1 million, or 4.9%, to $61.1 million as of March 31, 2024 from $64.3 million as of December 31, 2023.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $57.1 million, or 0.53% of total assets, at March 31, 2024 compared to $39.2 million, or 0.37% of total assets, at December 31, 2023. Nonaccrual loans consisted of 131 separate credits at March 31, 2024 compared to 114 separate credits at December 31, 2023. The following table presents information regarding nonperforming assets as of the dates indicated.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$15,465	$5,048
Paycheck Protection Program (PPP)	—	—
Real estate:
Commercial real estate (including multi-family residential)	21,268	16,699
Commercial real estate construction and land development	8,406	5,043
1-4 family residential (including home equity)	10,368	8,874
Residential construction	1,410	3,288
Consumer and other	212	239
Total nonaccrual loans	57,129	39,191
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	57,129	39,191
Other real estate	—	—
Total nonperforming assets	$57,129	$39,191
Troubled loan modifications(1)	$19,717	$15,727
Nonperforming assets to total assets	0.53%	0.37%
Nonperforming loans to total loans	0.72%	0.49%
(1)Troubled loan modifications in the table above are loans that were modified that are not included in nonperforming loans.
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with accounting standards codification topic (“ASC”) 326, “Financial Instruments - Credit Losses” that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Significant Accounting and Reporting Policies and Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the Company’s loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At March 31, 2024, our allowance for credit losses on loans was $96.3 million, or 1.22% of total loans, compared with $91.7 million, or 1.16% of total loans, as of December 31, 2023. The increase in the allowance for credit losses on loans during the first three months of 2024 primarily resulted from changes to the specific reserves within the allowance for credit losses model, among other things. The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	March 31,
	2024	2023
	(Dollars in thousands)
Average loans outstanding	$7,938,824	$7,847,011
Gross loans outstanding at end of period	7,908,111	7,886,044
Allowance for credit losses on loans at beginning of period	91,684	93,180
Provision for credit losses on loans	5,315	3,200
Charge-offs:
Commercial and industrial loans	(309)	(426)
Real estate:
Commercial real estate (including multi-family residential)	(527)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	—
Residential construction	—	—
Consumer and other	(5)	(8)
Total charge-offs for all loan types	(841)	(434)
Recoveries:
Commercial and industrial loans	114	208
Real estate:
Commercial real estate (including multi-family residential)	—	14
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	5	7
Residential construction	—	—
Consumer and other	8	13
Total recoveries for all loan types	127	242
Net charge-offs	(714)	(192)
Allowance for credit losses on loans at end of period	$96,285	$96,188
Allowance for credit losses on loans to total loans	1.22%	1.22%
Net charge-offs to average loans(1)	0.04%	0.01%
Allowance for credit losses on loans to nonperforming loans	168.54%	221.56%
(1)Annualized.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At March 31, 2024, our allowance for credit losses on unfunded commitments was $10.1 million compared to $11.3 million at December 31, 2023.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2024, the carrying amount of investment securities totaled $1.52 billion, an increase of $127.4 million, or 9.1%, compared with $1.40 billion as of December 31, 2023. Securities represented 14.2% and 13.1% of total assets as of March 31, 2024 and December 31, 2023, respectively.
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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$299,366	$69	$(10,070)	$289,365
Municipal securities	222,809	1,166	(27,227)	196,748
Agency mortgage-backed pass-through securities	454,639	39	(42,673)	412,005
Agency collateralized mortgage obligations	593,435	185	(72,751)	520,869
Corporate bonds and other	117,631	34	(13,552)	104,113
Total	$1,687,880	$1,493	$(166,273)	$1,523,100

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

The following tables summarize the contractual maturity of securities and their weighted average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the tables below, municipal securities are calculated on a tax equivalent basis.

	March 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$74,976	0.81%	$77,928	1.30%	$6,694	4.83%	$139,768	4.78%	$299,366	2.88%
Municipal securities	—	0.00%	2,102	4.76%	68,712	2.48%	151,995	2.68%	222,809	2.63%
Agency mortgage-backed pass-through securities	627	2.78%	4,688	2.89%	11,865	4.33%	437,459	3.61%	454,639	3.62%
Agency collateralized mortgage obligations	—	0.00%	15,046	2.76%	13,986	4.93%	564,403	2.43%	593,435	2.50%
Corporate bonds and other	1,085	0.70%	3,000	5.75%	61,940	4.78%	51,606	3.02%	117,631	3.99%
Total	$76,688	0.83%	$102,764	1.79%	$163,197	3.79%	$1,345,231	3.11%	$1,687,880	2.99%

	December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$84,932	1.35%	$78,193	1.31%	$7,442	4.69%	$136,962	4.61%	$307,529	2.87%
Municipal securities	—	0.00%	1,806	4.78%	67,735	2.35%	160,074	2.65%	229,615	2.58%
Agency mortgage-backed pass-through securities	640	2.98%	4,852	2.92%	12,025	4.32%	407,147	3.45%	424,664	3.47%
Agency collateralized mortgage obligations	—	0.00%	11,170	2.80%	7,869	2.66%	443,459	1.90%	462,498	1.93%
Corporate bonds and other	1,077	2.50%	3,000	5.75%	62,368	4.75%	54,379	2.98%	120,824	3.96%
Total	$86,649	1.37%	$99,021	1.76%	$157,439	3.58%	$1,202,021	2.88%	$1,545,130	2.80%
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
As of March 31, 2024 and December 31, 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 2.82% for the three months ended March 31, 2024 compared with 2.76% for the three months ended March 31, 2023. The increase in average yield during the first quarter of 2024 compared to the same period in 2023 was primarily due to the mix of higher-yielding securities within the portfolio.
Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million as of both March 31, 2024 and December 31, 2023. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of March 31, 2024 was $110.5 million and $116.7 million as of December 31, 2023. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at March 31, 2024 were $8.79 billion, a decrease of $78.8 million, or 0.9%, compared with $8.87 billion at December 31, 2023 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at March 31, 2024 were $3.32 billion, a decrease of $223.7 million, or 6.3%, compared with $3.55 billion at December 31, 2023. Interest-bearing deposits at March 31, 2024 were $5.47 billion, an increase of $144.9 million, or 2.7%, compared with $5.33 billion at December 31, 2023. Estimated uninsured deposits totaled $4.80 billion and estimated uninsured deposits net of collateralized deposits of $1.03 billion were $3.77 billion, or 42.9%, of total deposits at March 31, 2024.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at March 31, 2024 (in thousands):

Three months or less	$161,592
Over three months through six months	164,968
Over six months through 12 months	183,175
Over 12 months	32,533
Total	$542,268
Borrowings
We have an available line of credit with the Federal Home Loan Bank ("FHLB") of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2024, we had a total borrowing capacity of $3.52 billion, of which $2.14 billion was available and $1.38 billion was outstanding pursuant to FHLB advances and letters of credit. There were $215.0 million of FHLB short-term advances outstanding at March 31, 2024 at a weighted-average rate of 5.60%.
Letters of credit were $1.17 billion at March 31, 2024 and will expire in the following periods (in thousands)

2024	$310,280
2025	296,200
2026	57,300
2027	402,500
Thereafter	100,000
Total	$1,166,280
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution, or the (“Loan Agreement”), that provides for a $75.0 million revolving line of credit. At March 31, 2024, there were no outstanding borrowings on this line of credit and the Company did not draw on this line of credit during 2024 or 2023. The Company can make draws on the line of credit for a period of 24 months, which began on December 13, 2022, after which the Company will not be permitted to make further draws and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2024.
The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of Stellar Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2024, we believe we were in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of these trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-month SOFR, plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at March 31, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at March 31, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. The Bank Notes bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part or in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes are within five years of maturity, only 60% of the notes are eligible for Tier 2 capital treatment at March 31, 2024.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to 3-Month SOFR, plus 3.13%, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
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
As of March 31, 2024 and December 31, 2023, we had outstanding $1.55 billion and $1.79 billion, respectively, in commitments to extend credit and $39.4 million and $37.7 million in commitments associated with outstanding letters of credit for those same periods. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2024 and the year ended December 31, 2023, our liquidity needs have been primarily met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits decreased $351.2 million, or 3.83%, and average loans increased $91.8 million, or 1.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Estimated uninsured deposits totaled $4.80 billion and our estimated uninsured deposits net of collateralized deposits of $1.03 billion were $3.77 billion, or 42.9%, of total deposits at March 31, 2024. Our average deposit account size was $78 thousand at March 31, 2024. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.9 years and 7.6 years at March 31, 2024 and December 31, 2023, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $4.31 billion, or 49.0% of total deposits at March 31, 2024. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $979.3 million to its contingent sources of liquidity, bringing total contingent funding sources to approximately $5.29 billion, or 60.2%, of deposits at March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of March 31, 2024 and December 31, 2023, the Bank was well-capitalized. Total shareholders’ equity was $1.53 billion at March 31, 2024 compared with $1.52 billion at December 31, 2023, an increase of $9.7 million. This increase was primarily due to net income of $26.1 million partially offset by the $0.13 per common share dividend paid for the three months ended March 31, 2024 and a $12.1 million increase in the accumulated comprehensive loss, which represents a decrease in the fair value of the Company’s securities.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2024 and December 31, 2023.

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
March 31, 2024
Total Capital (to risk-weighted assets)	14.62%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	12.29%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	12.41%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	10.41%	4.00%	4.00%	N/A
December 31, 2023
Total Capital (to risk-weighted assets)	14.02%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	11.77%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	11.89%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	10.18%	4.00%	4.00%	N/A
Stellar Bank
March 31, 2024
Total Capital (to risk-weighted assets)	14.13%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	12.61%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	12.61%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.59%	4.00%	4.00%	5.00%
December 31, 2023
Total Capital (to risk-weighted assets)	13.65%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	12.20%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	12.20%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.44%	4.00%	4.00%	5.00%

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
Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”). The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.
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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
+300	(1.4)%	(0.9)%	(5.8)%	(0.9)%
+200	(1.1)%	(0.6)%	(2.7)%	1.8%
+100	(0.5)%	0.1%	(0.7)%	3.4%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.3)%	0.5%	(1.4)%	1.0%
-200	(0.8)%	0.2%	(4.6)%	(3.6)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the three months ended March 31, 2024, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed by the Company. Investors should carefully consider the risks described in “Part I—Item 1A.—Risk Factors” in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023 and the Company’s other SEC filings.
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
There were no repurchases by the Company under this plan during the three months ended March 31, 2024. The number of shares that may be repurchased under the plan was 2,463,054, which was computed based on the closing share price of the Company's common stock as of March 31, 2024.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the first quarter of 2024.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
January 1, 2024 to January 31, 2024	1,827	$27.84	—	2,397,123
February 1, 2024 to February 29, 2024	—	—	—	2,531,645
March 1, 2024 to March 31, 2024	22,590	23.38	—	2,463,054
Total	24,417	23.72
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except that on March 8, 2024, Ramon A. Vitulli III, President of Stellar Bancorp, Inc., adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 9,000 shares of the Company's common stock, subject to certain conditions. The arrangement's expiration date is December 31, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.1*	Stellar Bancorp, Inc. Form of Performance Share Award Agreement

10.2*	Executive Employment Agreement dated March 1, 2023, by and among Stellar Bank, Stellar Bancorp, Inc. and Justin M. Long

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: April 26, 2024	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: April 26, 2024	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer