Form 10-Q
period 2024-06-30
Stellar Bancorp, Inc.
filed 2024-07-26
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

As of July 24, 2024, the registrant had 53,574,833 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
June 30, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$110,341	$121,004
Interest-bearing deposits at other financial institutions	379,909	278,233
Total cash and cash equivalents	490,250	399,237
Available for sale securities, at fair value	1,630,971	1,395,680
Loans held for investment	7,713,897	7,925,133
Less: allowance for credit losses on loans	(94,772)	(91,684)
Loans, net	7,619,125	7,833,449
Accrued interest receivable	43,348	44,244
Premises and equipment, net	113,984	118,683
Federal Home Loan Bank stock	15,089	25,051
Bank-owned life insurance	106,262	105,084
Goodwill	497,318	497,318
Core deposit intangibles, net	104,315	116,712
Other assets	103,001	111,681
TOTAL ASSETS	$10,723,663	$10,647,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,308,441	$3,546,815
Interest-bearing
Demand	1,564,405	1,659,999
Money market and savings	2,213,031	2,136,777
Certificates and other time	1,639,426	1,529,876
Total interest-bearing deposits	5,416,862	5,326,652
Total deposits	8,725,303	8,873,467
Accrued interest payable	12,327	11,288
Borrowed funds	240,000	50,000
Subordinated debt	109,964	109,765
Other liabilities	70,274	81,601
Total liabilities	9,157,868	9,126,121
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 53,564,116 shares issued and outstanding at June 30, 2024 and 53,291,079 shares issued and outstanding at December 31, 2023	536	533
Capital surplus	1,238,477	1,232,627
Retained earnings	447,948	405,945
Accumulated other comprehensive loss	(121,166)	(118,087)
Total shareholders’ equity	1,565,795	1,521,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,723,663	$10,647,139
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$135,885	$133,931	$270,570	$259,660
Securities:
Taxable	11,923	9,726	21,216	19,379
Tax-exempt	816	436	1,634	1,698
Deposits in other financial institutions	3,555	2,865	7,182	6,636
Total interest income	152,179	146,958	300,602	287,373
INTEREST EXPENSE:
Demand, money market and savings deposits	28,399	20,708	55,929	38,745
Certificates and other time deposits	18,758	9,622	33,842	12,929
Borrowed funds	1,700	6,535	3,474	7,852
Subordinated debt	1,912	1,812	3,829	3,739
Total interest expense	50,769	38,677	97,074	63,265
NET INTEREST INCOME	101,410	108,281	203,528	224,108
(Reversal of) provision for credit losses	(1,935)	1,915	2,163	5,581
Net interest income after provision for credit losses	103,345	106,366	201,365	218,527
NONINTEREST INCOME:
Service charges on deposit accounts	1,648	1,575	3,246	2,924
(Loss) gain on sale of assets	(64)	(6)	449	192
Bank-owned life insurance income	591	532	1,178	1,054
Debit card and ATM income	543	1,821	1,070	3,519
Other	2,698	1,561	5,769	5,292
Total noninterest income	5,416	5,483	11,712	12,981
NONINTEREST EXPENSE:
Salaries and employee benefits	39,061	37,300	80,437	77,075
Net occupancy and equipment	4,503	3,817	8,893	7,905
Depreciation	1,948	1,841	3,912	3,677
Data processing and software amortization	5,501	4,674	10,395	9,728
Professional fees	1,620	1,564	4,282	3,091
Regulatory assessments and FDIC insurance	2,299	2,755	4,153	4,049
Amortization of intangibles	6,215	6,881	12,427	13,760
Communications	847	689	1,784	1,390
Advertising	891	907	1,656	1,746
Acquisition and merger-related expenses	—	2,897	—	9,062
Other	8,331	5,882	14,687	10,322
Total noninterest expense	71,216	69,207	142,626	141,805
INCOME BEFORE INCOME TAXES	37,545	42,642	70,451	89,703
Provision for income taxes	7,792	7,467	14,551	17,380
NET INCOME	$29,753	$35,175	$55,900	$72,323
EARNINGS PER SHARE:
Basic	$0.56	$0.66	$1.05	$1.36
Diluted	$0.56	$0.66	$1.04	$1.36
DIVIDENDS PER SHARE	$0.13	$0.13	$0.26	$0.26
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$29,753	$35,175	$55,900	$72,323
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	11,418	(23,717)	(3,912)	14,249
Reclassification of gain realized on securities	—	—	—	(234)
Total other comprehensive income (loss)	11,418	(23,717)	(3,912)	14,015
Deferred tax (expense) benefit related to other comprehensive (income) loss	(2,395)	4,994	833	(2,758)
Other comprehensive income (loss), net of tax	9,023	(18,723)	(3,079)	11,257
Comprehensive (income ) loss	$38,776	$16,452	$52,821	$83,580
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT MARCH 31, 2023	53,296,038	$533	$1,225,596	$333,368	$(113,281)	$1,446,216
Net income	—	—	—	35,175	—	35,175
Other comprehensive loss	—	—	—	—	(18,723)	(18,723)
Cash dividends declared, $0.13 per share	—	—	—	(6,924)	—	(6,924)
Common stock issued in connection with the exercise of stock options and restricted stock awards	6,696	—	94	—	—	94
Stock-based compensation expense	—	—	2,842	—	—	2,842
BALANCE AT JUNE 30, 2023	53,302,734	$533	$1,228,532	$361,619	$(132,004)	$1,458,680

BALANCE AT MARCH 31, 2024	53,550,820	$536	$1,235,221	$425,130	$(130,189)	$1,530,698
Net income	—	—	—	29,753	—	29,753
Other comprehensive income	—	—	—		9,023	9,023
Cash dividends declared, $0.13 per share	—	—	—	(6,935)	—	(6,935)
Common stock issued in connection with the exercise of stock options and restricted stock awards	13,296	—	473	—	—	473
Stock-based compensation expense	—	—	2,783			2,783
BALANCE AT JUNE 30, 2024	53,564,116	$536	$1,238,477	$447,948	$(121,166)	$1,565,795

BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income	—	—	—	72,323	—	72,323
Other comprehensive income	—	—	—		11,257	11,257
Cash dividends declared $0.26 per share	—	—	—	(13,850)	—	(13,850)
Common stock issued in connection with the exercise of stock options and restricted stock awards	347,749	3	348	—	—	351
Stock-based compensation expense	—	—	5,423	—	—	5,423
BALANCE AT JUNE 30, 2023	53,302,734	$533	$1,228,532	$361,619	$(132,004)	$1,458,680

BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
Net income	—	—	—	55,900	—	55,900
Other comprehensive loss	—	—	—	—	(3,079)	(3,079)
Cash dividends declared $0.26 per share	—	—	—	(13,897)	—	(13,897)
Common stock issued in connection with the exercise of stock options and restricted stock awards	273,037	3	220	—	—	223
Stock-based compensation expense	—	—	5,630	—	—	5,630
BALANCE AT JUNE 30, 2024	53,564,116	$536	$1,238,477	$447,948	$(121,166)	$1,565,795
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,900	$72,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	16,339	17,437
Net accretion on loans	(18,649)	(22,665)
Net amortization of premium on securities	4,606	1,564
Provision for credit losses	2,163	5,581
Deferred income tax expense	1,387	11,961
Stock-based compensation expense	5,630	5,423
Net change in operating leases	2,262	2,088
Bank-owned life insurance income	(1,178)	(1,054)
Federal Home Loan Bank stock dividends	(493)	(400)
Gain on sale of assets	(449)	(192)
Excess tax benefit from stock based compensation	(183)	(47)
Decrease in accrued interest receivable and other assets	10,329	6,453
Decrease in accrued interest payable and other liabilities	(8,451)	(484)
Net cash provided by operating activities	69,213	97,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(323,235)	(33,287)
Proceeds from maturities and principal paydowns of available for sale securities	72,512	55,312
Proceeds from sales and calls of available for sale securities	6,914	320,691
Net change in total loans	226,533	(291,730)
Purchase of bank premises and equipment	(1,552)	(2,479)
Proceeds from sale of bank premises, equipment and other real estate	2,011	3,652
Net redemptions (purchases) of Federal Home Loan Bank stock	10,455	(9,020)
Net cash (used in) provided by investing activities	(6,362)	43,139
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(238,374)	(516,633)
Net increase in interest-bearing deposits	90,210	15,389
Net change in borrowed funds	190,000	306,000
Dividends paid to common shareholders	(13,897)	(13,850)
Proceeds from the issuance of restricted stock and stock option exercises	223	351
Net cash provided by (used in) financing activities	28,162	(208,743)
NET CHANGE IN CASH AND CASH EQUIVALENTS	91,013	(67,616)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,237	371,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$490,250	$304,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$5,700	$—
Interest paid	96,035	60,808
Cash paid for operating lease liabilities	2,424	2,230
SUPPLEMENTAL NONCASH DISCLOSURE:
Loans transferred to other real estate	$2,639	$—
Branch assets transferred to assets held for sale	—	3,819

See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations—Stellar Bancorp, Inc. (“Stellar”) through its wholly-owned subsidiary, Stellar Bank (the “Bank” and together with Stellar, collectively referred to herein as “we,” “us,” “our” and the “Company”), provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. Stellar derives substantially all of its revenues and income from the operation of the Bank.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2022	$497,260	$143,525	$309
Amortization	—	(26,813)	(70)
Goodwill true-up	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of December 31, 2023	497,318	116,712	212
Amortization	—	(12,397)	(30)
Decrease due to payoff of serviced loans	—	—	(4)
Balance as of June 30, 2024	$497,318	$104,315	$178

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company’s policy is to test goodwill for impairment annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.
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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2024 is as follows (in thousands):

Remaining 2024	$11,769
2025	21,528
2026	18,896
2027	16,272
Thereafter	35,850
Total	$104,315

3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$290,354	$261	$(8,445)	$282,170
Municipal securities	220,518	869	(26,778)	194,609
Agency mortgage-backed pass-through securities	473,300	61	(40,179)	433,182
Agency collateralized mortgage obligations	688,587	257	(66,999)	621,845
Corporate bonds and other	111,574	23	(12,432)	99,165
Total	$1,784,333	$1,471	$(154,833)	$1,630,971

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680
As of June 30, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$76,080	$74,852
Due after one year through five years	82,426	78,174
Due after five years through ten years	130,626	115,122
Due after ten years	333,314	307,796
Subtotal	622,446	575,944
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,161,887	1,055,027
Total	$1,784,333	$1,630,971
Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$23,505	$(233)	$217,429	$(8,212)	$240,934	$(8,445)
Municipal securities	5,249	(111)	170,568	(26,667)	175,817	(26,778)
Agency mortgage-backed pass-through securities	109,961	(1,868)	291,919	(38,311)	401,880	(40,179)
Agency collateralized mortgage obligations	222,596	(2,072)	323,436	(64,927)	546,032	(66,999)
Corporate bonds and other	7,022	(2,582)	80,027	(9,850)	87,049	(12,432)
Total	$368,333	$(6,866)	$1,083,379	$(147,967)	$1,451,712	$(154,833)

	December 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$110,038	$(2,208)	$154,145	$(7,993)	$264,183	$(10,201)
Municipal securities	1,303	(14)	177,957	(27,157)	179,260	(27,171)
Agency mortgage-backed pass-through securities	80,208	(1,444)	257,779	(35,717)	337,987	(37,161)
Agency collateralized mortgage obligations	23,051	(621)	348,854	(63,932)	371,905	(64,553)
Corporate bonds and other	11,279	(1,452)	85,285	(11,215)	96,564	(12,667)
Total	$225,879	$(5,739)	$1,024,020	$(146,014)	$1,249,899	$(151,753)
During the six months ended June 30, 2024, the Company had sales and calls of securities of $6.9 million. During the six months ended June 30, 2023, the Company had sales and calls of securities of $320.7 million and recorded gross gains of

$234 thousand. At June 30, 2024 and December 31, 2023, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $612.9 million at June 30, 2024 and $607.5 million at December 31, 2023. The majority of the securities in each case were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas, and segregated by class of loan were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$1,392,435	$1,409,002
Paycheck Protection Program (PPP)	3,629	5,100
Real estate:
Commercial real estate (including multi-family residential)	4,029,671	4,071,807
Commercial real estate construction and land development	922,805	1,060,406
1-4 family residential (including home equity)	1,098,681	1,047,174
Residential construction	200,134	267,357
Consumer and other	66,542	64,287
Total loans	7,713,897	7,925,133
Allowance for credit losses on loans	(94,772)	(91,684)
Loans, net	$7,619,125	$7,833,449
Nonaccrual and Past Due Loans
An aging analysis of past due loans, segregated by class of loans, is included below.

	June 30, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,271	$—	$6,271	$18,448	$1,367,716	$1,392,435
Paycheck Protection Program (PPP)	429	—	429	3	3,197	3,629
Real estate:
Commercial real estate (including multi-family residential)	16,806	—	16,806	18,094	3,994,771	4,029,671
Commercial real estate construction and land development	14,276	—	14,276	1,641	906,888	922,805
1-4 family residential (including home equity)	2,660	—	2,660	12,454	1,083,567	1,098,681
Residential construction	1,193	—	1,193	155	198,786	200,134
Consumer and other	80	—	80	111	66,351	66,542
Total loans	$41,715	$—	$41,715	$50,906	$7,621,276	$7,713,897

	December 31, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,096	$—	$6,096	$5,048	$1,397,858	$1,409,002
Paycheck Protection Program (PPP)	375	—	375	—	4,725	5,100
Real estate:
Commercial real estate (including multi-family residential)	9,600	—	9,600	16,699	4,045,508	4,071,807
Commercial real estate construction and land development	7,341	—	7,341	5,043	1,048,022	1,060,406
1-4 family residential (including home equity)	3,492	—	3,492	8,874	1,034,808	1,047,174
Residential construction	498	—	498	3,288	263,571	267,357
Consumer and other	64	—	64	239	63,984	64,287
Total loans	$27,466	$—	$27,466	$39,191	$7,858,476	$7,925,133
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
The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2024 and December 31, 2023:

	June 30, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial and industrial
Pass	$157,690	$262,432	$197,082	$141,074	$30,441	$28,347	$487,752	$45,801	$1,350,619	$1,377,118
Special Mention	—	568	2,132	567	53	293	2,885	1,011	7,509	8,340
Substandard	485	2,628	3,937	685	468	11,791	2,508	11,760	34,262	23,496
Doubtful	—	45	—	—	—	—	—	—	45	48
Total commercial and industrial loans	$158,175	$265,673	$203,151	$142,326	$30,962	$40,431	$493,145	$58,572	$1,392,435	$1,409,002

Current period gross charge-offs	$—	$34	$162	$244	$144	$40	$50	$136	$810

Paycheck Protection Program (PPP)
Pass	$—	$—	$—	$2,052	$1,577	$—	$—	$—	$3,629	$5,100
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—	—
Total PPP loans	$—	$—	$—	$2,052	$1,577	$—	$—	$—	$3,629	$5,100

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate (including multi-family residential)
Pass	$235,570	$421,034	$1,349,553	$792,350	$376,727	$536,049	$121,215	$17,365	$3,849,863	$3,959,675
Special Mention	14,839	1,048	26,153	18,053	29,152	22,584	3,496	482	115,807	54,483
Substandard	1,011	10,961	7,297	24,347	8,798	9,903	1,684	—	64,001	57,649
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$251,420	$433,043	$1,383,003	$834,750	$414,677	$568,536	$126,395	$17,847	$4,029,671	$4,071,807

Current period gross charge-offs	$—	$—	$—	$527	$—	$—	$—	$—	$527

Commercial real estate construction and land development
Pass	$131,783	$230,901	$346,680	$78,893	$13,594	$9,635	$70,381	$3,468	$885,335	$1,032,789
Special Mention	4,815	4,262	8,610	5,274	—	1,441	380	—	24,782	9,737
Substandard	3,742	4,422	1,319	2,510	71	79	135	410	12,688	17,880
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$140,340	$239,585	$356,609	$86,677	$13,665	$11,155	$70,896	$3,878	$922,805	$1,060,406

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2024	2023	2022	2021	2020	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$74,729	$160,702	$287,884	$208,701	$107,466	$123,150	$86,186	$12,841	$1,061,659	$1,011,743
Special Mention	911	1,173	1,244	1,099	1,958	1,192	—	150	7,727	5,384
Substandard	1,581	3,459	1,390	4,594	1,276	7,186	8,191	1,618	29,295	30,047
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$77,221	$165,334	$290,518	$214,394	$110,700	$131,528	$94,377	$14,609	$1,098,681	$1,047,174

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction
Pass	$87,896	$90,527	$18,709	$349	$275	$—	$1,047	$—	$198,803	$264,069
Special Mention	460	661	—	—	—	—	—	—	1,121	—
Substandard	—	210	—	—	—	—	—	—	210	3,288
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$88,356	$91,398	$18,709	$349	$275	$—	$1,047	$—	$200,134	$267,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$27,293	$13,251	$6,350	$2,146	$770	$481	$15,273	$744	$66,308	$63,881
Special Mention	—	—	28	18	—	—	—	—	46	67
Substandard	—	1	105	22	—	3	2	55	188	339
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$27,293	$13,252	$6,483	$2,186	$770	$484	$15,275	$799	$66,542	$64,287

Current period gross charge-offs	$—	$9	$—	$4	$—	$—	$—	$92	$105

Total loans
Pass	$714,961	$1,178,847	$2,206,258	$1,225,565	$530,850	$697,662	$781,854	$80,219	$7,416,216	$7,714,375
Special Mention	21,025	7,712	38,167	25,011	31,163	25,510	6,761	1,643	156,992	78,011
Substandard	6,819	21,681	14,048	32,158	10,613	28,962	12,520	13,843	140,644	132,699
Doubtful	—	45	—	—	—	—	—	—	45	48
Total loans	$742,805	$1,208,285	$2,258,473	$1,282,734	$572,626	$752,134	$801,135	$95,705	$7,713,897	$7,925,133

Current period gross charge-offs	$—	$43	$162	$775	$144	$40	$50	$228	$1,442

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and six months ended June 30, 2024 and 2023:

	Commercial and industrial	Paycheck Protection Program (PPP)	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Three Months Ended
Balance March 31, 2024	$37,451	$—	$36,611	$14,052	$5,055	$2,695	$421	$96,285
Provision for credit losses on loans	1,225	—	(714)	(1,541)	174	(732)	74	(1,514)
Charge-offs	(501)	—	—	—	—	—	(100)	(601)
Recoveries	601	—	—	—	1	—	—	602
Net recoveries	100	—	—	—	1	—	(100)	1
Balance June 30, 2024	$38,776	$—	$35,897	$12,511	$5,230	$1,963	$395	$94,772
Six Months Ended
Balance December 31, 2023	$31,979	$—	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for credit losses on loans	6,892	—	(1,763)	(1,116)	439	(660)	9	3,801
Charge-offs	(810)	—	(527)	—	—	—	(105)	(1,442)
Recoveries	715	—	—	—	6	—	8	729
Net charge-offs	(95)	—	(527)	—	6	—	(97)	(713)
Balance June 30, 2024	$38,776	$—	$35,897	$12,511	$5,230	$1,963	$395	$94,772
Three Months Ended
Balance March 31, 2023	$39,516	$—	$37,700	$13,579	$2,832	$2,089	$472	$96,188
Provision for credit losses on loans	(814)	—	1,263	921	1,946	991	(64)	4,243
Charge-offs	(1,058)	—	—	—	(23)	—	(30)	(1,111)
Recoveries	861	—	—	—	2	—	12	875
Net charge-offs	(197)	—	—	—	(21)	—	(18)	(236)
Balance June 30, 2023	$38,505	$—	$38,963	$14,500	$4,757	$3,080	$390	$100,195
Six Months Ended
Balance December 31, 2022	$41,236	$—	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	(2,316)	—	5,979	379	2,062	1,284	55	7,443
Charge-offs	(1,484)	—	—	—	(23)	—	(38)	(1,545)
Recoveries	1,069	—	14	—	9	—	25	1,117
Net charge-offs	(415)	—	14	—	(14)	—	(13)	(428)
Balance June 30, 2023	$38,505	$—	$38,963	$14,500	$4,757	$3,080	$390	$100,195
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of June 30, 2024 and December 31, 2023 was $9.7 million and $11.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a reversal of provision on unfunded commitments of $421 thousand during the three months ended June 30, 2024 compared to a reversal of provision on unfunded commitments of $2.3 million for the three months ended June 30, 2023 and a reversal of provision on unfunded commitments of $1.6 million for the six months ended June 30, 2024 compared to a $1.9 million reversal of provision on unfunded commitments for the six months ended June 30, 2023.
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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	5,955	—	—	5,955
Commercial real estate construction and land development	1,179	—	—	1,179
1-4 family residential (including home equity)	1,027	—	—	1,027
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$8,161	$—	$—	$8,161

	December 31, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$70	$—	$70
Real estate:
Commercial real estate (including multi-family residential)	5,548	—	—	5,548
Commercial real estate construction and land development	437	—	—	437
1-4 family residential (including home equity)	424	—	—	424
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$6,409	$70	$—	$6,479

Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,027	$17,421	$18,448
Paycheck Protection Program (PPP)	3	—	3
Real estate:
Commercial real estate (including multi-family residential)	13,842	4,252	18,094
Commercial real estate construction and land development	899	742	1,641
1-4 family residential (including home equity)	8,068	4,386	12,454
Residential construction	155	—	155
Consumer and other	28	83	111
Total loans	$24,022	$26,884	50,906

	December 31, 2023
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$1,616	$3,432	$5,048
Paycheck Protection Program (PPP)	—	—	—
Real estate:
Commercial real estate (including multi-family residential)	11,844	4,855	16,699
Commercial real estate construction and land development	5,043	—	5,043
1-4 family residential (including home equity)	7,400	1,474	8,874
Residential construction	3,288	—	3,288
Consumer and other	54	185	239
Total loans	$29,245	$9,946	$39,191
Loan Modifications
Effective January 1, 2023, under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at June 30, 2024.

The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$103	$—	$—	$—	$407	$510
Real estate:
Commercial real estate (including multi-family residential)	—		—	—	—	1,496	1,496
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—		—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$103	$—	$—	$—	$1,903	$2,006

	Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$1,163	$813	$—	$—	$875	$2,851
Real estate:
Commercial real estate (including multi-family residential)	—	—	1,768	—	—	1,496	3,264
Commercial real estate construction and land development	—	2,068	—	—	—	2,269	4,337
1-4 family residential (including home equity)	—	—	1,797	—	—	281	2,078
Residential construction	—	55	—	—	—	—	55
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,286	$4,378	$—	$—	$4,921	$12,585

	Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$260	$260
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	1,710	1,710
Commercial real estate construction and land development	—	6,950	—	—	—	—	6,950
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	96	—	—	—	—	96
Total	$—	$7,046	$—	$—	$—	$1,970	$9,016

	Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Payment Delay	Total
	(In thousands)
Commercial and industrial	$92	$2,251	$—	$—	$—	$260	$2,603
Real estate:
Commercial real estate (including multi-family residential)	—	—	790	—	—	1,710	2,500
Commercial real estate construction and land development	—	6,950	—	—	—	—	6,950
1-4 family residential (including home equity)	—	721	—	—	—	—	721
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	96	—	—	—	—	96
Total	$92	$10,018	$790	$—	$—	$1,970	$12,870

The following table summarizes, by loan portfolio, the financial effect of the Company’s loan modifications for the periods indicated:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	6	0.0%	12	0.0%
Real estate:
Commercial real estate (including multi-family residential)	—	0.0%	12	0.0%
Commercial real estate construction and land development	—	0.0%	12	0.0%
1-4 family residential (including home equity)	—	0.0%	—	0.0%
Residential construction	—	0.0%	—	0.0%
Consumer and other	—	0.0%	4	0.0%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	4	0.0%	12	2.0%
Real estate:
Commercial real estate (including multi-family residential)	—	0.0%	12	0.0%
Commercial real estate construction and land development	5	0.0%	12	0.0%
1-4 family residential (including home equity)	—	0.0%	12	0.0%
Residential construction	6	0.0%	—	0.0%
Consumer and other	—	0.0%	4	0.0%

The following table summarizes modified loans that had a payment default, determined as 90 or more days past due, within the past twelve months that were modified due to the borrowers experiencing financial difficulty during the periods indicated:

	Twelve Months Ended June 30, 2024			Twelve Months Ended June 30, 2023
	Term Extension	Payment Delay	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction
	(In thousands)
Commercial and industrial	$1,047	$814	$—	$670	$—	$92
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	1,703	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	721	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$2,750	$814	$—	$1,391	$—	$92

5. LEASES
At June 30, 2024, the Company had 32 operating leases consisting of branch locations, office facilities and equipment. The right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2024 and 2023.
Supplemental lease information at the dates indicated was as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$18,484	$20,746
Operating lease liability classified as other liabilities	$18,964	$20,659
Weighted average lease term, in years	7.53	7.67
Weighted average discount rate	4.24%	4.17%
Lease costs for the dates indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Income Statement:
Operating lease cost	$2,095	$1,579	$4,038	$3,393
Short-term lease cost	6	10	11	15
Total operating lease costs	$2,101	$1,589	$4,049	$3,408

The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	June 30, 2024	December 31, 2023
	(In thousands)
Lease payments due:
Within one year	$2,036	$4,428
After one but within two years	4,255	3,978
After two but within three years	3,748	3,430
After three but within four years	3,578	3,227
After four but within five years	3,414	3,047
After five years	6,845	6,605
Total lease payments	23,876	24,715
Less: discount on cash flows	(4,912)	(4,056)
Total lease liability	$18,964	$20,659
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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	June 30, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$490,250	$490,250	$—	$—	$490,250
Available for sale securities	1,630,971	—	1,630,971	—	1,630,971
Loans held for investment, net of allowance	7,619,125	—	—	7,396,330	7,396,330
Accrued interest receivable	43,348	159	7,042	36,147	43,348
Financial liabilities
Deposits	$8,725,303	$—	$8,719,835	$—	$8,719,835
Accrued interest payable	12,327	—	12,327	—	12,327
Borrowed funds	240,000	—	240,000	—	240,000
Subordinated debt	109,964	—	108,402	—	108,402

	December 31, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$399,237	$399,237	$—	$—	$399,237
Available for sale securities	1,395,680	—	1,395,680	—	1,395,680
Loans held for investment, net of allowance	7,833,449	—	—	7,627,962	7,627,962
Accrued interest receivable	44,244	118	6,716	37,410	44,244
Financial liabilities
Deposits	$8,873,467	$—	$8,866,645	$—	$8,866,645
Accrued interest payable	11,288	—	11,288	—	11,288
Borrowed funds	50,000	—	50,000	—	50,000
Subordinated debt	109,765	—	109,390	—	109,390

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$282,170	$—	$282,170
Municipal securities	—	194,609	—	194,609
Agency mortgage-backed pass-through securities	—	433,182	—	433,182
Agency collateralized mortgage obligations	—	621,845	—	621,845
Corporate bonds and other	—	99,165	—	99,165
Interest rate swaps	—	6,926	—	6,926
Credit risk participation agreements	—	—	13	13
Total fair value of financial assets	$—	$1,637,897	$13	$1,637,910
Financial liabilities
Interest rate swaps	$—	$6,926	$—	$6,926
Total fair value of financial liabilities	$—	$6,926	$—	$6,926

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$297,418	$—	$297,418
Municipal securities	—	204,059	—	204,059
Agency mortgage-backed pass-through securities	—	387,873	—	387,873
Agency collateralized mortgage obligations	—	398,117	—	398,117
Corporate bonds and other	—	108,213	—	108,213
Interest rate swaps	—	6,692	—	6,692
Credit risk participation agreements	—	—	20	20
Total fair value of financial assets	$—	$1,402,372	$20	$1,402,392
Financial liabilities
Interest rate swaps	$—	$6,692	$—	$6,692
Total fair value of financial liabilities	$—	$6,692	$—	$6,692
There were no transfers between levels during the six months ended June 30, 2024 or 2023.

Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below.

	June 30, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$17,415
Commercial real estate (including multi-family residential)	—	—	5,302
Commercial real estate construction and land development	—	—	2,094
1-4 family residential (including home equity)	—	—	6,287
Residential construction	—	—	—
Consumer and other	—	—	102
	$—	$—	$31,200

	December 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,084
Commercial real estate (including multi-family residential)	—	—	7,134
Commercial real estate construction and land development	—	—	6,654
1-4 family residential (including home equity)	—	—	3,892
Consumer and other	—	—	106
Branch assets held for sale(1)	2,033	—	—
	$2,033	$—	$27,870
(1) Branch assets held for sale are banking centers that closed and were for sale.
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at June 30, 2024 and December 31, 2023 were $531.3 million and $548.4 million, respectively.
Scheduled maturities of time deposits as of June 30, 2024 were as follows (in thousands):

2024	$961,610
2025	541,579
2026	56,779
2027	42,710
Thereafter	36,748
Total	$1,639,426
The Company had $741.3 million and $615.9 million of brokered deposits as of June 30, 2024 and December 31, 2023, respectively. There were no concentrations of deposits with any one depositor at June 30, 2024 and December 31, 2023.

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2024, management determined there was no such deterioration.

At June 30, 2024 and December 31, 2023, the Company had nine and 15 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At June 30, 2024 and December 31, 2023 the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated below were as follows (dollars in thousands):

	June 30, 2024
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$66,889	$6,580	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	6.18
Financial institutions	Other assets	4,849	346	4.99%	U.S. Prime	3.46
Customers	Other liabilities	4,849	(346)	4.99%	U.S. Prime	3.46
Customers	Other liabilities	66,889	(6,580)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	6.18
Credit risk participation agreements:
Financial institutions	Other assets	20,348	13	3.50% - 5.40%	SOFR 1M + 2.50%	6.82

	December 31, 2023
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$104,930	$6,367	3.25% - 5.58%	SOFR 1M + 2.50% - 3.00%	4.51
Financial institutions	Other assets	4,911	295	4.99%	U.S. Prime	3.96
Customers	Other assets	4,875	30	6.25%	SOFR 1M + 2.50%	4.04
Financial institutions	Other liabilities	4,875	(30)	6.25%	SOFR 1M + 2.50%	4.04
Customers	Other liabilities	4,911	(295)	4.99%	U.S. Prime	3.96
Customers	Other liabilities	104,930	(6,367)	3.25% - 5.58%	SOFR 1M + 2.50% - 3.00%	4.51
Credit risk participation agreements:
Financial institutions	Other assets	$20,758	$20	3.50% - 5.40%	SOFR 1M + 2.50%	7.33
9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2024, the Company had a total borrowing capacity of $3.08 billion, of which $1.86 billion was available under this agreement and $1.23 billion was outstanding pursuant to FHLB advances and letters of credit. There were $240.0 million of FHLB short-term advances outstanding at June 30, 2024 at a weighted-average rate of 5.67%.
At June 30, 2024, FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies totaled $986.0 million, which expire in the following periods (in thousands):

2024	$97,915
2025	328,300
2026	57,300
2027	402,500
Thereafter	100,000
Total	$986,015
On December 13, 2022, Stellar entered into a loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At June 30, 2024, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the six months ended June 30, 2024. Draws can be made on the line of credit for a period of 24 months, which will end December 13, 2024, after which no further draws are permitted and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The obligations of Stellar under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0% and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of Stellar and its subsidiaries to incur certain additional debt. As of June 30, 2024, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

10. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, Stellar assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in Stellar's junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar.. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Stellar has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, Stellar has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to Stellar’s junior subordinated debentures outstanding at June 30, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at June 30, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. The Bank Notes bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes are within five years of maturity, only 60% of the notes are eligible for Tier 2 capital treatment at June 30, 2024.

In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to 3-Month SOFR, plus 3.13%, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.

11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible items.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax expense	$7,792	$7,467	$14,551	$17,380
Effective income tax rate	20.8%	17.5%	20.7%	19.4%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and six months ended June 30, 2024 and 2023.
12. STOCK BASED COMPENSATION
Under the 2022 Omnibus Incentive Plan (the “2022 Plan”) the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at June 30, 2024 were issued under the 2022 Plan. At June 30, 2024, there were 786,851 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock based compensation expense of $2.8 million and $2.8 million for both of the three months ended June 30, 2024 and 2023 and $5.6 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.
Stock Options
Stock options outstanding at June 30, 2024 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans.
Stock option activity during the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2024	258	$18.56	2.09	$2,398
Options granted	—	—
Options exercised	(53)	15.05
Options forfeited	(4)	14.11
Options outstanding, June 30, 2024	201	$19.57	1.96	$791
Options vested and exercisable, June 30, 2024	201	$19.57	1.96	$791
Restricted Stock Awards
The fair value of the Company’s restricted stock awards is estimated based on the market value of the Company’s common stock at the date of grant, which is the closing price of the Company’s common stock on the day before the grant date. The shares of restricted stock granted generally vest over a period of two or three years from the date of grant and the Company accounts for shares of restricted stock by recording the fair value of the grant on the award date as compensation expense over the vesting period.
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

Nonvested shares of restricted stock activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2024	458	$29.38
Share awards granted	311	23.17
Share awards vested	(85)	25.18
Unvested share awards forfeited or cancelled	(45)	24.88
Nonvested share awards outstanding, June 30, 2024	639	$27.23
As of June 30, 2024, there was $11.6 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 1.87 years.
Performance Share Awards (“PSAs”)
PSAs are generally earned subject to certain performance goals being met after the two-year performance period and will be settled in shares of Company common stock following a one-year service period. There were 77,624 PSAs awarded during the six months ended June 30, 2024. The grant date fair value of the PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with accounting standards codification (“ASC”) 718. At June 30, 2024, there was $3.6 million of unrecognized compensation expense related to the PSAs, which is expected to be recognized over a weighted-average period of 2.08 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$314,420	$1,323,829	$367,068	$1,425,946
Standby letters of credit	13,807	25,331	16,147	21,514
Total	$328,227	$1,349,160	$383,215	$1,447,460
    At June 30, 2024 and December 31, 2023, the Company had FHLB letters of credit in the amount of $986.0 million and $1.82 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.

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
Commitments to make loans are generally made for an approval period of 120 days or less. As of June 30, 2024, the fixed rate loan commitments had interest rates ranging from 2.10% to 13.50% with a weighted average maturity of 2.23 years and a weighted-average rate of 6.95%.
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of June 30, 2024 and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The Bank’s capital ratios as of June 30, 2024 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2024 and December 31, 2023:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
June 30, 2024
Total Capital (to risk-weighted assets)	$1,283,125	15.34%	$669,072	8.00%	$878,157	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,085,328	12.98%	376,353	4.50%	585,438	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,095,226	13.10%	501,804	6.00%	710,889	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,095,226	10.93%	400,889	4.00%	400,889	4.00%	N/A	N/A
December 31, 2023
Total Capital (to risk-weighted assets)	$1,221,060	14.02%	$696,529	8.00%	$914,195	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,025,076	11.77%	391,798	4.50%	604,463	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,034,974	11.89%	522,397	6.00%	740,062	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,034,974	10.18%	406,859	4.00%	406,859	4.00%	N/A	N/A
STELLAR BANK
June 30, 2024
Total Capital (to risk-weighted assets)	$1,223,208	14.65%	$668,098	8.00%	$876,879	10.50%	$835,123	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,095,348	13.12%	375,805	4.50%	584,586	7.00%	542,830	6.50%
Tier 1 Capital (to risk-weighted assets)	1,095,348	13.12%	501,074	6.00%	709,854	8.50%	668,098	8.00%
Tier 1 Leverage (to average tangible assets)	1,095,348	10.94%	400,435	4.00%	400,435	4.00%	500,543	5.00%
December 31, 2023
Total Capital (to risk-weighted assets)	$1,186,710	13.65%	$695,746	8.00%	$913,167	10.50%	$869,683	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	391,357	4.50%	608,778	7.00%	565,294	6.50%
Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	521,810	6.00%	739,231	8.50%	695,746	8.00%
Tier 1 Leverage (to average tangible assets)	1,060,624	10.44%	406,453	4.00%	406,453	4.00%	508,066	5.00%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$29,753		$35,175		$55,900		$72,323
Basic:
Weighted average shares outstanding	53,572	$0.56	53,297	$0.66	53,457	$1.05	53,160	$1.36
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	36		78		49		101
Total	53,608	$0.56	53,375	$0.66	53,506	$1.04	53,261	$1.36
There were 101,166 and 30,074 antidilutive shares as of June 30, 2024 and 2023, respectively.

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
•natural disasters (including hurricanes) and adverse weather in the Company’s market area;
•the potential impact of climate change;
•the impact of pandemics, epidemics or any other health-related crisis;
•acts of terrorism, an outbreak of hostilities, such as the conflicts in Ukraine or the Middle East, or other international or domestic calamities;
•the ability to maintain effective internal control over financial reporting;
•the cost and effects of cyber incidents or other failures, interruptions or security breaches of the Company’s systems or those of the Company’s customers or third-party providers;
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

As of June 30, 2024, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.8 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $3.1 million. An increase of 5 basis points to the estimated loss rates (i.e., quantitative and qualitative) would have a $3.7 million impact.

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

Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Goodwill is recorded and evaluated for impairment at its reporting unit, the Company. The Company’s policy is to test goodwill for impairment at least annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. The impairment test compares the estimated fair value of each reporting unit with its net book value. If the unit’s fair value is less than its carrying value, an impairment loss is recognized in our results of operations in the periods in which they become known in an amount equal to this excess.

During 2023, economic uncertainty and market volatility resulting from the rising interest rate environment and bank failures resulted in a decrease in the Company’s stock price and market capitalization. Management believed the collective events met the requirements of a triggering event and an interim goodwill impairment quantitative analysis was performed as of September 30, 2023. The Company engaged an independent third-party service provider to assist management with the determination of the fair value of the Company as of September 30, 2023. A weighted combination of the guideline public company method and income approach method was employed.

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

The market approach considers a combination of price to book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry in order to calculate the indicated value of the Company’s equity on a control, marketable basis. The analysis resulted in the Company’s fair value exceeding its carrying value resulting in no impairment charge for the period.

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
Results of Operations
Net income was $29.8 million, or $0.56 per diluted share, for the three months ended June 30, 2024 compared to $35.2 million, or $0.66 per diluted share, for the three months ended June 30, 2023. The decrease in net income was primarily due to a $6.9 million decrease in net interest income and a $2.0 million increase in noninterest expense, partially offset by a $3.9 million decrease in the provision for credit losses.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.13%, 7.78% and 66.63%, for the three months ended June 30, 2024, respectively, compared to 1.31%, 9.67% and 60.83% for the three months ended June 30, 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for loan losses are not part of the efficiency ratio calculation.
Net income was $55.9 million, or $1.04 per diluted share, for the six months ended June 30, 2024 compared to $72.3 million, or $1.36 per diluted share, for the six months ended June 30, 2023. The decrease in net income was primarily due to a $20.6 million decrease in net interest income and a $1.3 million decrease in noninterest income, partially offset by a $3.4 million decrease in the provision for credit losses and a $2.8 million decrease in the provision for income taxes.
Annualized returns on average assets, returns on average equity and efficiency ratios were 1.06%, 7.33% and 66.40%, respectively, for the six months ended June 30, 2024, respectively, compared to 1.35%, 10.14% and 59.86%, respectively, for the six months ended June 30, 2023.
Net Interest Income
Three months ended June 30, 2024 compared with three months ended June 30, 2023. Net interest income before the provision for credit losses for the three months ended June 30, 2024 was $101.4 million compared with $108.3 million for the three months ended June 30, 2023, a decrease of $6.9 million, or 6.3%, primarily due to the increase in the cost of funds and average interest-bearing liabilities more than offsetting the increase in interest income.
Interest income was $152.2 million for the three months ended June 30, 2024, an increase of $5.2 million, or 3.6%, compared with $147.0 million for the three months ended June 30, 2023, primarily due to higher-yielding loans and securities. Average interest-earning assets decreased $76.7 million, or 0.8%, for the three months ended June 30, 2024 compared with the three months ended June 30, 2023, primarily due the decrease in average loans, partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 81.2% for the three months ended June 30, 2024 compared to 82.3% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $10.1 million for the three months ended June 30, 2024 compared to $12.6 million for the three months ended June 30, 2023.

Interest expense was $50.8 million for the three months ended June 30, 2024, an increase of $12.1 million, or 31.3%, compared with $38.7 million for the three months ended June 30, 2023. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates and an increase in average interest-bearing deposits liabilities, partially offset by a decrease in average borrowed funds. The cost of average interest-bearing liabilities increased to 3.59% for the three months ended June 30, 2024 compared to 2.86% for the same period in 2023. Average interest-bearing liabilities increased $265.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increases in certificates and other time deposits and interest-bearing demand deposits partially offset by a decrease in average borrowed funds.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the three months ended June 30, 2024 was 4.24%, a decrease of 25 basis points compared to 4.49% for the three months ended June 30, 2023. The decrease in the net interest margin on a tax equivalent basis was primarily due to increased funding costs. The average rate paid on interest-bearing liabilities of 3.59% and the average yield on interest-earning assets of 6.36% for the three months ended June 30, 2024 increased by 73 basis points and 28 basis points, respectively, over the same period in 2023. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2024 and 2023, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,808,320	$135,885	7.00%	$7,980,856	$133,931	6.73%
Securities	1,549,638	12,739	3.31%	1,502,949	10,162	2.71%
Deposits in other financial institutions	258,916	3,555	5.52%	209,722	2,865	5.48%
Total interest-earning assets	9,616,874	$152,179	6.36%	9,693,527	$146,958	6.08%
Allowance for credit losses on loans	(96,306)			(96,414)
Noninterest-earning assets	1,103,297			1,143,025
Total assets	$10,623,865			$10,740,138

Liabilities and Shareholders’ Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,545,096	$12,213	3.18%	$1,387,604	$9,343	2.70%
Money market and savings deposits	2,227,393	16,186	2.92%	2,220,827	11,365	2.05%
Certificates and other time deposits	1,694,536	18,758	4.45%	1,225,834	9,622	3.15%
Borrowed funds	112,187	1,700	6.09%	479,896	6,535	5.46%
Subordinated debt	109,910	1,912	7.00%	109,499	1,812	6.64%
Total interest-bearing liabilities	5,689,122	$50,769	3.59%	5,423,660	$38,677	2.86%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	3,308,633			3,779,594
Other liabilities	87,986			78,411
Total liabilities	9,085,741			9,281,665
Shareholders’ equity	1,538,124			1,458,473
Total liabilities and shareholders’ equity	$10,623,865			$10,740,138

Net interest rate spread			2.77%			3.22%

Net interest income and margin(1)		$101,410	4.24%		$108,281	4.48%

Net interest income and margin (tax equivalent)(2)		$101,482	4.24%		$108,509	4.49%

Cost of funds			2.27%			1.69%
Cost of deposits			2.16%			1.41%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended June 30, 2024 and 2023.

Six months ended June 30, 2024 compared with six months ended June 30, 2023. Net interest income before the provision for credit losses for the six months ended June 30, 2024 was $203.5 million compared with $224.1 million for the six months ended June 30, 2023, a decrease of $20.6 million, or 9.2%, primarily due to the increase in the cost of funds and average interest-bearing liabilities more than offsetting the increase in interest income.
Interest income was $300.6 million for the six months ended June 30, 2024, an increase of $13.2 million, or 4.6%, compared with $287.4 million for the six months ended June 30, 2023, primarily due to higher-yielding loans. Average interest-earning assets decreased $123.1 million, or 1.3%, for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due decreases in securities and loans. Additionally, interest income from purchase accounting adjustments was $18.6 million for the six months ended June 30, 2024 compared to $22.7 million for the six months ended June 30, 2023.
Interest expense was $97.1 million for the six months ended June 30, 2024, an increase of $33.8 million, or 53.4%, compared with $63.3 million for the six months ended June 30, 2023. This increase was primarily due to higher funding costs on interest-bearing deposits due to higher interest rates on interest-bearing deposits and an increase in average interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.48% for the six months ended June 30, 2024 compared to 2.40% for the same period in 2023. Average interest-bearing liabilities increased $291.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in certificates and other time deposits and interest-bearing demand deposits, partially offset by a decrease in average money market and savings deposits and borrowed funds.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the six months ended June 30, 2024 was 4.25%, a decrease of 39 basis points compared to 4.64% for the six months ended June 30, 2023. The decrease in the net interest margin on a tax equivalent basis was primarily due to increased funding costs. The average rate paid on interest-bearing liabilities of 3.48% and the average yield on interest-earning assets of 6.28% for the six months ended June 30, 2024 increased by 108 basis points and 34 basis points, respectively, over the same period in 2023. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the six months ended June 30, 2024 and 2023, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,873,572	$270,570	6.91%	$7,914,303	$259,660	6.62%
Securities	1,495,726	22,850	3.07%	1,553,200	21,077	2.74%
Deposits in other financial institutions	261,911	7,182	5.52%	286,823	6,636	4.67%
Total interest-earning assets	9,631,209	$300,602	6.28%	9,754,326	$287,373	5.94%
Allowance for credit losses on loans	(93,959)			(94,881)
Noninterest-earning assets	1,118,077			1,151,497
Total assets	$10,655,327			$10,810,942

Liabilities and Shareholders’ Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$1,621,154	$24,491	3.04%	$1,518,213	$17,725	2.35%
Money market and savings deposits	2,189,099	31,438	2.89%	2,355,112	21,020	1.80%
Certificates and other time deposits	1,569,292	33,842	4.34%	1,044,721	12,929	2.50%
Borrowed funds	123,293	3,474	5.67%	293,578	7,852	5.39%
Subordinated debt	109,859	3,829	7.01%	109,458	3,739	6.89%
Total interest-bearing liabilities	5,612,697	$97,074	3.48%	5,321,082	$63,265	2.40%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	3,417,196			3,971,862
Other liabilities	92,223			79,609
Total liabilities	9,122,116			9,372,553
Shareholders’ equity	1,533,211			1,438,389
Total liabilities and shareholders’ equity	$10,655,327			$10,810,942

Net interest rate spread			2.80%			3.54%

Net interest income and margin(1)		$203,528	4.25%		$224,108	4.63%

Net interest income and margin (tax equivalent)(2)		$203,688	4.25%		$224,628	4.64%

Cost of funds			2.16%			1.37%
Cost of deposits			2.05%			1.17%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the six months ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(2,887)	$4,841	$1,954	$(1,341)	$12,251	$10,910
Securities	315	2,262	2,577	(783)	2,556	1,773
Deposits in other financial institutions	670	20	690	(579)	1,125	546
Total (decrease) increase in interest income	(1,902)	7,123	5,221	(2,703)	15,932	13,229
Interest-bearing Liabilities:
Interest-bearing demand deposits	1,057	1,813	2,870	1,203	5,563	6,766
Money market and savings deposits	33	4,788	4,821	(1,486)	11,904	10,418
Certificates and other time deposits	3,671	5,465	9,136	6,521	14,392	20,913
Borrowed funds	(4,992)	157	(4,835)	(4,564)	186	(4,378)
Subordinated debt	7	93	100	14	76	90
Total (decrease) increase in interest expense	(224)	12,316	12,092	1,688	32,121	33,809
Decrease in net interest income	$(1,678)	$(5,193)	$(6,871)	(4,391)	(16,189)	$(20,580)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a reversal of provision for credit losses of $1.9 million and a provision for credit losses of $1.9 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, we recorded a provision for credit losses of $2.2 million and $5.6 million, respectively. The reversal of provision for credit losses for the three months ended June 30, 2024 was primarily due to the decrease in loan growth. The provision for credit losses for the six months ended June 30, 2024 primarily resulted from changes to the specific reserves within the allowance for credit losses model, among other things, partially offset by the decrease in loan growth. See further discussion of the allowance for credit losses in “Financial Condition-Asset Quality.”
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, debit card and ATM income and income earned on bank-owned life insurance. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2024 compared with three months ended June 30, 2023. Noninterest income totaled $5.4 million for the three months ended June 30, 2024 compared with $5.5 million for the same period in 2023, a decrease of $67 thousand, or 1.2%, primarily due to decreased debt card and ATM income due the impact of the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Durbin Amendment”).
Six months ended June 30, 2024 compared with six months ended June 30, 2023. Noninterest income totaled $11.7 million for the six months ended June 30, 2024 compared with $13.0 million for the same period in 2023, a decrease of $1.3 million, or 9.8%, primarily due to decreased debt card and ATM income due the impact of the Durbin Amendment.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023
	(In thousands)
Service charges on deposit accounts	$1,648	$1,575	$73	$3,246	$2,924	$322
(Loss) gain on sale of assets	(64)	(6)	(58)	449	192	257
Bank-owned life insurance income	591	532	59	1,178	1,054	124
Debit card and ATM income	543	1,821	(1,278)	1,070	3,519	(2,449)
Other(1)	2,698	1,561	1,137	5,769	5,292	477
Total noninterest income	$5,416	$5,483	$(67)	$11,712	$12,981	$(1,269)
(1) Other includes wire transfer and letter of credit fees, among other items.
Noninterest Expense
Three months ended June 30, 2024 compared with three months ended June 30, 2023. Noninterest expense was $71.2 million for the three months ended June 30, 2024 compared to $69.2 million for the three months ended June 30, 2023, an increase of $2.0 million, or 2.9%, primarily due to an increase of $1.8 million in salaries and employee benefits and a $2.4 million increase other noninterest expenses, partially offset by decreased acquisition and merger-related expenses of $2.9 million.
Six months ended June 30, 2024 compared with six months ended June 30, 2023. Noninterest expense was $142.6 million for the six months ended June 30, 2024 compared to $141.8 million for the six months ended June 30, 2023, an increase of $821 thousand, or 0.6%, primarily due to a $3.4 million increase in salaries and employee benefits, a $1.2 million increase in professional fees and a $4.4 million increase in other noninterest expenses, partially offset by a $9.1 million decrease in acquisition and merger-related expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023
	(In thousands)
Salaries and employee benefits(1)	$39,061	$37,300	$1,761	$80,437	$77,075	$3,362
Net occupancy and equipment	4,503	3,817	686	8,893	7,905	988
Depreciation	1,948	1,841	107	3,912	3,677	235
Data processing and software amortization	5,501	4,674	827	10,395	9,728	667
Professional fees	1,620	1,564	56	4,282	3,091	1,191
Regulatory assessments and FDIC insurance	2,299	2,755	(456)	4,153	4,049	104
Amortization of intangibles	6,215	6,881	(666)	12,427	13,760	(1,333)
Communications	847	689	158	1,784	1,390	394
Advertising	891	907	(16)	1,656	1,746	(90)
Acquisition and merger-related expenses	—	2,897	(2,897)	—	9,062	(9,062)
Other	8,331	5,882	2,449	14,687	10,322	4,365
Total noninterest expense	$71,216	$69,207	$2,009	$142,626	$141,805	$821
(1)Total salaries and employee benefits includes $2.8 million for each of the three months ended June 30, 2024 and 2023 and $5.6 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively, of stock-based compensation expense.

Salaries and employee benefits. Salaries and benefits increased $1.8 million in the three months ended June 30, 2024 and $3.4 million in the six months ended June 30, 2024, compared to the same periods in 2023 primarily due to annual salary increases, increases in full-time equivalent employees and severance expense recorded in 2024.
Professional fees. Professional fees increased $56 thousand during the three months ended June 30, 2024 and $1.2 million during the six months ended June 30, 2024, compared to the same periods in 2023, primarily due to increased consulting fees for various projects, some of which related to the Company’s assets crossing the $10 billion threshold.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $2.9 million and $9.1 million incurred during the three months and six months ended June 30, 2023, respectively, were primarily related to compensation, legal and advisory fees associated with the Merger. No acquisition and merger-related expenses were incurred during the three and six months ended June 30, 2024.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 66.63% for the three months ended June 30, 2024 compared to 60.83% for the three months ended June 30, 2023 and 66.40% for the six months ended June 30, 2024 compared to 59.86% for the six months ended June 30, 2023, respectively.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense increased $325 thousand for the three months ended June 30, 2024 and decreased $2.8 million for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to the decrease in pre-tax net income. Our effective tax rate was 20.8% and 17.5% for the three months ended June 30, 2024 and 2023, respectively, and 20.7% and 19.4% for the six months ended June 30, 2024 and 2023, respectively.

Financial Condition
Loan Portfolio
At June 30, 2024, total loans were $7.71 billion, a decrease of $211.2 million, or 2.7%, compared with December 31, 2023. Total loans as a percentage of deposits were 88.4% and 89.3% as of June 30, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 71.9% and 74.4% as of June 30, 2024 and December 31, 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,392,435	18.1%	$1,409,002	17.8%
Paycheck Protection Program (PPP)	3,629	—%	5,100	0.1%
Real estate:
Commercial real estate (including multi-family residential)	4,029,671	52.2%	4,071,807	51.3%
Commercial real estate construction and land development	922,805	12.0%	1,060,406	13.4%
1-4 family residential (including home equity)	1,098,681	14.2%	1,047,174	13.2%
Residential construction	200,134	2.6%	267,357	3.4%
Consumer and other	66,542	0.9%	64,287	0.8%
Total loans	7,713,897	100.0%	7,925,133	100.0%
Allowance for credit losses on loans	(94,772)		(91,684)
Loans, net	$7,619,125		$7,833,449
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
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and therefore typically yield a higher return. The increased risk in commercial loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased by $16.6 million, or 1.2%, to $1.39 billion as of June 30, 2024 from $1.41 billion as of December 31, 2023.
Paycheck Protection Program (“PPP”). The balance of PPP loans decreased $1.5 million to $3.6 million as of June 30, 2024 from $5.1 million as of December 31, 2023 due to loan forgiveness.
Commercial Real Estate (Including Multi-Family Residential). We make loans collateralized by owner-occupied, nonowner-occupied and multi-family real estate to finance the purchase or ownership of real estate. Our commercial real estate loan portfolio decreased $42.1 million, or 1.0%, to $4.03 billion as of June 30, 2024 from $4.07 billion as of December 31, 2023. As of June 30, 2024 and December 31, 2023, 47.5% and 46.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate portfolio includes $423.3 million of multi-family residential loans as of June 30, 2024 and $488.8 million as of December 31, 2023. We had 227 multi-family residential loans with an average loan size of $1.9 million as of June 30, 2024.

As of June 30, 2024, our commercial real estate (including multi-family residential) loan portfolio included $234.4 million of multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $298.9 million as of December 31, 2023.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. Commercial real estate construction and land development loans decreased $137.6 million, or 13.0%, to $922.8 million as of June 30, 2024 compared to $1.06 billion as of December 31, 2023. As of June 30, 2024 and December 31, 2023, 13.4% and 21.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied.
As of June 30, 2024, our commercial real estate construction and land development portfolio included $127.3 million of construction and development loans to support multifamily community development loans with associated tax credits, which fund Texas-based projects to promote affordable housing, compared to $80.5 million as of December 31, 2023.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $51.5 million, or 4.9%, compared to December 31, 2023 to $1.10 billion as of June 30, 2024.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $67.2 million, or 25.1%, to $200.1 million as of June 30, 2024 from $267.4 million as of December 31, 2023.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $2.3 million, or 3.5%, to $66.5 million as of June 30, 2024 from $64.3 million as of December 31, 2023.

Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $53.5 million, or 0.50% of total assets, at June 30, 2024 compared to $39.2 million, or 0.37%, of total assets at December 31, 2023. Nonaccrual loans consisted of 158 separate credits at June 30, 2024 compared to 114 separate credits at December 31, 2023. The following table presents information regarding nonperforming assets as of the dates indicated.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$18,448	$5,048
Paycheck Protection Program (PPP)	3	—
Real estate:
Commercial real estate (including multi-family residential)	18,094	16,699
Commercial real estate construction and land development	1,641	5,043
1-4 family residential (including home equity)	12,454	8,874
Residential construction	155	3,288
Consumer and other	111	239
Total nonaccrual loans	50,906	39,191
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	50,906	39,191
Other real estate	2,548	—
Total nonperforming assets	$53,454	$39,191
Troubled loan modifications(1)	$7,963	$15,727
Nonperforming assets to total assets	0.50%	0.37%
Nonperforming loans to total loans	0.66%	0.49%
(1)Troubled loan modifications are loans that were modified that are not included in nonperforming loans.
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
At June 30, 2024, our allowance for credit losses on loans was $94.8 million, or 1.23% of total loans, compared with $91.7 million, or 1.16% of total loans, as of December 31, 2023. The increase in the allowance for credit losses on loans during 2024 primarily resulted from changes to the specific reserves within the allowance for credit losses model, among other things. The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	June 30,
	2024	2023
	(Dollars in thousands)
Average loans outstanding	$7,873,572	$7,914,303
Gross loans outstanding at end of period	7,713,897	8,068,718
Allowance for credit losses on loans at beginning of period	91,684	93,180
Provision for credit losses on loans	3,801	7,443
Charge-offs:
Commercial and industrial loans	(810)	(1,484)
Real estate:
Commercial real estate (including multi-family residential)	(527)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	(23)
Residential construction	—	—
Consumer and other	(105)	(38)
Total charge-offs for all loan types	(1,442)	(1,545)
Recoveries:
Commercial and industrial loans	715	1,069
Real estate:
Commercial real estate (including multi-family residential)	—	14
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	6	9
Residential construction	—	—
Consumer and other	8	25
Total recoveries for all loan types	729	1,117
Net charge-offs	(713)	(428)
Allowance for credit losses on loans at end of period	$94,772	$100,195
Allowance for credit losses on loans to total loans	1.23%	1.24%
Net charge-offs to average loans(1)	0.02%	0.01%
Allowance for credit losses on loans to nonperforming loans	186.17%	231.14%
(1)Annualized.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At June 30, 2024, our allowance for credit losses on unfunded commitments was $9.7 million compared to $11.3 million at December 31, 2023.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2024, the carrying amount of investment securities totaled $1.63 billion, an increase of $235.3 million, or 16.9%, compared with $1.40 billion as of December 31, 2023. Securities represented 15.2% and 13.1% of total assets as of June 30, 2024 and December 31, 2023, respectively.
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

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$290,354	$261	$(8,445)	$282,170
Municipal securities	220,518	869	(26,778)	194,609
Agency mortgage-backed pass-through securities	473,300	61	(40,179)	433,182
Agency collateralized mortgage obligations	688,587	257	(66,999)	621,845
Corporate bonds and other	111,574	23	(12,432)	99,165
Total	$1,784,333	$1,471	$(154,833)	$1,630,971

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

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

	June 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$74,987	0.81%	$77,323	1.26%	$5,764	4.78%	$132,280	4.84%	$290,354	2.84%
Municipal securities	—	0.00%	2,102	4.76%	66,863	2.44%	151,553	2.68%	220,518	2.63%
Agency mortgage-backed pass-through securities	3,895	2.64%	1,305	3.07%	11,667	4.35%	456,433	3.72%	473,300	3.73%
Agency collateralized mortgage obligations	—	0.00%	28,942	3.76%	49,022	5.76%	610,623	2.75%	688,587	3.00%
Corporate bonds and other	1,093	1.44%	3,000	5.75%	58,000	5.03%	49,481	3.04%	111,574	4.13%
Total	$79,975	0.91%	$112,672	2.11%	$191,316	4.26%	$1,400,370	3.27%	$1,784,333	3.19%

	December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$84,932	1.35%	$78,193	1.31%	$7,442	4.69%	$136,962	4.61%	$307,529	2.87%
Municipal securities	—	0.00%	1,806	4.78%	67,735	2.35%	160,074	2.65%	229,615	2.58%
Agency mortgage-backed pass-through securities	640	2.98%	4,852	2.92%	12,025	4.32%	407,147	3.45%	424,664	3.47%
Agency collateralized mortgage obligations	—	0.00%	11,170	2.80%	7,869	2.66%	443,459	1.90%	462,498	1.93%
Corporate bonds and other	1,077	2.50%	3,000	5.75%	62,368	4.75%	54,379	2.98%	120,824	3.96%
Total	$86,649	1.37%	$99,021	1.76%	$157,439	3.58%	$1,202,021	2.88%	$1,545,130	2.80%
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
As of June 30, 2024 and December 31, 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 3.07% for the six months ended June 30, 2024 compared with 2.74% for the six months ended June 30, 2023. The increase in average yield during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Our goodwill was $497.3 million as of both June 30, 2024 and December 31, 2023. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Our core deposit intangibles, net, as of June 30, 2024 was $104.3 million and $116.7 million as of December 31, 2023. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at June 30, 2024 were $8.73 billion, a decrease of $148.2 million, or 1.7%, compared with $8.87 billion at December 31, 2023 primarily driven by industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at June 30, 2024 were $3.31 billion, a decrease of $238.4 million, or 6.7%, compared with $3.55 billion at December 31, 2023. Interest-bearing deposits at June 30, 2024 were $5.42 billion, an increase of $90.2 million, or 1.7%, compared with $5.33 billion at December 31, 2023. Estimated uninsured deposits totaled $4.79 billion and estimated uninsured deposits net of collateralized deposits of $1.01 billion were $3.78 billion, or 43.3%, of total deposits at June 30, 2024.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at June 30, 2024 (in thousands):

Three months or less	$177,906
Over three months through six months	230,914
Over six months through 12 months	91,142
Over 12 months	31,387
Total	$531,349
Borrowings
We have an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2024, we had a total borrowing capacity of $3.08 billion, of which $1.86 billion was available and $1.23 billion was outstanding pursuant to FHLB advances and letters of credit. There were $240.0 million of FHLB short-term advances outstanding at June 30, 2024 at a weighted-average rate of 5.67%.
At June 30, 2024, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies totaling $986.0 million, which expire in the following periods (in thousands):

2024	$97,915
2025	328,300
2026	57,300
2027	402,500
Thereafter	100,000
Total	$986,015

Credit Agreement
On December 13, 2022, Stellar entered into a loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At June 30, 2024, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the six months ended June 30, 2024. Draws can be made on the line of credit for a period of 24 months, which will end December 13, 2024, after which no further draws are permitted and the outstanding balance will amortize over a period of 60 months. Interest accrues on outstanding borrowings at a per annum rate equal to the prime rate quoted by The Wall Street Journal and with a floor rate of 3.50% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The obligations of Stellar under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 25.0% and the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 7.0% and restrictions on the ability of Stellar and its subsidiaries to incur certain additional debt. As of June 30, 2024, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, Stellar assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in Stellar's junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar.. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Stellar has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, Stellar has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to Stellar’s junior subordinated debentures outstanding at June 30, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at June 30, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027. The Bank Notes bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment until the Bank Notes mature on December 15, 2027, or such earlier redemption date, payable quarterly in arrears. The Bank Notes are redeemable by the Bank, in whole or in part, upon the occurrence of certain specified tax events, capital events or investment company events. Any redemption will be at a redemption price equal to 100% of the principal amount of Bank Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Bank Notes are not subject to redemption at the option of the holders. The Bank Notes are eligible for Tier 2 capital treatment, however, during the last five years of the instrument, the amount eligible must be reduced by 20% of the original amount annually and that no amount of the instrument is eligible for inclusion in Tier 2 capital when the remaining maturity of the instrument is less than one year. As the Bank Notes are within five years of maturity, only 60% of the notes are eligible for Tier 2 capital treatment at June 30, 2024.
In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear a fixed interest rate of 4.70% per annum until (but excluding) October 1, 2024, payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2020. Thereafter, from October 1, 2024 through the maturity date, October 1, 2029, or earlier redemption date, the Company Notes will bear interest at a floating rate equal to 3-Month SOFR, plus 3.13%, for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
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
As of June 30, 2024 and December 31, 2023, we had outstanding $1.64 billion and $1.79 billion, respectively, in commitments to extend credit and $39.1 million and $37.7 million in commitments associated with outstanding letters of credit for those same periods. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2024 and the year ended December 31, 2023, our liquidity needs have been primarily met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits decreased $93.2 million, or 1.0%, and average loans decreased $40.7 million, or 0.51%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our average deposit account size was $78 thousand at June 30, 2024. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.4 years and 7.6 years at June 30, 2024 and December 31, 2023, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $4.14 billion, or 47.4% of total deposits at June 30, 2024. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $1.01 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $5.15 billion, or 59.0%, of deposits at June 30, 2024.
As of June 30, 2024 and December 31, 2023, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
As of June 30, 2024 and December 31, 2023, the Bank was well-capitalized under regulatory capital guidelines. Total shareholders’ equity was $1.57 billion at June 30, 2024 compared with $1.52 billion at December 31, 2023, an increase of $44.8 million. This increase was primarily due to net income of $55.9 million partially offset by the $0.26 per common share dividend paid for the six months ended June 30, 2024 and a $3.1 million increase in the accumulated other comprehensive loss, which represents a decrease in the fair value of the Company’s securities.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2024 and December 31, 2023.

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
June 30, 2024
Total Capital (to risk-weighted assets)	15.34%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	12.98%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	13.10%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	10.93%	4.00%	4.00%	N/A
December 31, 2023
Total Capital (to risk-weighted assets)	14.02%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	11.77%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	11.89%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	10.18%	4.00%	4.00%	N/A
Stellar Bank
June 30, 2024
Total Capital (to risk-weighted assets)	14.65%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	13.12%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	13.12%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.94%	4.00%	4.00%	5.00%
December 31, 2023
Total Capital (to risk-weighted assets)	13.65%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	12.20%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	12.20%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.44%	4.00%	4.00%	5.00%

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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
+300	(0.8)%	(0.9)%	(3.7)%	(0.9)%
+200	(0.4)%	(0.6)%	(1.1)%	1.8%
+100	(0.1)%	0.1%	0.2%	3.4%
Base	0.0%	0.0%	0.0%	0.0%
-100	(0.8)%	0.5%	(2.0)%	1.0%
-200	(1.8)%	0.2%	(6.2)%	(3.6)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the six months ended June 30, 2024, changes in our overall interest rate profile were driven by the decrease in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, an increase in loans and decreases in securities and cash and cash equivalents.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025.
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
There were no shares repurchased by the Company under this plan during the three months ended June 30, 2024. The number of shares that may be repurchased under the plan was 2,613,241, which was computed based on the closing share price of the Company's common stock, as of June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.1*	Stellar Bancorp, Inc. Form of Performance Share Award Agreement

10.2*	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: July 26, 2024	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: July 26, 2024	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer