Form 10-K
period 2024-12-31
Stellar Bancorp, Inc.
filed 2025-03-03
CIK 1473844

21 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error in previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recover period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2024 was approximately $1.11 billion.
As of February 27, 2025, there were 52,950,142 shares of the registrant's common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the 2025 Annual Meeting of Shareholders of Stellar Bancorp, Inc., which will be filed within 120 days after December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STELLAR BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I
Except where the context otherwise requires or where otherwise indicated in this Annual Report on Form 10-K the term “Stellar” refers to Stellar Bancorp, Inc., the terms “we,” “us,” “our,” “Company” and “our business” refer to Stellar Bancorp, Inc. and our wholly owned banking subsidiary, Stellar Bank, a Texas banking association, and the term or the “Bank” refers to Stellar Bank.
ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by “Item 1A. Risk Factors,” the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in the forepart of this report, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Cautionary Notice Regarding Forward-Looking Statements” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
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
The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance’s results for the first nine months of 2022 and the Company' for the fourth quarter of 2022, after the Merger on October 1, 2022. The Merger had a significant impact on all aspects of the Company’s financial statements and, as a result, financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
General

The Company is a Texas corporation and registered bank holding company headquartered in Houston, Texas. We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”) and the Beaumont-Port Arthur MSA combined, as the Houston region (the “Houston region”) and we refer to the Houston region and the Dallas MSA as our market (“market”). As of December 31, 2024, we operated 54 full-service banking centers, with 37 banking centers in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.

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

As of December 31, 2024, we had total assets of $10.91 billion, total loans of $7.44 billion, total deposits of $9.13 billion and total shareholders’ equity of $1.61 billion.

Business Strategy
The Company’s objective is to grow and strengthen its banking franchise through its community banking strategy and strategic acquisitions. The Company is a leading provider of customized commercial banking services to small- and medium-sized business in our market by providing superior customer service and by leveraging the strength and capabilities of local management.

Community Banking Strategy

Our community banking strategy leverages local delivery of the customer service associated with community banking combined with the products, efficiencies and scale associated with larger banks. We are able to establish and foster strong relationships with customers through superior service. We operate full-service banking centers and employ experienced bankers that are able to respond to customer needs quickly with local decision making. We support banking center operations with a centralized credit approval process, loan operations, information technology, core data processing, accounting, finance, treasury and treasury management support, deposit operations and executive and board oversight. We emphasize lending to and banking with small- to medium-sized businesses, with which we believe we can establish stronger relationships through excellent service and provide lending that can be priced on terms that are more attractive to the Company than would be achieved by lending to larger businesses. We believe this approach produces a competitive advantage by delivering an extraordinary customer experience and fostering a culture dedicated to achieving superior external and internal service levels.
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
•Scalable banking and operational platform designed to foster and accommodate significant growth—We believe in the value of scale in banking and our operating platform and strategy is designed for growth. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. The Merger better positions us to effectively invest in technology and be more future-focused than smaller banks. We believe that our scalable operating platform will effectively support growth, resulting in greater efficiency and enhanced profitability as we grow.
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
•Disciplined underwriting and credit administration—Our management, bankers and credit administration team emphasize a strong culture of risk management that is supported by comprehensive policies and procedures for credit underwriting, funding and administration that enable us to maintain sound asset quality. The Company’s underwriting methodology emphasizes analysis of cash flow coverage, loan to collateral value and obtaining personal guaranties. We intend to continue to emphasize and adhere to these procedures and controls, which we believe have helped to minimize our level of loan charge-offs.
•Quality loan portfolio—Our focus on loans to small- to medium-sized businesses results in a more diffused portfolio of loan relationships, which we believe reduces the risk relative to a dependence on significantly larger lending relationships. As of December 31, 2024, our average funded loan size was approximately $510 thousand.
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
Other Banking Services
We offer basic banking products and services, which we believe are attractively priced, easily understood, convenient and readily accessible to our customers. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, mobile banking and banking by telephone, mail and online. Customers can conveniently access their accounts by phone, through a mobile application for smartphones and tablets, as well as through online banking that allows customers to obtain account balances, make deposits, transfer funds, pay bills online and receive electronic delivery of statements. We also provide safe deposit boxes, debit cards, cash management and wire transfer services, night depository, direct deposits, cashier’s checks and letters of credit. We have established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participations sold when the requested loan amount exceeds the lending limits in our lending policies.

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
We rely heavily on the continued business our bankers generate and the efforts of our officers and directors to solicit and refer potential customers, and we expect this reliance to continue for the foreseeable future. We believe that our strong market share position in our geographic areas of operation are a reflection of our ability to effectively compete with the larger banks in our markets most of which are based out of state.
Human Capital Overview

Our ability to serve our customers and communities is driven by the strength and engagement of our workforce. We are committed to attracting, developing, and retaining talented individuals who contribute to our long-term success. Our culture emphasizes collaboration, integrity, and accountability, fostering an environment where employees at all levels can thrive.

As of December 31, 2024, we had 1,023 employees. None of our workforce is currently represented by a collective bargaining unit or bound by a collective bargaining agreement.

Workforce Engagement

We believe in the value of broad employee participation and perspectives across our organization. Our internal Every Voice Counts council provides a platform for employees across all roles—from our frontline to leadership—to share insights and contribute to initiatives that enhance our workplace culture. The council is composed of employees from various backgrounds and experiences, ensuring representation across different job functions, tenure, and demographics.

We actively recruit and promote individuals based on their skills, contributions, and leadership potential, ensuring we attract top talent that reflects the communities we serve. We regularly assess workforce trends and engagement to maintain a strong and dynamic employee base.
As of December 31, 2024, the race and gender diversity of our workforce was as follows:

Number of Employees (Headcount)	Non-White(1)	Percentage of Women
1,023	49%	71%
(1)    Of the 1,023 employee headcount, 31 did not disclose their race, therefore, the percentage of non-white employees in the table is based on 992 employees.

Learning and Development
The basis of our culture is empowering people to thrive, and during 2024 we continued to create and deliver learning opportunities and programs designed to fulfill that purpose. “Interstellar,” our new management development journey, launched with Situational Leadership (SLII®) in 2024. This program is designed for all managers to create their own learning journey, selecting coursework that is appropriate for their skill development needs.

We continued the deployment of our successful cultural foundation program “The Stellar Odyssey” as part of our new employee experience. This program has contributed to statistically significant increases in our employee engagement, which was 82% in 2024 as compared to 69% in 2023. This improvement continued as measured by our November 2024 pulse survey, wherein employees reported more favorable perceptions across the board compared to prior years following the Merger.

Our Officer Development Program (“ODP”) grew in 2024, both through the recruitment of more talented ODP associates and the addition of a robust internship program that included project work, networking along with research case and presentation. The internship program serves as a talent pipeline for the ODP, wherein we engage high-potential college students as interns and then offer positions to them to return as full-time employees upon graduation.

We continue to invest in the growth and development of our employees as part of our short and long-term succession strategy to ensure we are sustaining the appropriate leadership and management pipelines for continuity purposes. Our strategy also includes developing individuals for key and critical roles to ensure we are prepared to meet our growth goals.
Compensation and Benefits

We are committed to providing a comprehensive and competitive compensation and benefits program designed to attract, retain, and develop top talent. Our approach ensures that employees are recognized for their contributions while also supporting their long-term financial security, health, and professional growth.

Our compensation structure includes competitive base salaries supplemented by performance-based incentives, including an annual bonus program for all employees and long-term incentive awards for senior leadership. Additionally, we offer a 401(k) Plan with employer matching contributions to help employees build financial security for retirement.

To support the overall well-being of our employees, we provide a robust suite of benefits, including:

•Healthcare and Insurance: Comprehensive medical, dental, and vision coverage, with options for health savings accounts and flexible spending accounts.

•Work-Life Balance: Paid time-off, family leave, and flexible scheduling options where applicable.

•Employee Support Programs: Access to an Employee Assistance Program that provides resources for mental health, financial counseling, and personal development.

•Tuition Reimbursement: Financial assistance for eligible employees pursuing undergraduate, graduate, and continuing education programs that align with career development at Stellar Bank. Employees may receive reimbursement for tuition, course fees, and books, subject to annual limits and a service commitment following completion of their education.

Our compensation and benefits program reflects our commitment to fostering a supportive, rewarding, and high-performance work environment, ensuring employees feel valued and empowered to succeed.

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
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates certain requirements on the financial services industry, including, among many other things: (1) enhanced resolution authority with respect to troubled or failing banks and their holding companies, (2) increased regulatory examination fees, (3) the creation of the Consumer Financial Protection Bureau (the “CFPB”), and (4) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

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

The Federal Reserve’s rules provide a framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the rules set forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25% or more of any class of voting securities of the bank holding company. A company that controls less than 5% of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5% but less than 25%, the Federal Reserve considers the full fact and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rules also provide several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions.

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

In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a nonbank entity.

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

The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.50%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.00%, (2) Tier 1 capital to risk-weighted assets of 8.50%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.50% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.00%. As of December 31, 2024, the Company’s ratio of CET1 to risk-weighted assets was 14.16%, Tier 1 capital to risk-weighted assets was 14.28%, Total capital to risk-weighted assets was 16.03% and Tier 1 capital to average tangible quarterly assets was 11.31%.

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

The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action as discussed below under “Prompt Corrective Action”. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2024, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

The final rule's effective date was April 1, 2024; however, most of the rule's new requirements will be applicable beginning January 1, 2026. The new data reporting requirements will be applicable on January 1, 2027.

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

Risks Related to Cybersecurity, Artificial Intelligence, Third-Parties and Technology
•we are dependent on information technology and telecommunications provided by third-parties;
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

Risk Factors

An investment in the Company's common stock is subject to risks inherent to our business. Before you decide to invest in our common stock, you should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K including “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes in “Part II.—Item 8. Financial Statements and Supplementary Data.” If any of the following risks occur, the Company’s business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. As a result, the trading price of the Company’s common stock could decline, and shareholders could lose all or part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward‑looking statements. Please refer to “Cautionary Note Regarding Forward‑Looking Statements” and “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Risks Related to Business and Operations
External and Market Related Risks
Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, and the soundness of other financial institutions may have a material effect on the Company’s operations.

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

Inflation rose in 2023 and 2022 at levels not seen for over 40 years and inflationary pressures are expected to continue in 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

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
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for our borrowers to repay their loans. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and the conflict in the Middle East. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions. Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Changes in trade policies or sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.
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

Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial conditions.
The Trump Administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence (“AI”) and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.
The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.
As a result of the 2024 Presidential and Congressional elections, Republicans are currently able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. However, the Republican Party holds slim majorities in each of the Senate and the House of Representatives. Accordingly, the prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time. The recent turnover of the Presidential Administration will result in certain changes in the leadership and senior staffs of the OCC, the FDIC, the CFPB, the SEC and the Treasury Department. These changes are expected to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the possible reversal of a number of final and proposed rules and policy statements promulgated under the Biden Administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Company.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB.
The CFPB pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the Biden Administration, specifically including fair lending, credit reporting, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In addition, with the recent change in Administration, there have been, and likely will continue to be, corresponding changes in the leadership and senior staff of the CFPB. This turnover could lead to changes in agency policies, tactics and interpretations. In addition, the new Administration and Congress may seek to limit the scope and reach of the CFPB’s authority. The extent and timing of any such changes and any resulting impact on our business and financial results cannot be predicted at this time.
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

We are subject to risk arising from the failure or circumvention of our controls and procedures. Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and we are subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by our technological processes or by our controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, $5.99 billion, or 80.5%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.
As of December 31, 2024, $3.87 billion, or 52.0%, of our total loans were comprised of commercial real estate loans and $845.5 million, or 11.4%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability.
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
As of December 31, 2024, $1.36 billion, or 18.3%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses.

The small- to medium-sized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
We focus our business development and marketing strategy primarily on small- to medium-sized businesses, which we categorize as commercial borrowing relationships of generally less than $10 million of exposure. Small- to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay our loan. If general economic conditions negatively impact our market and small- to medium-sized businesses are adversely affected, or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.
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
As of December 31, 2024, our allowance for credit losses on loans was $81.1 million, which represented 1.09% of our total loans and 217.83% of our total nonperforming loans as of the same date. Additional loan losses may occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to results of the allowance for credit losses model or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense.
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

We may suffer losses in our loan portfolio due to inadequate or faulty underwriting and loan collection practices.

There are risks inherent in any loan portfolio, which we attempt to address by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history; financial statements; tax returns; cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for credit losses. Loan collection resources may be expanded to meet increases in nonperforming loans resulting from economic downturns or to service any loans acquired, resulting in higher loan administration costs. We are also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection.

A protracted government shutdown may result in reduced loan originations and related gains on sales and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.
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
As of December 31, 2024, we held $1.44 billion of deposits from municipalities throughout Texas. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.
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

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2024, the fair value of our securities portfolio was $1.67 billion, which represented 15.3% of total assets. Factors beyond our control, including interest rate increases, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. In order to satisfy liquidity needs, we may be forced to sell securities which would then require us to realize losses. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining impairment usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our unrealized losses for our securities portfolio may increase in future periods and we may recognize losses within our securities portfolio.
Risks Related to Cybersecurity, Artificial Intelligence, Third-Parties and Technology
The Company depends on information technology and telecommunications including third-party service providers.
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
The financial services industry is changing rapidly, and to remain competitive, we continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement new products and technology enhancements, such as artificial intelligence, automation and algorithms in our business processes, which could result in unintended consequences due to their limitations or our failure to use them effectively, not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. In addition, complications during a conversion of our core technology platform or implementation or upgrade of any software could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.
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
The development and use of AI presents risks and challenges that may adversely impact the Company’s business.
The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take actions that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding, monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund incurred as a result of bank failures and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. Stellar was required to pay a special assessment of $2.4 million in 2023 and $420 thousand in 2024. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay FDIC premiums higher than current levels. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations. These increased premiums would have an adverse effect on our net income and results of operations.
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

During the fiscal year of this Report, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents that individually or in the aggregate have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company's cybersecurity-related risks, see “Item 1A. Risk Factors – Risks Related to Cybersecurity, Third-Parties and Technology.” Any prior incidents enabled us to enhance our operational and cybersecurity risk management practices. The lessons learned have also informed the Company’s approach to conducting tabletop exercises simulating potential cyber threats, allowing the Company to assess and improve its response protocols.

Governance

The Board, in coordination with the Risk Committee and Technology Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Technology Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews. The CISO reports to the Board Risk Committee, Technology Committee and management committees information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board, Technology Committee and appropriate management committees review the Company’s approach to cybersecurity risk management through reporting by the CISO. The Technology Committee and the Board approve the Information Security Program and all supporting policies.

The CISO, in coordination with the CRO, CIO and General Counsel, works across the Company to implement and monitor a program designed to protect the Company’s information systems from cybersecurity threats and promptly respond to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response plan. The Company’s CISO has served in various roles in information technology and information security for over twenty years, including serving as a Cyberspace Operations Officer in the United States Air Force Reserves and instructing for the SANS Technology Institute. The Company’s CISO holds an undergraduate degree in Business Administration and has attained the professional certification of Certified Information Systems Security Professional (“CISSP”) and multiple GIAC certifications. The Company’s CRO has over a 25-year career in the banking industry and is currently serving as Senior Executive Vice President and Chief Risk Officer of Stellar Bank and Chief Risk Officer of Stellar Bancorp, Inc. Previously, the CRO has held the positions of President and Chief Risk Officer at Allegiance Bank and Executive Vice President and Chief Risk Officer at Allegiance. The Company’s CRO’s banking career as an executive started at Independence Bank in 2002 as Senior Credit Officer and eventually was promoted to President in 2009. Between 2010 and 2013, the CRO also served as CEO of Independence Bank until joining Allegiance Bank following a merger. The Company’s CRO has since assumed the roles of Regional President, Deputy Chief Credit Officer, and Chief Administration Officer at Allegiance Bank. The CRO holds an MBA from the University of Houston and a Bachelor of Arts in Finance & Marketing from the same institution.

The Company’s CEO, CFO and General Counsel each hold undergraduate and/or graduate degrees in their respective fields, and each have significant experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. The members of the Boards of Directors of the Company and the Bank have hundreds of combined years of experience running successful companies and managing enterprise risk. Specific cybersecurity expertise is brought to the Board from independent directors who lead or have led technology firms and, as such, have direct managerial oversight of cybersecurity risks.

ITEM 2. PROPERTIES
The Company’s principal executive office is located at 9 Greenway Plaza, Suite 110, Houston, Texas 77046. As of December 31, 2024, we had 54 full-service banking centers, with 37 banking centers located in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas. We lease 20 of these banking centers, as well as our executive office, and own the remaining 34 banking centers.

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive through and leases the banking center. The Company believes that lease terms for the banking centers that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2025 to 2045, without consideration of any renewal periods available.

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
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the symbol “STEL.” As of February 27, 2025, there were 52,950,142 shares outstanding and 953 shareholders of record of the Company’s common stock. The closing price per share of common stock on December 31, 2024, the last trading day of the year, was $28.35.
Dividends
During 2024, the Company paid three quarterly cash dividends of $0.13 per share and one quarterly dividend of $0.14 per share on its common stock. During the first quarter of 2025, the Company declared a quarterly dividend of $0.14 per share to be paid in the first quarter of 2025. See Note 19 — Subsequent Events. Payments of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on the Company’s ability to pay dividends.
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2024, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	796,889	$24.56	810,276
Equity compensation plans not approved by security holders	—	—	—
Total	796,889		810,276
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025.

Repurchases under the Company’s share repurchase program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions or pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the fourth quarter of 2024.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
October 1, 2024 to October 31, 2024	46,578	$24.89	—	2,200,261
November 1, 2024 to November 30, 2024	60	$27.35	—	1,931,348
December 1, 2024 to December 31, 2024	—	$—	—	2,112,561
Total	46,638	$24.89

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

Performance Graph
The performance graph compares the cumulative total shareholder return on the CBTX common stock for the period beginning at the close of trading on December 31, 2019 to the close of trading on September 30, 2022 and Stellar’s common stock for the period beginning October 1, 2022 to the close of trading on December 31, 2024, with the cumulative total return of the Russell 2000 Index and the S&P 600 Banks Index. Dividend reinvestment has been assumed. The Performance graph assumes $100 invested on December 31, 2019 in the Company’ common stock and each comparative index shown. The historical stock price performance for Stellar’s common stock shown on the graph below is not necessarily indicative of future stock performance.
*    $100 invested on December 31, 2019 in Stellar’s common stock or an index, including reinvestment of dividends. Fiscal year ending December 31.

	2019	2020	2021	2022	2023	2024
Stellar Bancorp, Inc.	100.00	83.66	96.87	100.17	96.64	100.49
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P 600 Banks	100.00	87.95	119.38	109.98	108.10	123.92
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
•the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board and the imposition of tariffs and retaliatory tariffs;
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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 15. Exhibits and Financial Statement Schedules” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Part I. Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.

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
Our results of operations for the year ended December 31, 2022 reflect Allegiance’s results for the first nine months of 2022 and the results for the Company for the fourth quarter of 2022, after the Merger on October 1, 2022. The Merger had a significant impact on all aspects of the Company’s financial statements and, as a result, financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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

Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. In order to assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis in order to determine whether a specific reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. The Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

A change in the allowance for credit losses on loans can be attributable to several factors, most notably historical lifetime loss, specific reserves for individually evaluated loans, changes in qualitative factors and growth within the loan portfolio. The estimated loan losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, changes in lending policies and procedures, policy exceptions, independent loan review results, internal risk ratings and peer group credit quality trends. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factors based on historical portfolio trends. Qualitative adjustments also include current and forecasted economic conditions primarily measured by local and national economic metrics, such as GDP, unemployment rates, interest rates and oil and gas prices based on historical and forecasted economic research scenarios provided by industry-leading financial intelligence and analytical solutions, which the Company has subscribed to. The qualitative allowance allocation is increased or decreased for each loan pool based on the assessment of these various qualitative factors. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.

As of December 31, 2024, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.7 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $3.0 million. Increasing estimated loss rates by 5% (i.e. quantitative and qualitative) would have a $3.6 million impact.

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
Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2024, unless otherwise specified. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of 2023 versus 2022 results.
Net income was $115.0 million, or $2.15 per diluted common share, for the year ended December 31, 2024 compared with $130.5 million, or $2.45 per diluted common share, for the year ended December 31, 2023, a decrease of $15.5 million, or 11.9%. The decrease in net income was primarily due to a $28.8 million decrease in net interest income partially offset by an $11.8 million decrease in the provision for credit losses and a $1.5 million decrease in noninterest expense. See further analysis of the material fluctuations in the related discussions that follow.
Returns on average equity were 7.34% and 8.96%, returns on average assets were 1.08% and 1.21% and efficiency ratios were 67.16% and 63.02% for the years ended December 31, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of assets. Additionally, taxes and provisions for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Net interest income before the provision for credit losses for the year ended December 31, 2024 was $408.0 million compared with $436.8 million for the year ended December 31, 2023, a decrease of $28.8 million, or 6.6%, primarily due to the increase in the cost of funds and average interest-bearing liabilities partially offset by increased rates on interest-earnings assets.
Interest income was $602.4 million for the year ended December 31, 2024, an increase of $11.6 million, or 2.0%, compared with $590.8 million for the year ended December 31, 2023 primarily due to higher-yielding securities and loans, partially offset by a decrease in average interest-earning assets. The yield on average securities increased to 3.34% for the year ended 2024 from 2.75% for the year ended 2023. Average interest-earning assets decreased $55.5 million, or 0.6%, for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due a decrease in average loans, partially offset by increases in average securities and deposits in other financial institutions. Additionally, interest income from purchase accounting adjustments was $33.0 million for the year ended December 31, 2024 compared to $46.8 million for the year ended December 31, 2023
Interest expense was $194.4 million for the year ended December 31, 2024, an increase of $40.4 million, or 26.2%, compared with $154.1 million for the year ended December 31, 2023. This increase was primarily due to higher interest rates on interest-bearing deposits and borrowed funds and an increase in average interest-bearing deposits. The cost of average interest-bearing liabilities increased to 3.46% for the year ended December 31, 2024 compared to 2.86% for the same period in 2023. Average interest-bearing liabilities increased $224.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in certificates and other time deposits and interest-bearing demand deposits, partially offset by a decrease in borrowed funds.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2024 was 4.24%, a decrease of 27 basis points compared to 4.51% for the year ended December 31, 2023. The decrease in the net interest margin on a tax equivalent basis was primarily due to increased funding costs more than offsetting increased yields on earning assets. The average rate paid on interest-bearing liabilities of 3.46% and the average yield on interest-earning assets of 6.25% for the year ended December 31, 2024 increased by 60 basis points and 16 basis points, respectively, over the same period in 2023. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2024, 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$7,712,122	$531,680	6.89%	$7,961,911	$537,722	6.75%	$5,171,944	$280,375	5.42%
Securities	1,593,073	53,165	3.34%	1,490,588	41,047	2.75%	1,779,425	37,861	2.13%
Deposits in other financial institutions	334,654	17,555	5.25%	242,803	12,048	4.96%	462,075	4,758	1.03%
Total interest-earning assets	9,639,849	$602,400	6.25%	9,695,302	$590,817	6.09%	7,413,444	$322,994	4.36%
Allowance for credit losses on loans	(91,770)			(95,668)			(59,244)
Noninterest-earning assets	1,098,396			1,147,232			634,073
Total assets	$10,646,475			$10,746,866			$7,988,273
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,618,212	$48,290	2.98%	$1,464,015	$38,689	2.64%	$1,140,575	$9,278	0.81%
Money market and savings deposits	2,236,678	64,956	2.90%	2,259,264	48,646	2.15%	1,841,348	9,861	0.54%
Certificates and other time deposits	1,574,598	68,745	4.37%	1,239,345	41,286	3.33%	1,034,491	7,825	0.76%
Borrowed funds	77,662	4,549	5.86%	318,721	17,807	5.59%	61,773	1,216	1.97%
Subordinated debt	107,768	7,868	7.30%	109,560	7,630	6.96%	109,111	5,856	5.37%
Total interest-bearing liabilities	5,614,918	$194,408	3.46%	5,390,905	$154,058	2.86%	4,187,298	$34,036	0.81%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,369,931			3,814,651			2,833,865
Other liabilities	94,165			85,376			62,581
Total liabilities	9,079,014			9,290,932			7,083,744
Shareholders' equity	1,567,461			1,455,934			904,529
Total liabilities and shareholders' equity	$10,646,475			$10,746,866			$7,988,273
Net interest rate spread			2.79%			3.23%			3.55%
Net interest income and margin(1)		$407,992	4.23%		$436,759	4.50%		$288,958	3.90%
Net interest income and margin (tax equivalent)(2)		$408,305	4.24%		$437,670	4.51%		$292,152	3.94%
Cost of funds			2.16%			1.67%			0.48%
Cost of deposits			2.07%			1.47%			0.39%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022.

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

	Years Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-Earning Assets:
Loans	$(16,870)	$10,828	$(6,042)	$151,355	$105,992	$257,347
Securities	2,822	9,296	12,118	(6,152)	9,338	3,186
Deposits in other financial institutions	4,558	949	5,507	(2,259)	9,549	7,290
Total (decrease) increase in interest income	(9,490)	21,073	11,583	142,944	124,879	267,823
Interest-Bearing Liabilities:
Interest-bearing demand deposits	4,075	5,526	9,601	2,620	26,791	29,411
Money market and savings deposits	(486)	16,796	16,310	2,257	36,528	38,785
Certificates and other time deposits	11,168	16,291	27,459	1,557	31,904	33,461
Borrowed funds	(13,468)	210	(13,258)	5,062	11,529	16,591
Subordinated debt	(125)	363	238	24	1,750	1,774
Total increase in interest expense	1,164	39,186	40,350	11,520	108,502	120,022
(Decrease) increase in net interest income	$(10,654)	$(18,113)	$(28,767)	$131,424	$16,377	$147,801
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of a provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded a reversal of provision for credit losses of $2.9 million for the year ended December 31, 2024 compared to a provision for credit losses of $8.9 million for the year ended December 31, 2023. The reversal of provision for credit losses during 2024 was primarily due to the decrease in loans outstanding and changes to the specific reserves within the allowance for credit losses model, among other things. See further discussion of the allowance for the credit losses in “Financial Condition-Asset Quality.”
Net charge-offs were $6.7 million for the year ended December 31, 2024 compared to net charge-offs of $11.1 million for the year ended December 31, 2023.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, income earned on bank-owned life insurance and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $23.0 million for the year ended December 31, 2024 compared to $24.6 million for the year ended December 31, 2023, a decrease of $1.5 million, or 6.2%. This decrease was primarily due to a decrease in debit card and interchange income due to impact of the Durbin Amendment, partially offset by the increase in gains on sales of assets and Small Business Investment Company income recognized in 2024 compared to 2023.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2024	2023		2023	2022
	(In thousands)
Service charges on deposit accounts	$6,430	$6,064	$366	$6,064	$3,690	$2,374
Gain on sale of assets	769	390	379	390	4,050	(3,660)
Bank-owned life insurance income	2,414	2,178	236	2,178	1,125	1,053
Debit card and interchange income	2,191	4,996	(2,805)	4,996	4,465	531
Other(1)	11,242	10,934	308	10,934	7,024	3,910
Total noninterest income	$23,046	$24,562	$(1,516)	$24,562	$20,354	$4,208
(1)Other includes Small Business Investment Company income and wire transfer fees, among other items.
Noninterest Expense
Noninterest expense was $289.0 million for the year ended December 31, 2024 compared to $290.5 million for the year ended December 31, 2023, a decrease of $1.5 million, or 0.5%. The decrease in noninterest expense in 2024 compared to 2023 was primarily due to $15.6 million of acquisition and merger-related expenses recognized in 2023, along with a $3.5 million decrease in regulatory assessments and a $2.7 million decrease in amortization of intangibles, partially offset by an $8.3 million increase in salaries and employee benefits, a $2.1 million increase in data processing and software amortization and a $1.5 million increase in professional fees.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2024	2023		2023	2022
	(In thousands)
Salaries and employee benefits(1)	$165,357	$157,034	$8,323	$157,034	$107,554	$49,480
Net occupancy and equipment	17,864	16,932	932	16,932	10,335	6,597
Depreciation	7,807	7,584	223	7,584	4,951	2,633
Data processing and software amortization	21,652	19,526	2,126	19,526	11,337	8,189
Professional fees	9,424	7,955	1,469	7,955	3,583	4,372
Regulatory assessments and FDIC insurance	7,568	11,032	(3,464)	11,032	4,914	6,118
Amortization of intangibles	24,220	26,883	(2,663)	26,883	9,303	17,580
Communications	3,418	2,796	622	2,796	1,800	996
Advertising	4,127	3,627	500	3,627	2,460	1,167
Acquisition and merger-related expenses	—	15,555	(15,555)	15,555	24,138	(8,583)
Other(2)	27,521	21,570	5,951	21,570	15,701	5,869
Total noninterest expense	$288,958	$290,494	$(1,536)	$290,494	$196,076	$94,418
(1)Total salaries and employee benefits includes $10.8 million, $9.9 million and $9.0 million in stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Other includes outside operational services, security, operational losses and other loan expenses.

Salaries and employee benefits. Salaries and benefits were $165.4 million for the year ended December 31, 2024, an increase of $8.3 million, or 5.3%, compared to the year ended December 31, 2023 primarily due to the increase in full-time equivalent employees and severance expenses of $1.3 million during 2024.

Regulatory assessments and FDIC insurance. Regulatory assessments and FDIC insurance decreased $3.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the $2.4 million accrual recorded in 2023 partially offset by an additional $420 thousand recorded in 2024 for future payments to the FDIC pursuant to the final FDIC rule implementing a special insurance assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following several bank failures during 2023.
Acquisition and merger-related expenses. Acquisition and merger-related expenses incurred during 2023 were primarily related to compensation, legal and advisory expenses associated with the Merger. No acquisition and merger-related expenses were incurred during 2024.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance. We calculate our efficiency ratio by dividing total noninterest expense by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of loans, securities and assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio increased to 67.16% for the year ended December 31, 2024 compared to 63.02% for the year ended December 31, 2023 and 64.23% for the year ended December 31, 2022.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and other nondeductible expenses. Income tax expense decreased 4.6%, to $30.0 million for the year ended December 31, 2024 compared with $31.4 million for the same period in 2023. The effective tax rates were 20.7%, 19.4% and 17.7% for the years ended December 31, 2024, 2023 and 2022, respectively.

Financial Condition
Loan Portfolio
At December 31, 2024, total loans were $7.44 billion, a decrease of $485.3 million, or 6.1%, compared with December 31, 2023 primarily due to decreases in commercial real estate, commercial real estate construction and land development and residential construction loans. Total loans as a percentage of deposits were 81.5% and 89.3% as of December 31, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 68.2% and 74.4% as of December 31, 2024 and December 31, 2023, respectively. The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,362,260	18.3%	$1,414,102	17.9%
Real estate:
Commercial real estate (including multi-family residential)	3,868,218	52.0%	4,071,807	51.3%
Commercial real estate construction and land development	845,494	11.4%	1,060,406	13.4%
1-4 family residential (including home equity)	1,115,484	15.0%	1,047,174	13.2%
Residential construction	157,977	2.1%	267,357	3.4%
Consumer and other	90,421	1.2%	64,287	0.8%
Total loans	7,439,854	100.0%	7,925,133	100.0%
Allowance for credit losses on loans	(81,058)		(91,684)
Loans, net	$7,358,796		$7,833,449
Our lending activities originate from the efforts of our bankers with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies generally located in our market. Our strategy for credit risk management generally includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for credit exposures. The strategy generally emphasizes regular credit examinations and management reviews of loans. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. We maintain an independent loan review department which includes third-party loan review services to review the credit risk on a periodic basis. The internal loan review department focuses on credits not reviewed by the third-party loan reviewer to ensure more complete coverage of credit risk. Results of these reviews are presented to management and the risk committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by bankers and credit personnel and contained in our policies and procedures. The principal categories of our loan portfolio are discussed below.

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio decreased $51.8 million, or 3.7%, to $1.36 billion as of December 31, 2024 compared to $1.41 billion as of December 31, 2023.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of December 31, 2024, our commercial real estate loans comprised 52.0% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of December 31, 2024 and December 31, 2023, 47.4% and 46.6%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $203.6 million, or 5.0%, to $3.87 billion as of December 31, 2024 from $4.07 billion as of December 31, 2023.

The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at December 31, 2024.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Retail	$638,827	$1,245	16.5%
Warehouse	558,882	746	14.4%
Convenience Store	430,850	1,318	11.1%
Multi-family	410,491	1,918	10.6%
Office	408,571	807	10.6%
Industrial	164,462	1,495	4.3%
Restaurant / Bar	163,728	1,056	4.2%
Auto Sales / Repair	158,345	728	4.1%
Church	133,290	958	3.5%
Hotel / Motel	133,110	3,503	3.4%
Healthcare	110,630	1,095	2.9%
Other	557,032	1,170	14.4%
Total	$3,868,218	1,093	100.0%
As of December 31, 2024, our commercial real estate (including multi-family residential) loan portfolio included $233.3 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $298.9 million as of December 31, 2023.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2024 and December 31, 2023, 13.1% and 21.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans decreased $214.9 million, or 20.3%, to $845.5 million as of December 31, 2024 compared to $1.06 billion as of December 31, 2023.
As of December 31, 2024, our commercial real estate construction and land development loan portfolio included $137.1 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $80.5 million as of December 31, 2023.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $68.3 million, or 6.5%, to $1.12 billion as of December 31, 2024 from $1.05 billion as of December 31, 2023.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $109.4 million, or 40.9%, to $158.0 million as of December 31, 2024 from $267.4 million as of December 31, 2023.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $26.1 million, or 40.7%, to $90.4 million as of December 31, 2024 from $64.3 million as of December 31, 2023.
The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	December 31, 2024
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$546,235	$606,495	$207,760	$1,770	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	631,933	1,786,270	866,978	583,037	3,868,218
Commercial real estate construction and land development	323,344	385,298	62,632	74,220	845,494
1-4 family residential (including home equity)	95,602	408,627	89,177	522,078	1,115,484
Residential construction	83,759	28,650	—	45,568	157,977
Consumer and other	66,471	21,839	2,111	—	90,421
Total loans	$1,747,344	$3,237,179	$1,228,658	$1,226,673	$7,439,854

Loans with predetermined (fixed) interest rates	$883,937	$2,254,974	$489,744	$286,408	$3,915,063
Loans with floating interest rates	863,407	982,205	738,914	940,265	3,524,791
Total loans	$1,747,344	$3,237,179	$1,228,658	$1,226,673	$7,439,854

	December 31, 2023
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$604,965	$613,427	$195,374	$336	$1,414,102
Real estate:
Commercial real estate (including multi-family residential)	557,948	2,025,104	941,105	547,650	4,071,807
Commercial real estate construction and land development	301,644	583,097	64,146	111,519	1,060,406
1-4 family residential (including home equity)	82,755	391,513	148,491	424,415	1,047,174
Residential construction	149,861	46,811	29,148	41,537	267,357
Consumer and other	38,167	22,187	3,933	—	64,287
Total loans	$1,735,340	$3,682,139	$1,382,197	$1,125,457	$7,925,133

Loans with predetermined (fixed) interest rates	$870,805	$2,771,179	$576,799	$273,417	$4,492,200
Loans with floating interest rates	864,535	910,960	805,398	852,040	3,432,933
Total loans	$1,735,340	$3,682,139	$1,382,197	$1,125,457	$7,925,133

Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of December 31, 2024 and 2023, commercial real estate and commercial construction loans represented 63.4% and 64.7%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $38.9 million, or 0.36% of total assets at December 31, 2024, compared to $39.2 million, or 0.37% of total assets in nonperforming loans at December 31, 2023. Nonaccrual loans consisted of 101 separate credits at December 31, 2024 compared to 114 separate credits at December 31, 2023. The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$8,500	$5,048
Real estate:
Commercial real estate (including multi-family residential)	16,459	16,699
Commercial real estate construction and land development	3,061	5,043
1-4 family residential (including home equity)	9,056	8,874
Residential construction	—	3,288
Consumer and other	136	239
Total nonaccrual loans	37,212	39,191
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	37,212	39,191
Foreclosed assets	1,708	—
Total nonperforming assets	$38,920	$39,191
Troubled loan modifications(1)	$13,457	$15,727
Nonperforming assets to total assets	0.36%	0.37%
Nonperforming loans to total loans	0.50%	0.49%
(1)Troubled loan modifications in the table above represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
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
Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At December 31, 2024, our allowance for credit losses on loans was $81.1 million, or 1.09% of total loans, compared with $91.7 million, or 1.16% of total loans, as of December 31, 2023. The decrease in the allowance for credit losses on loans during 2024 primarily resulted from charge-offs and changes to the specific reserves within the allowance for credit losses model along with lower loan balances, among other things. The following table presents an analysis of the allowance for credit losses on loans and other related data as of and for the periods indicated:

	December 31,
	2024	2023
	(Dollars in thousands)
Average loans outstanding	$7,712,122	$7,961,911
Gross loans outstanding at end of period	7,439,854	7,925,133
Allowance for credit losses on loans at beginning of period	91,684	93,180
Provision for credit losses on loans	(3,964)	9,625
Charge-offs:
Commercial and industrial loans	(7,300)	(10,600)
Real estate:
Commercial real estate (including multi-family residential)	(786)	—
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	(2)	(1,525)
Residential construction	—	—
Consumer and other	(171)	(291)
Total charge-offs for all loan types	(8,259)	(12,416)
Recoveries:
Commercial and industrial loans	1,449	1,223
Real estate:
Commercial real estate (including multi-family residential)	130	16
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	6	9
Residential construction	—	—
Consumer and other	12	47
Total recoveries for all loan types	1,597	1,295
Net charge-offs	(6,662)	(11,121)
Allowance for credit losses on loans at end of period	$81,058	$91,684
Allowance for credit losses on loans to total loans	1.09%	1.16%
Net charge-offs to average loans	0.09%	0.14%
Allowance for credit losses on loans to nonperforming loans	217.83%	233.94%

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2024, our allowance for credit losses on unfunded commitments was $12.4 million compared to $11.3 million at December 31, 2023.
See Note 5 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of December 31, 2024, the carrying amount of investment securities totaled $1.67 billion, an increase of $277.3 million, or 19.9%, compared with $1.40 billion as of December 31, 2023. Securities represented 15.3% and 13.1% of total assets as of December 31, 2024 and 2023, respectively.
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

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 4 – Securities in the accompanying notes to the consolidated financial statements for additional information.

Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.
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

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$78,658	1.31%	$3,141	3.77%	$117,163	4.66%	$198,962	3.32%
Municipal securities	—	0.00%	3,314	4.76%	74,337	2.44%	141,894	2.34%	219,545	2.41%
Agency mortgage-backed pass-through securities	3,285	2.47%	4,362	3.71%	7,936	4.53%	551,136	3.83%	566,719	3.83%
Agency collateralized mortgage obligations	—	0.00%	30,539	3.44%	48,589	4.81%	651,733	3.23%	730,861	3.34%
Corporate bonds and other	4,110	4.98%	3,000	7.99%	62,000	5.42%	46,491	2.96%	115,601	4.48%
Total	$7,395	3.87%	$119,873	2.20%	$196,003	4.07%	$1,508,417	3.47%	$1,831,688	3.45%

	December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$84,932	1.35%	$78,193	1.31%	$7,442	4.69%	$136,962	4.61%	$307,529	2.87%
Municipal securities	—	0.00%	1,806	4.78%	67,735	2.35%	160,074	2.65%	229,615	2.58%
Agency mortgage-backed pass-through securities	640	2.98%	4,852	2.92%	12,025	4.32%	407,147	3.45%	424,664	3.47%
Agency collateralized mortgage obligations	—	0.00%	11,170	2.80%	7,869	2.66%	443,459	1.90%	462,498	1.93%
Corporate bonds and other	1,077	2.50%	3,000	5.75%	62,368	4.75%	54,379	2.98%	120,824	3.96%
Total	$86,649	1.37%	$99,021	1.76%	$157,439	3.58%	$1,202,021	2.88%	$1,545,130	2.80%
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
As of December 31, 2024 and 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 3.34% for the year ended December 31, 2024 compared with 2.75% for the year ended December 31, 2023. The increase in average yield during 2024 compared to 2023 was primarily due to security purchases during the year increasing the mix of higher-yielding securities within the portfolio.
Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of both December 31, 2024 and 2023. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of December 31, 2024 was $92.5 million compared to $116.7 million as of December 31, 2023. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at December 31, 2024 were $9.13 billion, an increase of $254.9 million, or 2.9%, compared with $8.87 billion at December 31, 2023 primarily driven by increases in interest-bearing and noninterest-bearing demand deposits. Interest-bearing deposits at December 31, 2024 were $5.55 billion, an increase of $225.5 million, or 4.2%, compared with $5.33 billion at December 31, 2023 primarily due to increased public funds deposits received at year end 2024. Noninterest-bearing deposits at December 31, 2024 were $3.58 billion, an increase of $29.4 million, or 0.8%, compared with $3.55 billion at December 31, 2023. Our ratio of noninterest-bearing deposits to total deposits was 39.2% and 40.0% for the years ended December 31, 2024 and 2023, respectively. Deposits include fully collateralized public funds of $1.44 billion and $1.17 billion at December 31, 2024 and 2023, respectively.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,618,212	2.98%	$1,464,015	2.64%
Money market and savings	2,236,678	2.90%	2,259,264	2.15%
Certificates and other time	1,574,598	4.37%	1,239,345	3.33%
Total interest-bearing deposits	5,429,488	3.35%	4,962,624	2.59%
Noninterest-bearing deposits	3,369,931	—	3,814,651	—
Total deposits	$8,799,419	2.07%	$8,777,275	1.47%
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at December 31, 2024 (in thousands):

Three months or less	$224,849
Over three months through six months	170,305
Over six months through 12 months	172,999
Over 12 months	37,468
Total	$605,621

Borrowings
We have an available line of credit with the FHLB, which allows us to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2024, we had a total borrowing capacity of $3.00 billion of which $903.0 million was available under this agreement and $2.10 billion was outstanding pursuant to FHLB letters of credit. The FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies expire in the following periods (in thousands):

2025	$1,461,825
2026	122,300
2027	402,500
2028	43,000
Thereafter	72,000
Total	$2,101,625
Subordinated Debt
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, Stellar assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in Stellar’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of Stellar’s present and future senior indebtedness. Stellar has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s issuances of junior subordinated debentures outstanding at December 31, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
		(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027 and bore a floating rate of interest equal to 3-Month SOFR plus a 3.03% spread adjustment. In December 2024, the Bank redeemed the Bank Notes at a redemption price equal to 100% of the principal amount of Bank Notes plus accrued and unpaid interest.

In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of December 31, 2024, the Company Notes bore a floating rate of interest equal to the 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2022, the Company entered into a loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. The term for this agreement expired and was renewed on December 13, 2024. At December 31, 2024, there were no outstanding borrowings on this line of credit. The Company did not draw on this line of credit during 2024 or 2023. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full at maturity date which is December 13, 2033. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) is not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2024, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2024 and 2023, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits increased $22.1 million, or 0.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our average loans decreased $249.8 million, or 3.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.2 and 7.6 years at December 31, 2024 and 2023, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated.

	Years Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	31.7%	35.5%
Interest-bearing	51.0%	46.2%
Borrowed funds	0.7%	3.0%
Subordinated debt	1.0%	1.0%
Other liabilities	0.9%	0.8%
Shareholders’ equity	14.7%	13.5%
Total	100.0%	100.0%
Uses of Funds:
Loans	72.4%	74.1%
Securities	15.0%	13.9%
Deposits in other financial institutions	3.1%	2.2%
Noninterest-earning assets	9.5%	9.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	38.3%	43.5%
Average loans to average deposits	87.6%	90.7%
As of December 31, 2024 and 2023, we had outstanding commitments to extend credit of $1.70 billion and $1.79 billion, respectively, and commitments associated with outstanding letters of credit of $43.6 million and $37.7 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At December 31, 2024 and 2023, we had FHLB letters of credit in the amount of $2.10 billion and $1.82 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 10 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $5.93 billion, or 65.0%, of total deposits at December 31, 2024. Estimated uninsured deposits net of collateralized deposits were 43.4% of total deposits at December 31, 2024. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $1.82 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $7.75 billion, or 84.9%, of deposits at December 31, 2024.
As of December 31, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of December 31, 2024. These include payments related to (1) operating leases (Note 6 – Premises and Equipment and Leases), (2) time deposits with stated maturity dates (Note 8 – Deposits), (3) borrowings (Note 10 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 14 – Off-Balance Sheet Arrangements, Commitments and Contingencies).

Our commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period are summarized below as of December 31, 2024. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2024
	One Year or Less	More than One Year but Less Than Three Years	Three years or More but Less Than Five Years	Five Years or More	Total
	(In thousands)
Commitments to extend credit	$685,010	$426,617	$363,016	$227,279	$1,701,922
Standby letters of credit	36,127	5,514	1,998	—	43,639
Total	$721,137	$432,131	$365,014	$227,279	$1,745,561
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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2024 and 2023, the Bank was well capitalized. Total shareholders' equity was $1.61 billion at December 31, 2024 compared with $1.52 billion at December 31, 2023, an increase of $86.8 million. This increase was primarily due to net income of $115.0 million, partially offset by dividends paid of $28.3 million, or $0.53 per common share, during 2024.
The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2024 to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
STELLAR BANCORP, INC.
(Consolidated)
Total Capital (to risk weighted assets)	16.03%	8.00%	10.50%	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	14.16%	4.50%	7.00%	N/A
Tier 1 Capital (to risk weighted assets)	14.28%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.31%	4.00%	4.00%	N/A

STELLAR BANK
Total Capital (to risk weighted assets)	15.31%	8.00%	10.50%	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	14.15%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk weighted assets)	14.15%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	11.21%	4.00%	4.00%	5.00%
Asset/Liability Management and Interest Rate Risk
Our asset liability and interest rate risk policy provides management with the guidelines for effective balance sheet management. We have established a measurement system for monitoring our net interest rate sensitivity position. We seek to manage our sensitivity position within our established guidelines.
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
The following table summarizes the simulated change in the economic value of equity and net interest income over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
+300	3.1%	(0.9)%	(4.9)%	(0.9)%
+200	2.4%	(0.6)%	(1.8)%	1.8%
+100	1.4%	0.1%	(0.2)%	3.4%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.5)%	0.5%	(2.8)%	1.0%
-200	(5.2)%	0.2%	(7.9)%	(3.6)%
-300	(8.6)%	(1.7)%	(15.1)%	(12.4)%

These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2024, changes in our overall interest rate profile were driven by the increase in noninterest bearing deposits and certain interest bearing deposits, increases in certificates of deposits and borrowed funds, a decrease in loans, an increase in securities and increases in cash and cash equivalents.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 71 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Crowe LLP, (U.S. PCAOB Auditor Firm I.D.: 173), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 71 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (Crowe LLP, Firm ID: 173)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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
2.1
Agreement and Plan of Merger, dated November 5, 2021, by and between Allegiance Bancshares, Inc. and CBTX, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 12, 2021)

2.2
First Amendment, dated as of August 25, 2022, to the Agreement and Plan of Merger, dated as of November 5, 2021, by and between CBTX, Inc. and Allegiance Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
3.2	Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-37585))
4.3	Other instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Section (b) (4) (iii) (A) of Item 601 of Regulation S-K. The Company agrees to furnish copies of these instruments to the Commission upon request.
10.1	Third Amended and Restated Loan Agreement, dated December 13, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022)
10.2	Renewal Promissory Note (Floating Rate), dated December 13, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.3
Amended and Restated Pledge and Security Agreement, dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Stellar Bancorp, Inc. filed with the SEC on November 18, 2022)

10.4	First Amendment to Third Amended and Restated Loan Agreement, dated December 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.5†
Executive Employment Agreement dated March 17, 2022, by and among CBTX. Inc., CommunityBank of Texas, N.A. and Robert R. Franklin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2022)

10.6†
Employment Agreement, dated August 26, 2022, by and among CBTX, Inc., CommunityBank of Texas, N.A. and J. Pat Parsons (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 26, 2022)

10.7†	Executive Employment Agreement, dated March 1, 2023, by and between Allegiance Bank and Justin M. Long (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed April 26, 2024)
10.8†
Form of Allegiance Bancshares, Inc.’s Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Allegiance Bancshares, Inc.’s Current Report on Form 8-K filed on March 18, 2022)

10.9†	Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.10†
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

10.12†	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed on July 26, 2024)
10.13†	Stellar Bancorp, Inc. Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2024)
10.14†	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.15†	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)
10.16†
Amended and Restated Employment Agreement, dated August 26, 2022, by and among CommunityBank of Texas, N.A. and Travis Jaggers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

10.17†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed on October 13, 2017, File No. 333-220930)
10.18†
Form of Stock Option Award Agreement and Notice of Stock Option Award under the CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on October 13, 2017, File No. 333-220930)

10.19†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

10.20†
Allegiance Bancshares, Inc. 2019 Amended and Restated Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Allegiance’s Current Report on Form 8-K filed on April 30, 2019 (Commission File No. 001-37585))

19.1*	Stellar Bancorp, Inc. Insider Trading Policy
21.1*	Subsidiaries of Stellar Bancorp, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-37585))

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

STELLAR BANCORP, INC.

Date: March 3, 2025	By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Robert R. Franklin, Jr.	Chief Executive Officer (Principal Executive Officer); Director	March 3, 2025
Robert R. Franklin, Jr.

/s/ Paul P. Egge	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 3, 2025
Paul P. Egge

/s/ John Beckworth	Director	March 3, 2025
John Beckworth

/s/ Cynthia Dopjera	Director	March 3, 2025
Cynthia Dopjera

/s/ Jon-Al Duplantier	Director	March 3, 2025
Jon-Al Duplantier

/s/ Michael A. Havard	Director	March 3, 2025
Michael A. Havard

/s/ Frances H. Jeter	Director	March 3, 2025
Frances H. Jeter

/s/ Joe E. Penland, Sr.	Director	March 3, 2025
Joe E. Penland, Sr.

/s/ Reagan A. Reaud	Director	March 3, 2025
Reagan A. Reaud

/s/ Steven F. Retzloff	Director	March 3, 2025
Steven F. Retzloff

/s/ Fred S. Robertson	Director	March 3, 2025
Fred S. Robertson

/s/ Joseph B. Swinbank	Director	March 3, 2025
Joseph B. Swinbank

/s/ Tymothi O. Tombar	Director	March 3, 2025
Tymothi O. Tombar

/s/ John E. Williams, Jr.	Director	March 3, 2025
John E. Williams, Jr.

/s/William E. Wilson, Jr.	Director	March 3, 2025
William E. Wilson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Stellar Bancorp, Inc.
Houston, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stellar Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”) on loans – Qualitative Loss Factors

As described in Notes 1 and 5 to the consolidated financial statements, the Company estimates expected credit losses to be realized over the contractual life of its loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

As of December 31, 2024, the ACL on loans of $81.1 million consisted of (1) loss allocations on loans individually evaluated and (2) loss allocations on loans collectively evaluated. Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors. The portfolio-specific factors are described in more detail within Note 1.

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
Washington, D.C.
March 3, 2025

STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$419,967	$121,004
Interest-bearing deposits at other financial institutions	491,249	278,233
Total cash and cash equivalents	911,216	399,237
Available for sale securities, at fair value	1,673,016	1,395,680
Loans held for investment	7,439,854	7,925,133
Less: allowance for credit losses on loans	(81,058)	(91,684)
Loans, net	7,358,796	7,833,449
Accrued interest receivable	37,884	44,244
Premises and equipment, net	111,856	118,683
Federal Home Loan Bank stock	8,209	25,051
Bank-owned life insurance	107,498	105,084
Goodwill	497,318	497,318
Core deposit intangibles, net	92,546	116,712
Other assets	107,451	111,681
TOTAL ASSETS	$10,905,790	$10,647,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,576,206	$3,546,815
Interest-bearing
Demand	1,845,749	1,659,999
Money market and savings	2,253,193	2,136,777
Certificates and other time	1,453,236	1,529,876
Total interest-bearing deposits	5,552,178	5,326,652
Total deposits	9,128,384	8,873,467
Accrued interest payable	17,052	11,288
Borrowed funds	—	50,000
Subordinated debt	70,105	109,765
Other liabilities	82,389	81,601
Total liabilities	9,297,930	9,126,121
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at both December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized, 53,428,699 shares issued and outstanding at December 31, 2024 and 53,291,079 shares issued and outstanding at December 31, 2023	534	533
Capital surplus	1,240,050	1,232,627
Retained earnings	492,640	405,945
Accumulated other comprehensive loss	(125,364)	(118,087)
Total shareholders’ equity	1,607,860	1,521,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,905,790	$10,647,139
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$531,680	$537,722	$280,375
Securities:
Taxable	49,903	38,494	27,128
Tax-exempt	3,262	2,553	10,733
Deposits in other financial institutions	17,555	12,048	4,758
Total interest income	602,400	590,817	322,994
INTEREST EXPENSE:
Demand, money market and savings deposits	113,246	87,335	19,139
Certificates and other time deposits	68,745	41,286	7,825
Borrowed funds	4,549	17,807	1,216
Subordinated debt	7,868	7,630	5,856
Total interest expense	194,408	154,058	34,036
NET INTEREST INCOME	407,992	436,759	288,958
(Reversal of) provision for credit losses	(2,880)	8,943	50,712
Net interest income after provision for credit losses	410,872	427,816	238,246
NONINTEREST INCOME:
Service charges on deposit accounts	6,430	6,064	3,690
Gain on sale of assets	769	390	4,050
Bank-owned life insurance income	2,414	2,178	1,125
Debit card and interchange income	2,191	4,996	4,465
Other	11,242	10,934	7,024
Total noninterest income	23,046	24,562	20,354
NONINTEREST EXPENSE:
Salaries and employee benefits	165,357	157,034	107,554
Net occupancy and equipment	17,864	16,932	10,335
Depreciation	7,807	7,584	4,951
Data processing and software amortization	21,652	19,526	11,337
Professional fees	9,424	7,955	3,583
Regulatory assessments and FDIC insurance	7,568	11,032	4,914
Amortization of intangibles	24,220	26,883	9,303
Communications	3,418	2,796	1,800
Advertising	4,127	3,627	2,460
Acquisition and merger-related expenses	—	15,555	24,138
Other	27,521	21,570	15,701
Total noninterest expense	288,958	290,494	196,076
INCOME BEFORE INCOME TAXES	144,960	161,884	62,524
Provision for income taxes	29,957	31,387	11,092
NET INCOME	$115,003	$130,497	$51,432
EARNINGS PER SHARE:
Basic	$2.15	$2.45	$1.48
Diluted	$2.15	$2.45	$1.47
DIVIDENDS PER SHARE	$0.53	$0.52	$0.43
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$115,003	$130,497	$51,432
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(9,222)	31,086	(203,214)
Reclassification of loss (gain) realized through the sale of securities	—	794	(1,218)
Total other comprehensive (loss) income	(9,222)	31,880	(204,432)
Deferred tax benefit (expense) related to other comprehensive (loss) income	1,945	(6,706)	42,929
Other comprehensive (loss) income, net of tax	(7,277)	25,174	(161,503)
Comprehensive income (loss)	$107,726	$155,671	$(110,071)
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2021	28,845,903	$289	$530,845	$267,092	$18,242	$816,468
Net income	—	—	—	51,432	—	51,432
Other comprehensive loss	—	—	—	—	(161,503)	(161,503)
Cash dividends declared, $0.43 per share	—	—	—	(15,378)	—	(15,378)
Common stock issued in connection with the exercise of stock options and restricted stock awards and the ESPP	925,721	9	68	—	—	77
Repurchase of common stock	(831,911)	(8)	(23,597)	—	—	(23,605)
Stock-based compensation expense	—	—	9,042	—	—	9,042
Impact of the Merger (See Note 2)	24,015,272	240	706,403	—	—	706,643
BALANCE AT DECEMBER 31, 2022	52,954,985	530	1,222,761	303,146	(143,261)	1,383,176
Net income	—	—	—	130,497	—	130,497
Other comprehensive income	—	—	—	—	25,174	25,174
Cash dividends declared, $0.52 per share	—	—	—	(27,698)	—	(27,698)
Common stock issued in connection with the exercise of stock options and restricted stock awards	336,094	3	(79)	—	—	(76)
Stock-based compensation expense	—	—	9,945	—	—	9,945
BALANCE AT DECEMBER 31, 2023	53,291,079	533	1,232,627	405,945	(118,087)	1,521,018
Net income	—	—	—	115,003	—	115,003
Other comprehensive loss	—	—	—		(7,277)	(7,277)
Cash dividends declared, $0.53 per share	—	—	—	(28,308)	—	(28,308)
Common stock issued in connection with the exercise of stock options and restricted stock awards	246,520	2	(500)	—	—	(498)
Repurchase of common stock	(108,900)	(1)	(2,841)	—	—	(2,842)
Stock-based compensation expense	—	—	10,764	—	—	10,764
BALANCE AT DECEMBER 31, 2024	53,428,699	$534	$1,240,050	$492,640	$(125,364)	$1,607,860
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,003	$130,497	$51,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	32,027	34,467	14,254
Net accretion of discount on loans	(32,999)	(46,791)	(8,313)
Net amortization of premium on securities	5,768	6,583	5,729
(Reversal of) provision for credit losses	(2,880)	8,943	50,712
Deferred income tax expense	3,298	10,250	1,931
Stock-based compensation expense	10,764	9,945	9,042
Net change in operating leases	3,821	4,198	2,816
Bank-owned life insurance income	(2,414)	(2,178)	(1,125)
Federal Home Loan Bank stock dividends	(971)	(1,224)	(141)
Gain on sale of assets	(769)	(390)	(4,050)
Loss on write-down of premises, equipment and other real estate	—	—	952
Excess tax benefit from stock-based compensation	136	(61)	(396)
(Increase) decrease in accrued interest receivable and other assets	(3,620)	(2,323)	2,623
Increase (decrease) in accrued interest payable and other liabilities	5,455	16,301	(16,400)
Net cash provided by operating activities	132,619	168,217	109,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(5,536,678)	(4,093,405)	(2,445,525)
Proceeds from maturities and principal paydowns of available for sale securities	5,237,440	4,137,330	2,351,865
Proceeds from sales and calls of available for sale securities	6,912	392,687	365,217
Net change in total loans	517,607	(134,712)	(561,197)
Purchase of bank premises and equipment	(4,663)	(6,861)	(3,811)
Proceeds from sale of bank premises, equipment and other real estate	7,660	8,984	2,322
Net redemption (purchases) of Federal Home Loan Bank stock	17,813	(8,769)	(5,559)
Net cash received in the Merger	—	—	370,448
Net cash provided by investing activities	246,091	295,254	73,760
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	29,391	(683,354)	206,611
Net increase (decrease) in interest-bearing deposits	225,526	289,189	(710,335)
Dividends paid to common shareholders	(28,308)	(27,698)	(15,378)
Repayments of subordinated debt	(40,000)	—	—
Net change in borrowings	(50,000)	(14,000)	(26,000)
(Payments made) proceeds received from the issuance of restricted stock and stock option exercises	(498)	(76)	77
Repurchase of common stock	(2,842)	—	(23,605)
Net cash provided by (used in) financing activities	133,269	(435,939)	(568,630)
NET CHANGE IN CASH AND CASH EQUIVALENTS	511,979	27,532	(385,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,237	371,705	757,509
CASH AND CASH EQUIVALENTS, END OF PERIOD	$911,216	$399,237	$371,705
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$27,400	$14,000	$15,050
Interest paid	188,644	144,868	33,691
Cash paid for operating lease liabilities	4,625	4,586	4,872
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$353	$1,406	$2,488
Branch assets transferred to assets held for sale	—	3,819	6,013
Bank-financed sales of other real estate	—	—	2,115
Loans transferred to other real estate	5,991	—	—
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
The Company’s results of operations for the year ended December 31, 2022 reflect Allegiance’s results for the first nine months of 2022 and the results for Stellar for the fourth quarter of 2022, after the Merger on October 1, 2022. The Merger had a significant impact on all aspects of the Company’s financial statements and, as a result, financial results for periods after the Merger are not comparable to financial results for periods prior to the Merger. See Note 2 – Acquisitions in the accompanying notes to the consolidated financial statements for the impact of the Merger.
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
Cash and cash equivalents—Cash and cash equivalents include cash, deposits with other financial institutions with maturities not greater than one year. Net cash flows are reported for customer loan and deposit transactions. The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2024 and 2023.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs. Accrued interest receivable on loans totaled $30.4 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.
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
Past due status is based on the contractual terms of the loan. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company generally classifies a loan as nonperforming, automatically places the loan on nonaccrual status, ceases accruing interest and reverses all unpaid accrued interest against interest income, when, in management’s opinion, the borrower may be unable to meet payment obligations, when the payment of principal or interest on a loan is delinquent for 90 days, as well as when required by regulatory provisions, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. Any payments received on nonaccrual loans are applied first to outstanding principal amounts. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. In order to assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans, modified loans and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis in order to determine whether a specific loan loss reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated costs to sell and outstanding property taxes (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. Regarding collateral dependent loans, the Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.
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
Accrued interest receivable on securities available for sale totaled $7.2 million at December 31, 2024 and is excluded from the estimate of credit losses.

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

At acquisition date, the initial allowance for PCD loans that do not share risk characteristics with pooled PCD loans, are evaluated by the Company on an individual loan basis. The expected credit loss was measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss was measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The noncredit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Individually evaluated PCD loans were $12.4 million and the associated allowance for credit losses was $433 thousand at December 31, 2024.

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

Loan Modifications— Under Subtopic 310-20, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.
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
Other Repossessed Assets—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2024, the balance of other repossessed assets was $1.7 million.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For derivative instruments that are designated and qualify for hedge accounting, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company had no derivative instruments that qualified for hedge accounting during 2024 or 2023.
Stock-Based Compensation—Compensation cost is recognized for stock options, restricted stock awards, performance share units (“PSUs”) and performance share awards (“PSAs”) issued to employees and directors, based on the fair value of these awards at the date of grant. The expense associated with stock-based compensation is recognized over the required service period, generally defined as the vesting period of each individual arrangement.
The fair value of stock options granted are estimated at the date of grant using the Black-Scholes model.
The fair value of restricted stock awards is the grant date market price of our stock. The grant date fair value of the PSUs and PSAs are based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock at grant date and a Monte Carlo simulated fair value in accordance with ASC 718. The impact of forfeitures of share-based payment awards on compensation expense is recognized as they occur. PSUs and PSAs are contingent upon performance and service conditions, which affect the number of shares ultimately issued. The Company periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.
401(k) benefit plan—The Company provides a 401(k) retirement savings plan for eligible employees, which includes a matching contribution program. Under this program, the Company matches employee contributions dollar-for-dollar up to 6% of the employee’s eligible compensation, subject to terms and conditions of the plan and the annual contribution limits established by the Internal Revenue Code. Matching contribution expense as of December 31, 2024, 2023 and 2022 was $5.5 million, $5.0 million and $2.2 million, respectively.
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
Comprehensive income—Comprehensive income consists of net income and other comprehensive income which includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity, net of tax.
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
Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.
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
New Accounting Standards
Recent Accounting Standards
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for the Company’s annual financial statements in 2024 and will be effective for interim periods following.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This update requires that public business entities on an annual basis (1) disclose specific categories in the tax rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold and (3) disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this ASU, but does not believe it will have a significant impact on the Company’s financial statements.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This update requires that public businesses disclose details about specific expenses such as inventory purchases, employee compensation, depreciation, amortization and depletion. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact of this ASU, but does not believe it will have a significant impact on the Company’s financial statements.
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
Total acquisition and merger-related expenses recognized for the years ended December 31, 2023 and 2022 were $15.6 million, and $24.1 million, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2021	$223,642	$14,658	$—
Acquired intangibles	273,618	138,150	329
Amortization	—	(9,283)	(20)
Balance as of December 31, 2022	497,260	143,525	309
Amortization	—	(26,813)	(70)
Goodwill true-up	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of December 31, 2023	497,318	116,712	212
Amortization	—	(24,166)	(54)
Decrease due to payoff of serviced loans	—	—	(12)
Balance as of December 31, 2024	$497,318	$92,546	$146
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's policy is to test goodwill for impairment annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred. The Company performed its annual impairment test and determined no impairment was necessary for the years ended December 31, 2024, 2023 and 2022.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2024 is as follows (in thousands):

2025	$21,528
2026	18,896
2027	16,272
2028	13,244
Thereafter	22,606
Total	$92,546
4. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$307,529	$90	$(10,201)	$297,418
Municipal securities	229,615	1,615	(27,171)	204,059
Agency mortgage-backed pass-through securities	424,664	370	(37,161)	387,873
Agency collateralized mortgage obligations	462,498	172	(64,553)	398,117
Corporate bonds and other	120,824	56	(12,667)	108,213
Total	$1,545,130	$2,303	$(151,753)	$1,395,680
As of December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,110	$4,085
Due after one year through five years	84,972	82,513
Due after five years through ten years	139,478	124,195
Due after ten years	305,548	280,484
Subtotal	534,108	491,277
Agency mortgage-backed pass through securities and collateralized mortgage obligations	1,297,580	1,181,739
Total	$1,831,688	$1,673,016
Securities with unrealized losses segregated by length of time in a continuous loss position are as follows:

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$29,443	$(576)	$122,936	$(5,131)	$152,379	$(5,707)
Municipal securities	8,512	(183)	168,132	(28,276)	176,644	(28,459)
Agency mortgage-backed pass-through securities	254,169	(6,861)	265,993	(38,485)	520,162	(45,346)
Agency collateralized mortgage obligations	216,422	(4,501)	317,225	(66,827)	533,647	(71,328)
Corporate bonds and other	11,903	(1,097)	81,027	(8,464)	92,930	(9,561)
Total	$520,449	$(13,218)	$955,313	$(147,183)	$1,475,762	$(160,401)

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$110,038	$(2,208)	$154,145	$(7,993)	$264,183	$(10,201)
Municipal securities	1,303	(14)	177,957	(27,157)	179,260	(27,171)
Agency mortgage-backed pass-through securities	80,208	(1,444)	257,779	(35,717)	337,987	(37,161)
Agency collateralized mortgage obligations	23,051	(621)	348,854	(63,932)	371,905	(64,553)
Corporate bonds and other	11,279	(1,452)	85,285	(11,215)	96,564	(12,667)
Total	$225,879	$(5,739)	$1,024,020	$(146,014)	$1,249,899	$(151,753)
During the year ended December 31, 2024, the Company had sales and calls of securities totaling $6.9 million with no gain or loss recorded. During the year ended December 31, 2023, the Company had sales and calls of securities totaling $392.7 million and recorded a net loss of $794 thousand. During the year ended December 31, 2022, the Company sold $365.2 million of securities, including $353.9 million of the securities acquired in the Merger and recorded a net gain on sale of those securities of $1.2 million.
At December 31, 2024 and 2023, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $410.2 million and $607.5 million at December 31, 2024 and 2023, respectively. The majority of the securities in each case were pledged to collateralize public fund deposits.
5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and segregated by class of loan were as follows:

	December 31,
	2024	2023
	(In thousands)
Commercial and industrial	$1,362,260	$1,414,102
Real estate:
Commercial real estate (including multi-family residential)	3,868,218	4,071,807
Commercial real estate construction and land development	845,494	1,060,406
1-4 family residential (including home equity)	1,115,484	1,047,174
Residential construction	157,977	267,357
Consumer and other	90,421	64,287
Total loans	7,439,854	7,925,133
Allowance for credit losses on loans	(81,058)	(91,684)
Loans, net	$7,358,796	$7,833,449
Loan Origination/Risk Management
The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third party loan review is performed on a quarterly basis. In connection with the reviews of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Loans secured by owner-occupied properties represented 47.4% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2024. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10 to 20 year period.
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
Construction and Land Development Loans—The Company makes loans to finance the construction of nonresidential and residential properties. Construction loans generally are collateralized by first liens on real estate and generally have floating interest rates. Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. The Company generally conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. The Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s metropolitan area.
1-4 Residential Real Estate Loans—The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which have a term of 5 to 7 years and generally amortize over 10 to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s metropolitan area that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a larger number of borrowers.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Related Party Loans
Related-party loans activity for the year ended December 31, 2024 was as follows (in thousands):

Beginning balance on January 1	$115,143
New loans and additions	39,275
Repayments	(48,184)
Ending balance on December 31	$106,234
The related party loans outstanding at December 31, 2024 and 2023 are net of cash collateralized loans of $22.0 million and $22.7 million, respectively.
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $30.4 million and $37.4 million as of December 31, 2024 and 2023, respectively, due to immateriality.

	December 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,814	$—	$6,814	$8,500	$1,346,946	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	15,128	—	15,128	16,459	3,836,631	3,868,218
Commercial real estate construction and land development	1,614	—	1,614	3,061	840,819	845,494
1-4 family residential (including home equity)	10,684	—	10,684	9,056	1,095,744	1,115,484
Residential construction	478	—	478	—	157,499	157,977
Consumer and other	37	—	37	136	90,248	90,421
Total loans	$34,755	$—	$34,755	$37,212	$7,367,887	$7,439,854

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,471	$—	$6,471	$5,048	$1,402,583	$1,414,102
Real estate:
Commercial real estate (including multi-family residential)	9,600	—	9,600	16,699	4,045,508	4,071,807
Commercial real estate construction and land development	7,341	—	7,341	5,043	1,048,022	1,060,406
1-4 family residential (including home equity)	3,492	—	3,492	8,874	1,034,808	1,047,174
Residential construction	498	—	498	3,288	263,571	267,357
Consumer and other	64	—	64	239	63,984	64,287
Total loans	$27,466	$—	$27,466	$39,191	$7,858,476	$7,925,133
If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.7 million and $1.5 million would have been recorded as income for the years ended December 31, 2024 and 2023, respectively.
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in our market. Individual bankers, under the oversight of credit administration, review updated financial information for pass grade commercial loans to reassess the risk grade on an annual basis. When a loan reaches a set of internally designated criteria, including Substandard or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2024 and 2023:

	December 31, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial and industrial
Pass	$248,295	$212,780	$153,506	$119,264	$25,080	$14,010	$515,444	$33,598	$1,321,977	$1,382,218
Special Mention	602	1,071	1,080	456	28	697	2,183	149	6,266	8,340
Substandard	3,353	2,484	2,235	973	462	10,398	8,320	5,792	34,017	23,496
Doubtful	—	—	—	—	—	—	—	—	—	48
Total commercial and industrial loans	$252,250	$216,335	$156,821	$120,693	$25,570	$25,105	$525,947	$39,539	$1,362,260	$1,414,102

Current period gross charge-offs	$155	$1,249	$2,186	$522	$190	$(83)	$462	$2,619	$7,300

Commercial real estate (including multi-family residential)
Pass	$426,083	$387,731	$1,251,823	$721,817	$347,533	$408,863	$105,710	$22,189	$3,671,749	$3,959,675
Special Mention	4,917	6,700	29,846	14,369	26,076	15,288	1,969	—	99,165	54,483
Substandard	14,109	6,319	23,728	28,566	9,909	11,195	1,677	1,801	97,304	57,649
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential)	$445,109	$400,750	$1,305,397	$764,752	$383,518	$435,346	$109,356	$23,990	$3,868,218	$4,071,807

Current period gross charge-offs	$—	$—	$—	$541	$245	$—	$—	$—	$786

Commercial real estate construction and land development
Pass	$204,891	$183,143	$284,984	$73,583	$12,021	$4,956	$63,586	$1,254	$828,418	$1,032,789
Special Mention	—	5,185	1,832	215	—	500	—	1,179	8,911	9,737
Substandard	3,500	2,903	833	—	—	79	618	232	8,165	17,880
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$208,391	$191,231	$287,649	$73,798	$12,021	$5,535	$64,204	$2,665	$845,494	$1,060,406

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024									December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
1-4 family residential (including home equity)
Pass	$131,392	$164,383	$283,204	$195,020	$99,641	$103,669	$82,522	$13,446	$1,073,277	$1,011,743
Special Mention	1,121	1,662	1,908	2,834	1,501	785	72	443	10,326	5,384
Substandard	3,583	2,465	4,129	5,804	2,337	4,369	2,881	6,313	31,881	30,047
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$136,096	$168,510	$289,241	$203,658	$103,479	$108,823	$85,475	$20,202	$1,115,484	$1,047,174

Current period gross charge-offs	$—	$—	$—	$—	$2	$—	$—	$—	$2

Residential construction
Pass	$89,288	$44,880	$17,099	$—	$—	$—	$475	$—	$151,742	$264,069
Special Mention	—	321	—	—	—	—	—	—	321	—
Substandard	5,914	—	—	—	—	—	—	—	5,914	3,288
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$95,202	$45,201	$17,099	$—	$—	$—	$475	$—	$157,977	$267,357

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$61,121	$7,832	$2,945	$1,473	$616	$210	$15,217	$729	$90,143	$63,881
Special Mention	—	—	—	14	—	—	2	—	16	67
Substandard	121	26	47	19	—	—	2	47	262	339
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$61,242	$7,858	$2,992	$1,506	$616	$210	$15,221	$776	$90,421	$64,287

Current period gross charge-offs	$3	$10	$31	$4	$—	$30	$1	$92	$171

Total loans
Pass	$1,161,070	$1,000,749	$1,993,561	$1,111,157	$484,891	$531,708	$782,954	$71,216	$7,137,306	$7,714,375
Special Mention	6,640	14,939	34,666	17,888	27,605	17,270	4,226	1,771	125,005	78,011
Substandard	30,580	14,197	30,972	35,362	12,708	26,041	13,498	14,185	177,543	132,699
Doubtful	—	—	—	—	—	—	—	—	—	48
Total loans	$1,198,290	$1,029,885	$2,059,199	$1,164,407	$525,204	$575,019	$800,678	$87,172	$7,439,854	$7,925,133

Total current period gross charge-offs	$158	$1,259	$2,217	$1,067	$437	$(53)	$463	$2,711	$8,259

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2024, 2023 and 2022:

	Commercial and industrial	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Allowance for credit losses on loans:
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for credit losses on loans	2,719	(7,698)	2,756	(1,469)	(1,058)	786	(3,964)
Charge-offs	(7,300)	(786)	—	(2)	—	(171)	(8,259)
Recoveries	1,449	130	—	6	—	12	1,597
Net charge-offs	(5,851)	(656)	—	4	—	(159)	(6,662)
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Allowance for credit losses on loans:
Balance December 31, 2022	$41,236	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for credit losses on loans	120	5,201	(494)	3,592	827	379	9,625
Charge-offs	(10,600)	—	—	(1,525)	—	(291)	(12,416)
Recoveries	1,223	16	—	9	—	47	1,295
Net charge-offs	(9,377)	16	—	(1,516)	—	(244)	(11,121)
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Allowance for credit losses on loans:
Balance December 31, 2021	$16,629	$23,143	$6,263	$847	$975	$83	$47,940
Allowance on PCD loans	4,559	1,040	173	1,563	7	216	7,558
Provision for credit losses on loans	26,175	9,013	7,698	304	814	28	44,032
Charge-offs	(7,461)	(400)	(72)	(57)	—	(66)	(8,056)
Recoveries	1,334	174	59	52	—	87	1,706
Net charge-offs	(6,127)	(226)	(13)	(5)	—	21	(6,350)
Balance December 31, 2022	$41,236	$32,970	$14,121	$2,709	$1,796	$348	$93,180
During 2022, the Company recorded a $28.2 million provision for credit losses on loans and $5.0 million provision for unfunded commitments on acquired non-PCD loans related to accounting of acquired loans from the Merger.
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, which is classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2024 and 2023 was $12.4 million and $11.3 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb any losses arising from unfunded loan commitments. The Company recorded a provision of $1.1 million for the year ended December 31, 2024 and a reversal of provision of $682 thousand for the year ended December 31, 2023 and a provision of $6.7 million for the year ended December 31, 2022 on unfunded commitments.

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
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2024 and 2023:

	December 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$13,654	$—	$13,654
Real estate:
Commercial real estate (including multi-family residential)	3,552	—	—	3,552
Commercial real estate construction and land development	577	—	—	577
1-4 family residential (including home equity)	13,412	—	—	13,412
Residential construction	—	—	—	—
Consumer and other	—	—	56	56
Total	$17,541	$13,654	$56	$31,251

	December 31, 2023
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$70	$—	$70
Real estate:
Commercial real estate (including multi-family residential)	5,548	—	—	5,548
Commercial real estate construction and land development	437	—	—	437
1-4 family residential (including home equity)	424	—	—	424
Residential construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$6,409	$70	$—	$6,479
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2024 and 2023, respectively.

	December 31, 2024
	With No Related Allowance	With Related Allowance	Total
	(In thousands)
Commercial and industrial	$4,835	$3,665	$8,500
Real estate:
Commercial real estate (including multi-family residential)	11,711	4,748	16,459
Commercial real estate construction and land development	633	2,428	3,061
1-4 family residential (including home equity)	6,834	2,222	9,056
Residential construction	—	—	—
Consumer and other	80	56	136
Total loans	$24,093	$13,119	$37,212

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	With No Related Allowance	With Related Allowance	Total
	(In thousands)
Commercial and industrial	$1,616	$3,432	$5,048
Real estate:
Commercial real estate (including multi-family residential)	11,844	4,855	16,699
Commercial real estate construction and land development	5,043	—	5,043
1-4 family residential (including home equity)	7,400	1,474	8,874
Residential construction	3,288	—	3,288
Consumer and other	54	185	239
Total loans	$29,245	$9,946	$39,191
Loan Modifications

Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at December 31, 2024. The following table presents information regarding loans that were modified due to the borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,091	$780	$—	$—	$1,389	$3,260
Real estate:
Commercial real estate (including multi-family residential)	—	—	3,040	—	—	1,467	4,507
Commercial real estate construction and land development	—	1,103	1,428	—	—	2,458	4,989
1-4 family residential (including home equity)	—	1,080	385	—	—	499	1,964
Residential construction	—	412	—	—	—	—	412
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,686	$5,633	$—	$—	$5,813	$15,132

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$2,600	$—	$—	$—	$308	$2,908
Real estate:
Commercial real estate (including multi-family residential)	—	2,888	1,917	—	—	1,696	6,501
Commercial real estate construction and land development	—	7,103	—	—	—	—	7,103
1-4 family residential (including home equity)	—	1,108	225	—	—	70	1,403
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	92	—	—	—	—	92
Total	$—	$13,791	$2,142	$—	$—	$2,074	$18,007

The following table summarizes, by loan portfolio, the financial effect of the Company's loan modifications for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(Months)		(Months)
Commercial and industrial	6	—%	12	—%
Real estate:
Commercial real estate (including multi-family residential)	—	—%	48	—%
Commercial real estate construction and land development	17	—%	12	—%
1-4 family residential (including home equity)	—	—%	19	—%
Residential construction	6	—%	—	—%
Consumer and other	—	—%	7	1.5%

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the twelve month periods indicated:

	December 31, 2024			December 31, 2023
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination

Commercial and industrial	$—	$—	$260	$640	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	385	—	709	99	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	92	—	—
Total	$—	$385	$260	$1,441	$99	$—
6. PREMISES AND EQUIPMENT AND LEASES
Premises and equipment were summarized as follows for the dates indicated below:

	December 31,
	2024	2023
	(In thousands)
Land	$21,081	$20,928
Buildings	72,168	71,314
Lease right-of-use assets	17,278	20,746
Leasehold improvements	10,608	10,680
Furniture, fixtures and equipment	25,853	22,325
Construction in progress	161	1,309
Total	147,149	147,302
Less: accumulated depreciation	35,293	28,619
Premises and equipment, net	$111,856	$118,683
Depreciation expense was $7.8 million, $7.6 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Leases
At December 31, 2024, the Company had 29 operating leases consisting of branch locations, office facilities and equipment. The lease right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2024, 2023 and 2022.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental lease information at the dates indicated was as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$17,279	$20,746
Operating lease liability classified as other liabilities	$18,273	$20,659
Weighted average lease term, in years	7.24	7.67
Weighted average discount rate	4.28%	4.17%
Lease costs for the dates indicated was as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income Statement:
Operating lease cost	$7,434	$7,327	$5,014
Short-term lease cost	21	25	5
Total operating lease costs	$7,455	$7,352	$5,019
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	December 31,
	2024	2023
	(In thousands)
Lease payments due:
Within one year	$4,140	$4,428
After one but within two years	3,739	3,978
After two but within three years	3,578	3,430
After three but within four years	3,414	3,227
After four but within five years	1,656	3,047
After five years	5,189	6,605
Total lease payments	21,716	24,715
Discount on cash flows	(3,443)	(4,056)
Total lease liability	$18,273	$20,659
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amounts and estimated fair values of financial instruments that are reported at cost on the balance sheet were as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$911,216	$911,216	$—	$—	$911,216
Available for sale securities	1,673,016	—	1,673,016	—	1,673,016
Loans held for investment, net of allowance	7,358,796	—	—	7,223,895	7,223,895
Accrued interest receivable	37,884	330	7,197	30,357	37,884
Financial liabilities:
Deposits	$9,128,384	$—	9,128,234	$—	$9,128,234
Accrued interest payable	17,052	—	17,052	—	17,052
Borrowed funds	—	—	—	—	—
Subordinated debt	70,105	—	68,963	—	68,963

	December 31, 2023
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$399,237	$399,237	$—	$—	$399,237
Available for sale securities	1,395,680	—	1,395,680	—	1,395,680
Loans held for investment, net of allowance	7,833,449	—	—	7,627,962	7,627,962
Accrued interest receivable	44,244	118	6,716	37,410	44,244
Financial liabilities:
Deposits	$8,873,467	$—	$8,866,645	$—	$8,866,645
Accrued interest payable	11,288	—	11,288	—	11,288
Borrowed funds	50,000	—	50,000	—	50,000
Subordinated debt	109,765	—	109,390	—	109,390
The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities and for estimating fair value for financial instruments not recorded at fair value:
Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value for these short-term instruments. The Company classifies the estimated fair value of these instruments as Level 1.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Available for sale securities:
U.S. government and agency securities	$—	$193,603	$—	$193,603
Municipal securities	—	191,453	—	191,453
Agency mortgage-backed pass-through securities	—	521,376	—	521,376
Agency collateralized mortgage obligations	—	660,363	—	660,363
Corporate bonds and other	—	106,221	—	106,221
Interest rate swaps	—	6,277	—	6,277
Credit risk participation agreements	—	—	8	8
Total fair value of financial assets	$—	$1,679,293	$8	$1,679,301
Financial liabilities:
Interest rate swaps	$—	$6,277	$—	$6,277
Total fair value of financial liabilities	$—	$6,277	$—	$6,277

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Available for sale securities:
U.S. government and agency securities	$—	$297,418	$—	$297,418
Municipal securities	—	204,059	—	204,059
Agency mortgage-backed pass-through securities	—	387,873	—	387,873
Agency collateralized mortgage obligations	—	398,117	—	398,117
Corporate bonds and other	—	108,213	—	108,213
Interest rate swaps	—	6,692	—	6,692
Credit risk participation agreements	—	—	20	20
Total fair value of financial assets	$—	$1,402,372	$20	$1,402,392
Financial liabilities:
Interest rate swaps	$—	$6,692	$—	$6,692
Total fair value of financial liabilities	$—	$6,692	$—	$6,692

There were no transfers between levels during 2024 and 2023.
Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measured at fair value on a nonrecurring basis at December 31, 2024 and 2023. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below.

	December 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$9,391
Commercial real estate (including multi-family residential)	—	—	3,722
Commercial real estate construction and land development	—	—	1,866
1-4 family residential (including home equity)	—	—	4,278
Consumer and other	—	—	—
Total	$—	$—	$19,257

	December 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,084
Commercial real estate (including multi-family residential)	—	—	7,134
Commercial real estate construction and land development	—	—	6,654
1-4 family residential (including home equity)	—	—	3,892
Consumer and other	—	—	106
Branch assets held for sale	2,033	—	—
Total	$2,033	$—	$27,870
Branch assets held for sale include banking centers that closed and are for sale.
8. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2024 and 2023 were $605.6 million and $548.4 million, respectively.
Scheduled maturities of time deposits as of December 31, 2024 were as follows (in thousands):

2025	$1,237,043
2026	103,318
2027	72,373
2028	8,243
Thereafter	32,259
Total	$1,453,236
The Company had $481.8 million and $615.9 million of brokered deposits as of December 31, 2024 and 2023, respectively. There were no concentrations of deposits with any one depositor at December 31, 2024 or 2023.
Related party deposits from principal officers, directors and their affiliates at December 31, 2024 and 2023 were $206.4 million and $163.6 million, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DERIVATIVE INSTRUMENTS
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
In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2024 and 2023, management determined there was no such deterioration.

At December 31, 2024 and 2023, the Company had nine and 15 interest rate swap agreements outstanding with borrowers and financial institutions, respectively. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At December 31, 2024 and 2023, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated were as follows (dollars in thousands):

	December 31, 2024
						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$65,307	$6,000	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Financial institutions	Other assets	4,787	277	4.99%	U.S. Prime	2.95
Customers	Other liabilities	4,787	(277)	4.99%	U.S. Prime	2.95
Customers	Other liabilities	65,307	(6,000)	3.50%- 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Credit risk participations:
Financial institutions	Other assets	19,929	8	3.50% - 5.40%	SOFR 1M + 2.50%	6.32

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
						Weighted
						Average
		Notional	Fair			Maturity
	Classification	Amounts	Value	Fixed Rate	Floating Rate	(Years)
Interest rate swaps:
Financial institutions	Other assets	$104,930	$6,367	3.25% - 5.58%	SOFR 1M + 2.50% - 3.00%	4.51
Financial institutions	Other assets	4,911	295	4.99%	U.S. Prime	3.96
Customers	Other assets	4,875	30	6.25%	SOFR 1M + 2.50%	4.04
Financial institutions	Other liabilities	4,875	(30)	6.25%	SOFR 1M + 2.50%	4.04
Customers	Other liabilities	4,911	(295)	4.99%	U.S. Prime	3.96
Customers	Other liabilities	104,930	(6,367)	3.25% - 5.58%	SOFR 1M + 2.50% - 3.00%	4.51
Credit risk participations:
Financial institutions	Other assets	20,758	$20	3.50% - 5.40%	SOFR 1M + 2.50%	7.33
10. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. At December 31, 2024, the Company had no FHLB advances outstanding compared to $50.0 million of FHLB advances outstanding at a weighted-average rate of 5.75% at December 31, 2023. FHLB advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2024, the Company had total borrowing capacity of $3.00 billion of which $903.0 million was available under this agreement and $2.10 billion was outstanding pursuant to FHLB letters of credit. FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies will expire in the following periods (in thousands):

2025	$1,461,825
2026	122,300
2027	402,500
2028	43,000
Thereafter	72,000
Total	$2,101,625
On December 13, 2022, the Company entered into a loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. The term for this agreement expired and was renewed on December 13, 2024. At December 31, 2024, there were no outstanding borrowings on this line of credit. The Company did not draw on this line of credit during 2024 or 2023. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full at maturity date which is December 13, 2033. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there any obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) is not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2024, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, Stellar assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in Stellar’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of Stellar’s present and future senior indebtedness. Stellar has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at December 31, 2024 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
		(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2024.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027 and bore a floating rate of interest equal to 3-Month SOFR plus 3.03%. In December 2024, the Bank redeemed the Bank Notes at a redemption price equal to 100% of the principal amount of Bank Notes plus accrued and unpaid interest.

In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of December 31, 2024, the Company Notes bore at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
The components of the Company’s provision for federal income taxes were as follows for the dates indicated below:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current	$26,659	$21,137	$9,161
Deferred	3,298	10,250	1,931
Total	$29,957	$31,387	$11,092
Reported income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes for the years ended December 31, 2024, 2023 and 2022 due to the following:

	Years Ended December 31,
	2024	2023		2022
	(Dollars in thousands)
Taxes calculated at statutory rate	$30,444	$33,995		$13,130
Increase (decrease) resulting from:
Stock-based compensation	136	(61)		(396)
Effect of tax-exempt income	(1,510)	(1,943)		(2,554)
Nondeductible merger expenses	—	10		406
Bank owned life insurance	(507)	(457)		(236)
Salaries deduction limitation	231	152		490
FDIC assessment limitation	23	26		—
Other, net	1,140	(335)	—	252
Total	$29,957	$31,387		$11,092
Deferred taxes as of December 31, 2024 and 2023 are based on the 21% maximum federal statutory tax rate. Deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans and unfunded commitments	$20,457	$22,448
Deferred loan fees	62	62
Deferred compensation	2,621	2,493
Loans and securities purchase accounting adjustments	15,485	22,452
Net unrealized loss on available for sale securities	33,322	31,388
Other deferred assets	1,760	1,966
Total deferred tax assets	73,707	80,809
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(19,922)	(24,982)
Premises and equipment basis difference	(2,633)	(3,311)
Total deferred tax liabilities	(22,555)	(28,293)
Net deferred tax assets	$51,152	$52,516

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest or penalties recorded in the income statement for the years ended December 31, 2024, 2023 and 2022. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2021.
13. STOCK-BASED COMPENSATION

Under the 2022 Omnibus Incentive Plan (the “2022 Plan”) the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at December 31, 2024 were issued under the 2022 Plan. At December 31, 2024, there were 810,276 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $10.8 million, $9.9 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock Options
Stock options outstanding at December 31, 2024 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. There were no stock options granted during 2024 and 2023. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model. Options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement, generally vest 3 to 4 years after the date of grant.
Stock option activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)			(In years)	(In thousands)
Options outstanding, January 1, 2023	368		$17.89	2.72	$4,256
Options granted	—		—
Options exercised	(70)		14.16
Options forfeited	(40)		20.06
Options outstanding, December 31, 2023	258		$18.56	2.09	$2,398
Options granted	—		—
Options exercised	(133)		16.34
Options forfeited	(6)		19.89
Options outstanding, December 31, 2024	119		$20.98	2.05	$876
Options vested and exercisable, December 31, 2024	119	0	$20.98	2.05	$876
Information related to the stock options exercises for the years indicated below is as follows:

	2024	2023	2022
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$1,118	$776	$2,112
Cash received from option exercises	2,173	986	2,510

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
Nonvested shares of restricted stock activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, January 1, 2023	501	$32.84
Share awards granted	271	25.54
Share awards vested	(232)	31.91
Unvested share awards forfeited or cancelled	(82)	30.72
Nonvested share awards outstanding, December 31, 2023	458	$29.38
Share awards granted	314	23.20
Share awards vested	(279)	30.29
Unvested share awards forfeited or cancelled	(64)	25.71
Nonvested share awards outstanding, December 31, 2024	429	$24.81
At December 31, 2024, there was $7.2 million of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 1.68 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2024, 2023 and 2022 was approximately $6.8 million, $5.0 million and $9.1 million, respectively.
Performance Share Units and Performance Share Awards
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. The Company awarded 77,624 PSUs and 127,345 PSAs during the years ended December 31, 2024 and 2023, respectively, under the 2022 Plan. PSUs issued in 2024 are not considered outstanding at the date of issuance as the grantee does not become the record owner of the restricted stock and does not have voting, dividend and other shareholder rights.
The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2024, there was $2.5 million of unrecognized compensation expense related to the PSUs and PSAs, which is expected to be recognized over a weighted-average period of 1.72 years.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$440,403	$1,261,520	$367,068	$1,425,946
Standby letters of credit	16,818	26,821	16,147	21,514
Total	$458,662	$1,286,899	$383,215	$1,447,460
        At December 31, 2024 and 2023, the Company had FHLB letters of credit in the amount of $2.10 billion and $1.82 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 10 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or less. As of December 31, 2024, the fixed rate loan commitments had interest rates ranging from 2.08% to 13.50% with a weighted average maturity of 1.93 years and weighted average rate of 7.21%.
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
15. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they were subject.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Bank’s capital ratios as of December 31, 2024 exceed the minimum levels necessary to be considered “well-capitalized”
under the prompt corrective action regulatory framework.
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of December 31, 2024 and 2023:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorize d As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
December 31, 2024
Total Capital (to risk-weighted assets)	$1,294,263	16.03%	$646,067	8.00%	$847,963	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,360	14.16%	363,413	4.50%	565,309	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,153,258	14.28%	484,550	6.00%	686,446	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,153,258	11.31%	407,750	4.00%	407,750	4.00%	N/A	N/A
December 31, 2023
Total Capital (to risk-weighted assets)	$1,221,060	14.02%	$696,529	8.00%	$914,195	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,025,076	11.77%	391,798	4.50%	604,463	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,034,974	11.89%	522,397	6.00%	740,062	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,034,974	10.18%	406,859	4.00%	406,859	4.00%	N/A	N/A
STELLAR BANK
December 31, 2024
Total Capital (to risk-weighted assets)	$1,233,994	15.31%	$644,994	8.00%	$846,555	10.50%	$806,243	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,140,989	14.15%	362,809	4.50%	564,370	7.00%	524,058	6.50%
Tier 1 Capital (to risk-weighted assets)	1,140,989	14.15%	483,746	6.00%	685,306	8.50%	644,994	8.00%
Tier 1 Leverage (to average tangible assets)	1,140,989	11.21%	407,219	4.00%	407,219	4.00%	509,024	5.00%
December 31, 2023
Total Capital (to risk-weighted assets)	$1,186,710	13.65%	$695,746	8.00%	$913,167	10.50%	$869,683	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	391,357	4.50%	608,778	7.00%	565,294	6.50%
Tier 1 Capital (to risk-weighted assets)	1,060,624	12.20%	521,810	6.00%	739,231	8.50%	695,746	8.00%
Tier 1 Leverage (to average tangible assets)	1,060,624	10.44%	406,453	4.00%	406,453	4.00%	508,066	5.00%

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
16. EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated as net income divided by the weighted average number of common shares outstanding during the period. All restricted shares and performance share awards are considered outstanding at the date of grant. Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilutive effect of outstanding stock options and performance share units using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share for the reported periods is provided below.

	Years Ended December 31,
	2024		2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$115,003		$130,497		$51,432
Basic:
Weighted average shares outstanding	53,469	$2.15	53,229	$2.45	34,738	$1.48
Diluted:
Add incremental shares for:
Dilutive effect of stock options and performance share units	41		84		269
Total	53,510	$2.15	53,313	$2.45	35,007	$1.47
There were 94,135 and 27,155 shares not considered in computing diluted earnings per share as of December 31, 2024 and 2023, respectively, as they were antidilutive. There were no antidilutive shares as of December 31, 2022.
17. SEGMENT INFORMATION

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to evaluate the financial performance of the Company’s business by evaluating consolidated net income, significant expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. The presentation of financial performance to the chief operating decision maker is consistent with amounts and financial statement lines shown on the Company’s consolidated balance sheets and consolidated statements of income. Loans, investments and deposits in other financial institutions provide income in the banking operation. Interest expense, provisions for credit losses and salaries and benefits are the significant expenses in the banking operation. All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$61,334	$26,394
Investment in subsidiary	1,605,830	1,556,908
Other assets	12,983	9,290
TOTAL ASSETS	$1,680,147	$1,592,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Subordinated debentures	$70,105	$69,765
Accrued interest payable and other liabilities	2,182	1,809
Total liabilities	72,287	71,574
SHAREHOLDERS’ EQUITY:
Common stock	534	533
Capital surplus	1,240,050	1,232,627
Retained earnings	492,640	405,945
Accumulated other comprehensive loss	(125,364)	(118,087)
Total shareholders’ equity	1,607,860	1,521,018
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,680,147	$1,592,592

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
INCOME:
Dividends from subsidiary	$72,500	$25,000	$—
Other income	34	34	35
Total income	72,534	25,034	35
EXPENSE:
Interest expense on borrowed funds	4,438	3,175	3,144
Other expenses	12,933	5,288	7,389
Total expense	17,371	8,463	10,533
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	55,163	16,571	(10,498)
Income tax benefit	3,641	1,770	2,315
Income (loss) before equity in undistributed income of subsidiaries	58,804	18,341	(8,183)
Equity in undistributed income of subsidiaries	56,199	112,156	59,615
Net income	$115,003	$130,497	$51,432

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,003	$130,497	$51,432
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(56,199)	(112,156)	(59,615)
Net amortization of discount on subordinated debentures	340	398	396
Stock-based compensation expense	10,764	9,945	9,042
Increase in other assets	(3,693)	(1,721)	(2,334)
Increase (decrease) in accrued interest payable and other liabilities	373	(202)	(2,477)
Net cash provided by (used in) by operating activities	66,588	26,761	(3,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in the Merger	—	—	11,078
Net cash provided by investing activities	—	—	11,078
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments made) proceeds from the issuance of restricted stock and stock option exercises	(498)	(76)	77
Dividends paid to common shareholders	(28,308)	(27,698)	(15,378)
Repurchase of common stock	(2,842)	—	(23,605)
Net cash used in financing activities	(31,648)	(27,774)	(38,906)
NET CHANGE IN CASH AND CASH EQUIVALENTS	34,940	(1,013)	(31,384)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,394	27,407	58,791
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,334	$26,394	$27,407
19. SUBSEQUENT EVENT
Dividend Declaration
On February 26, 2025, the Company declared a cash dividend of $0.14 per share of common stock to be paid on March 31, 2025 to all shareholders of record as of March 17, 2025.