Form 10-Q
period 2025-03-31
Stellar Bancorp, Inc.
filed 2025-04-25
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

As of April 22, 2025, the registrant had 51,473,176 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
March 31, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$130,932	$419,967
Interest-bearing deposits at other financial institutions	429,643	491,249
Total cash and cash equivalents	560,575	911,216
Available for sale securities, at fair value	1,719,371	1,673,016
Loans held for investment	7,283,133	7,439,854
Less: allowance for credit losses on loans	(83,746)	(81,058)
Loans, net	7,199,387	7,358,796
Accrued interest receivable	37,669	37,884
Premises and equipment, net	109,750	111,856
Federal Home Loan Bank stock	20,902	8,209
Bank-owned life insurance	108,108	107,498
Goodwill	497,318	497,318
Core deposit intangibles, net	87,007	92,546
Other assets	94,800	107,451
TOTAL ASSETS	$10,434,887	$10,905,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,205,619	$3,576,206
Interest-bearing
Demand	1,863,752	1,845,749
Money market and savings	2,248,616	2,253,193
Certificates and other time	1,244,726	1,453,236
Total interest-bearing deposits	5,357,094	5,552,178
Total deposits	8,562,713	9,128,384
Accrued interest payable	9,856	17,052
Borrowed funds	119,923	—
Subordinated debt	70,135	70,105
Other liabilities	61,428	82,389
Total liabilities	8,824,055	9,297,930
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 52,140,929 shares issued and outstanding at March 31, 2025 and 53,428,699 shares issued and outstanding at December 31, 2024	521	534
Capital surplus	1,202,628	1,240,050
Retained earnings	510,072	492,640
Accumulated other comprehensive loss	(102,389)	(125,364)
Total shareholders’ equity	1,610,832	1,607,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,434,887	$10,905,790
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$120,640	$134,685
Securities:
Taxable	16,148	9,293
Tax-exempt	812	818
Deposits in other financial institutions	4,720	3,627
Total interest income	142,320	148,423
INTEREST EXPENSE:
Demand, money market and savings deposits	27,574	27,530
Certificates and other time deposits	13,527	15,084
Borrowed funds	517	1,774
Subordinated debt	1,444	1,917
Total interest expense	43,062	46,305
NET INTEREST INCOME	99,258	102,118
Provision for credit losses	3,632	4,098
Net interest income after provision for credit losses	95,626	98,020
NONINTEREST INCOME:
Service charges on deposit accounts	1,584	1,598
Gain on sale of assets	417	513
Bank-owned life insurance income	610	587
Debit card and interchange income	520	527
Other	2,374	3,071
Total noninterest income	5,505	6,296
NONINTEREST EXPENSE:
Salaries and employee benefits	41,792	41,376
Net occupancy and equipment	3,926	4,390
Depreciation	1,995	1,964
Data processing and software amortization	5,682	4,894
Professional fees	1,786	2,662
Regulatory assessments and FDIC insurance	1,733	1,854
Amortization of intangibles	5,548	6,212
Communications	847	937
Advertising	782	765
Other	6,075	6,356
Total noninterest expense	70,166	71,410
INCOME BEFORE INCOME TAXES	30,965	32,906
Provision for income taxes	6,263	6,759
NET INCOME	$24,702	$26,147
EARNINGS PER SHARE:
Basic	$0.46	$0.49
Diluted	$0.46	$0.49
DIVIDENDS PER SHARE	$0.14	$0.13
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$24,702	$26,147
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	29,097	(15,330)
Reclassification of loss realized through the sale of securities	3	—
Total other comprehensive income (loss)	29,100	(15,330)
Deferred tax (expense) benefit related to other comprehensive (income) loss	(6,125)	3,228
Other comprehensive income (loss), net of tax	22,975	(12,102)
Comprehensive income	$47,677	$14,045
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
Net income	—	—	—	26,147	—	26,147
Other comprehensive loss	—	—	—	—	(12,102)	(12,102)
Cash dividends declared, $0.13 per share	—	—	—	(6,962)	—	(6,962)
Common stock issued in connection with the exercise of stock options and restricted stock awards	259,741	3	(253)	—	—	(250)
Stock-based compensation expense	—	—	2,847	—	—	2,847
BALANCE AT MARCH 31, 2024	53,550,820	$536	$1,235,221	$425,130	$(130,189)	$1,530,698

BALANCE AT DECEMBER 31, 2024	53,428,699	$534	$1,240,050	$492,640	$(125,364)	$1,607,860
Net income	—	—	—	24,702	—	24,702
Other comprehensive income	—	—	—	—	22,975	22,975
Cash dividends declared, $0.14 per share	—	—	—	(7,270)	—	(7,270)
Common stock issued in connection with the exercise of stock options and restricted stock awards	91,192	1	(800)	—	—	(799)
Repurchase of common stock	(1,378,962)	(14)	(38,588)	—	—	(38,602)
Stock-based compensation expense	—	—	1,966	—	—	1,966
BALANCE AT MARCH 31, 2025	52,140,929	$521	$1,202,628	$510,072	$(102,389)	$1,610,832
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,702	$26,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	7,543	8,176
Net accretion of discount on loans	(5,397)	(8,551)
Net amortization of premium on securities	(1,299)	2,671
Provision for credit losses	3,632	4,098
Deferred income tax expense	1,008	2,503
Stock-based compensation expense	1,966	2,847
Net change in operating leases	823	1,553
Bank-owned life insurance income	(610)	(587)
Federal Home Loan Bank stock dividends	(238)	(493)
Gain on sale of assets	(417)	(513)
Excess tax benefit from stock based compensation	539	(35)
(Increase) decrease in accrued interest receivable and other assets	(8,946)	5,913
Decrease in accrued interest payable and other liabilities	(28,985)	(12,629)
Net cash (used in) provided by operating activities	(5,679)	31,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(1,511,027)	(185,721)
Proceeds from maturities and principal paydowns of available for sale securities	1,392,366	35,196
Proceeds from sales and calls of available for sale securities	102,705	5,112
Net change in total loans	170,741	24,859
Purchase of bank premises and equipment	(770)	(564)
Proceeds from sale of bank premises, equipment and other real estate	5,820	1,992
Net (purchase) redemption of Federal Home Loan Bank stock	(12,455)	9,494
Net cash provided by (used in) investing activities	147,380	(109,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(370,587)	(223,666)
Net (decrease) increase in interest-bearing deposits	(195,084)	144,915
Net change in borrowed funds	120,000	165,000
Dividends paid to common shareholders	(7,270)	(6,962)
Proceeds from the issuance of restricted stock and stock option exercises	(799)	(250)
Repurchase of common stock	(38,602)	—
Net cash (used in) provided by financing activities	(492,342)	79,037
NET CHANGE IN CASH AND CASH EQUIVALENTS	(350,641)	505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,216	399,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$560,575	$399,742
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	50,258	45,366
Cash paid for operating lease liabilities	1,051	1,204
SUPPLEMENTAL NONCASH DISCLOSURE:
Loans transferred to other real estate	8,786	—

See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Reclassifications—Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Significant Accounting and Reporting Policies—The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Standards

Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued in December 2023. This update requires that public business entities on an annual basis (1) disclose specific categories in the tax rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold and (3) disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will adopt this ASU and does not believe it will have a significant impact on the Company's financial statements.

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2024	$497,318	$92,546	$146
Amortization	—	(5,539)	(9)
Decrease due to payoff of serviced loans	—	—	(3)
Balance as of March 31, 2025	$497,318	$87,007	$134

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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2025 is as follows (in thousands):

Remaining 2025	$15,989
2026	18,896
2027	16,272
2028	13,244
Thereafter	22,606
Total	$87,007
3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$191,695	$429	$(4,262)	$187,862
Municipal securities	219,604	324	(27,340)	192,588
Agency mortgage-backed pass-through securities	611,739	1,301	(36,452)	576,588
Agency collateralized mortgage obligations	714,827	1,571	(58,267)	658,131
Corporate bonds and other	111,078	357	(7,233)	104,202
Total	$1,848,943	$3,982	$(133,554)	$1,719,371

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
As of March 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$78,742	$77,012
Due after one year through five years	7,494	7,524
Due after five years through ten years	141,302	128,718
Due after ten years	294,839	271,398
Subtotal	522,377	484,652
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,326,566	1,234,719
Total	$1,848,943	$1,719,371
Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	March 31, 2025
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$19,275	$(87)	$127,101	$(4,175)	$146,376	$(4,262)
Municipal securities	7,624	(184)	170,651	(27,156)	178,275	(27,340)
Agency mortgage-backed pass-through securities	162,344	(2,785)	265,524	(33,667)	427,868	(36,452)
Agency collateralized mortgage obligations	127,039	(1,593)	331,795	(56,674)	458,834	(58,267)
Corporate bonds and other	2,900	(100)	76,827	(7,133)	79,727	(7,233)
Total	$319,182	$(4,749)	$971,898	$(128,805)	$1,291,080	$(133,554)

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$29,443	$(576)	$122,936	$(5,131)	$152,379	$(5,707)
Municipal securities	8,512	(183)	168,132	(28,276)	176,644	(28,459)
Agency mortgage-backed pass-through securities	254,169	(6,861)	265,993	(38,485)	520,162	(45,346)
Agency collateralized mortgage obligations	216,422	(4,501)	317,225	(66,827)	533,647	(71,328)
Corporate bonds and other	11,903	(1,097)	81,027	(8,464)	92,930	(9,561)
Total	$520,449	$(13,218)	$955,313	$(147,183)	$1,475,762	$(160,401)
During the three months ended March 31, 2025, the Company had sales and calls of securities of $102.7 million with a loss of $3 thousand. During the three months ended March 31, 2024, the Company had sales and calls of securities of $5.1 million with no gain or loss recorded.
At March 31, 2025 and December 31, 2024, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $564.1 million at March 31, 2025 and $410.2 million at December 31, 2024. The majority of the securities in each case were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas, and segregated by class of loan were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$1,362,266	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	3,854,607	3,868,218
Commercial real estate construction and land development	721,488	845,494
1-4 family residential (including home equity)	1,125,837	1,115,484
Residential construction	141,283	157,977
Consumer and other	77,652	90,421
Total loans	7,283,133	7,439,854
Allowance for credit losses on loans	(83,746)	(81,058)
Loans, net	$7,199,387	$7,358,796

Nonaccrual and Past Due Loans
An aging analysis of past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $30.1 million and $30.4 million as of March 31, 2025 and December 31, 2024, respectively, due to immateriality.

	March 31, 2025
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,924	$—	$6,924	$11,471	$1,343,871	$1,362,266
Real estate:
Commercial real estate (including multi-family residential)	10,766	—	10,766	26,383	3,817,458	3,854,607
Commercial real estate construction and land development	4,991	—	4,991	2,027	714,470	721,488
1-4 family residential (including home equity)	6,921	—	6,921	14,550	1,104,366	1,125,837
Residential construction	769	—	769	—	140,514	141,283
Consumer and other	297	—	297	87	77,268	77,652
Total loans	$30,668	$—	$30,668	$54,518	$7,197,947	$7,283,133

	December 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,814	$—	$6,814	$8,500	$1,346,946	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	15,128	—	15,128	16,459	3,836,631	3,868,218
Commercial real estate construction and land development	1,614	—	1,614	3,061	840,819	845,494
1-4 family residential (including home equity)	10,684	—	10,684	9,056	1,095,744	1,115,484
Residential construction	478	—	478	—	157,499	157,977
Consumer and other	37	—	37	136	90,248	90,421
Total loans	$34,755	$—	$34,755	$37,212	$7,367,887	$7,439,854
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in our market. On an annual basis, individual bankers, under the oversight of credit administration, review updated financial information for pass grade commercial loans over a defined threshold to reassess the risk grade. When a loan reaches a set of internally designated criteria, including substandard or higher, a special assets officer will be involved in the monitoring of the loan on an on-going basis.

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
The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2025 and December 31, 2024:

	March 31, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial and industrial
Pass	$58,239	$249,943	$180,418	$138,566	$101,628	$31,936	$517,730	$35,397	$1,313,857	$1,321,977
Special Mention	—	935	1,002	2,068	1,084	954	1,979	201	8,223	6,266
Substandard	—	4,094	4,087	4,438	811	10,783	9,175	6,798	40,186	34,017
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$58,239	$254,972	$185,507	$145,072	$103,523	$43,673	$528,884	$42,396	$1,362,266	$1,362,260

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$45	$45

Commercial real estate (including multi-family residential)
Pass	$116,563	$364,320	$396,530	$1,264,237	$696,415	$686,889	$109,960	$20,861	$3,655,775	$3,671,749
Special Mention	5,879	4,313	7,677	31,385	14,434	24,246	2,168	198	90,300	99,165
Substandard	7,600	16,138	9,579	15,186	25,774	30,724	2,831	700	108,532	97,304
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$130,042	$384,771	$413,786	$1,310,808	$736,623	$741,859	$114,959	$21,759	$3,854,607	$3,868,218

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total	Total
	(In thousands)
Commercial real estate construction and land development
Pass	$38,728	$190,622	$138,236	$219,149	$57,921	$12,984	$36,920	$960	$695,520	$828,418
Special Mention	—	—	3,626	1,800	4,571	492	—	1,167	11,656	8,911
Substandard	9,400	1,164	2,022	152	—	648	408	518	14,312	8,165
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$48,128	$191,786	$143,884	$221,101	$62,492	$14,124	$37,328	$2,645	$721,488	$845,494

Current-period gross charge-offs	$—	$—	$—	$310	$—	$—	$—	$—	$310

1-4 family residential (including home equity)
Pass	$30,652	$138,587	$167,519	$274,664	$189,353	$186,353	$82,139	$13,976	$1,083,243	$1,073,277
Special Mention	—	1,074	2,358	2,775	2,812	2,152	72	443	11,686	10,326
Substandard	176	2,357	2,037	3,558	5,820	7,801	3,779	5,380	30,908	31,881
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$30,828	$142,018	$171,914	$280,997	$197,985	$196,306	$85,990	$19,799	$1,125,837	$1,115,484

Current period gross charge-offs	$—	$224	$—	$—	$—	$—	$—	$—	$224

Residential construction
Pass	$22,575	$67,643	$29,034	$16,710	$—	$—	$585	$—	$136,547	$151,742
Special Mention	—	161	—	—	—	—	—	—	161	321
Substandard	—	4,575	—	—	—	—	—	—	4,575	5,914
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$22,575	$72,379	$29,034	$16,710	$—	$—	$585	$—	$141,283	$157,977

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$10,533	$42,251	$6,426	$2,236	$1,252	$428	$13,593	$697	$77,416	$90,143
Special Mention	—	—	—	—	12	—	1	—	13	16
Substandard	—	37	22	102	17	—	—	45	223	262
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$10,533	$42,288	$6,448	$2,338	$1,281	$428	$13,594	$742	$77,652	$90,421

Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$—	$—	$3

Total loans
Pass	$277,290	$1,053,366	$918,163	$1,915,562	$1,046,569	$918,590	$760,927	$71,891	$6,962,358	$7,137,306
Special Mention	5,879	6,483	14,663	38,028	22,913	27,844	4,220	2,009	122,039	125,005
Substandard	17,176	28,365	17,747	23,436	32,422	49,956	16,193	13,441	198,736	177,543
Doubtful	—	—	—	—	—	—	—	—	—	—
Total loans	$300,345	$1,088,214	$950,573	$1,977,026	$1,101,904	$996,390	$781,340	$87,341	$7,283,133	$7,439,854

Current period gross charge-offs	$—	$224	$3	$310	$—	$—	$—	$45	$582

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2025 and 2024:

	Commercial and industrial	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Three Months Ended
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Provision for credit losses on loans	1,166	4,175	(2,423)	271	(169)	(169)	2,851
Charge-offs	(45)	—	(310)	(224)	—	(3)	(582)
Recoveries	416	—	—	—	—	3	419
Net charge-offs	371	—	(310)	(224)	—	—	(163)
Balance March 31, 2025	$30,384	$34,008	$13,650	$3,367	$1,396	$941	$83,746
Three Months Ended
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for credit losses on loans	5,667	(1,049)	425	265	72	(65)	5,315
Charge-offs	(309)	(527)	—	—	—	(5)	(841)
Recoveries	114	—	—	5	—	8	127
Net charge-offs	(195)	(527)	—	5	—	3	(714)
Balance March 31, 2024	$37,451	$36,611	$14,052	$5,055	$2,695	$421	$96,285
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2025 and December 31, 2024 was $13.2 million and $12.4 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a provision on unfunded commitments of $781 thousand during the three months ended March 31, 2025 compared to a reversal of provision on unfunded commitments of $1.2 million for the three months ended March 31, 2024.

Collateral Dependent Loans
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific allocation. The allowance for credit losses on collateral dependent loans was $8.0 million and $2.0 million, as of March 31, 2025 and December 31, 2024, respectively.
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$8,666	$—	$8,666
Real estate:
Commercial real estate (including multi-family residential)	23,412	—	—	23,412
Commercial real estate construction and land development	2,027	—	—	2,027
1-4 family residential (including home equity)	13,080	—	—	13,080
Residential construction	—	—	—	—
Consumer and other	—	—	6	6
Total	$38,519	$8,666	$6	$47,191

	December 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$13,654	$—	$13,654
Real estate:
Commercial real estate (including multi-family residential)	3,552	—	—	3,552
Commercial real estate construction and land development	577	—	—	577
1-4 family residential (including home equity)	13,412	—	—	13,412
Residential construction	—	—	—	—
Consumer and other	—	—	56	56
Total	$17,541	$13,654	$56	$31,251

Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4,082	$7,389	$11,471
Real estate:
Commercial real estate (including multi-family residential)	11,491	14,892	26,383
Commercial real estate construction and land development	1,164	863	2,027
1-4 family residential (including home equity)	10,489	4,061	14,550
Residential construction	—	—	—
Consumer and other	—	87	87
Total loans	$27,226	$27,292	$54,518

	December 31, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4,835	$3,665	$8,500
Real estate:
Commercial real estate (including multi-family residential)	11,711	4,748	16,459
Commercial real estate construction and land development	633	2,428	3,061
1-4 family residential (including home equity)	6,834	2,222	9,056
Residential construction	—	—	—
Consumer and other	80	56	136
Total loans	$24,093	$13,119	$37,212

Loan Modifications
Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at March 31, 2025.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,586	$—	$—	$—	$—	$1,586
Real estate:
Commercial real estate (including multi-family residential)	—	904	—	—	—	—	904
Commercial real estate construction and land development	—	49	—	—	1,428	—	1,477
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$2,539	$—	$—	$1,428	$—	$3,967

	Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,059	$814	$—	$—	$468	$2,341
Real estate:
Commercial real estate (including multi-family residential)	—	—	1,800	—	—	—	1,800
Commercial real estate construction and land development	—	2,097	—	—	—	1,944	4,041
1-4 family residential (including home equity)	—	—	657	—	—	—	657
Residential construction	—	55	1,173	—	—	237	1,465
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,211	$4,444	$—	$—	$2,649	$10,304

The following table summarizes, by loan portfolio, the financial effect of the Company’s loan modifications for the periods indicated:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	15	—%	4	—%
Real estate:
Commercial real estate (including multi-family residential)	12	—%	—	—%
Commercial real estate construction and land development	3	—%	5	—%
1-4 family residential (including home equity)	—	—%	—	—%
Residential construction	—	—%	6	—%
Consumer and other	—	—%	—	—%

The following table summarizes modified loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the twelve month periods indicated:

	Twelve Months Ended March 31, 2025			Twelve Months Ended March 31, 2024
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination
	(In thousands)
Commercial and industrial	$—	$—	$—	$142	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	904	—	—	—	—	—
Commercial real estate construction and land development	290	—	—	1,727	—	—
1-4 family residential (including home equity)	1,077	—	—	—	—	69
Residential construction	—	—	—	—	1,173	—
Consumer and other	—	—	—	92	—	—
Total	$2,271	$—	$—	$1,961	$1,173	$69

5. LEASES
At March 31, 2025, the Company had 30 operating leases consisting of branch locations, office facilities and equipment. The right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2025 and 2024.
Supplemental lease information at the dates indicated was as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$16,456	$17,279
Operating lease liability classified as other liabilities	$17,443	$18,273
Weighted average lease term, in years	7.14	7.24
Weighted average discount rate	4.30%	4.28%
Lease costs for the dates indicated were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Income Statement:
Operating lease cost	$1,763	$1,943
Short-term lease cost	6	6
Total operating lease costs	$1,769	$1,949
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	March 31, 2025	December 31, 2024
	(In thousands)
Lease payments due:
Within one year	$3,110	$4,140
After one but within two years	3,758	3,739
After two but within three years	3,578	3,578
After three but within four years	3,414	3,414
After four but within five years	1,656	1,656
After five years	5,188	5,189
Total lease payments	20,704	21,716
Less: discount on cash flows	(3,261)	(3,443)
Total lease liability	$17,443	$18,273
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	March 31, 2025
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$560,575	$560,575	$—	$—	$560,575
Available for sale securities	1,719,371	—	1,719,371	—	1,719,371
Loans held for investment, net of allowance	7,199,387	—	—	7,131,180	7,131,180
Accrued interest receivable	37,669	473	7,136	30,060	37,669
Financial liabilities
Deposits	$8,562,713	$—	$8,558,102	$—	$8,558,102
Accrued interest payable	9,856	—	9,856	—	9,856
Borrowed funds	119,923	—	—	—	—
Subordinated debt	70,135	—	68,958	—	68,958

	December 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$911,216	$911,216	$—	$—	$911,216
Available for sale securities	1,673,016	—	1,673,016	—	1,673,016
Loans held for investment, net of allowance	7,358,796	—	—	7,223,895	7,223,895
Accrued interest receivable	37,884	330	7,197	30,357	37,884
Financial liabilities
Deposits	$9,128,384	$—	$9,128,234	$—	$9,128,234
Accrued interest payable	17,052	—	17,052	—	17,052
Borrowed funds	—	—	—	—	—
Subordinated debt	70,105	—	68,963	—	68,963

The following tables present fair values for assets and liabilities measured on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$187,862	$—	$187,862
Municipal securities	—	192,588	—	192,588
Agency mortgage-backed pass-through securities	—	576,588	—	576,588
Agency collateralized mortgage obligations	—	658,131	—	658,131
Corporate bonds and other	—	104,202	—	104,202
Interest rate swaps	—	5,034	—	5,034
Credit risk participation agreements	—	—	10	10
Total fair value of financial assets	$—	$1,724,405	$10	$1,724,415
Financial liabilities
Interest rate swaps	$—	$5,034	$—	$5,034
Total fair value of financial liabilities	$—	$5,034	$—	$5,034

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$193,603	$—	$193,603
Municipal securities	—	191,453	—	191,453
Agency mortgage-backed pass-through securities	—	521,376	—	521,376
Agency collateralized mortgage obligations	—	660,363	—	660,363
Corporate bonds and other	—	106,221	—	106,221
Interest rate swaps	—	6,277	—	6,277
Credit risk participation agreements	—	—	8	8
Total fair value of financial assets	$—	$1,679,293	$8	$1,679,301
Financial liabilities
Interest rate swaps	$—	$6,277	$—	$6,277
Total fair value of financial liabilities	$—	$6,277	$—	$6,277
There were no transfers between levels during the three months ended March 31, 2025 or 2024.

Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below:

	March 31, 2025
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$12,764
Commercial real estate (including multi-family residential)	—	—	9,138
Commercial real estate construction and land development	—	—	722
1-4 family residential (including home equity)	—	—	6,024
Consumer and other	—	—	—
Total	$—	$—	$28,648

	December 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$9,391
Commercial real estate (including multi-family residential)	—	—	3,722
Commercial real estate construction and land development	—	—	1,866
1-4 family residential (including home equity)	—	—	4,278
Consumer and other	—	—	—
Total	$—	$—	$19,257
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand at March 31, 2025 and December 31, 2024 were $627.2 million and $605.6 million, respectively.
Scheduled maturities of time deposits as of March 31, 2025 were as follows (in thousands):

2025	$1,063,864
2026	143,978
2027	16,392
2028	7,772
Thereafter	12,720
Total	$1,244,726
The Company had $365.1 million and $481.8 million of brokered deposits as of March 31, 2025 and December 31, 2024, respectively. There were no concentrations of deposits with any one depositor at March 31, 2025 and December 31, 2024.

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2025, management determined there was no such deterioration.

At both March 31, 2025 and December 31, 2024, the Company had nine interest rate swap agreements outstanding with borrowers and financial institutions. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At both March 31, 2025 and December 31, 2024, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated below were as follows (dollars in thousands):

	March 31, 2025
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$64,512	$4,821	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.44
Financial institutions	Other assets	4,754	213	4.99%	U.S. Prime	2.71
Customers	Other liabilities	4,754	(213)	4.99%	U.S. Prime	2.71
Customers	Other liabilities	64,512	(4,821)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.44
Credit risk participation agreements:
Financial institutions	Other assets	19,719	10	3.50% - 5.40%	SOFR 1M + 2.50%	6.10

	December 31, 2024
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$65,307	$6,000	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Financial institutions	Other assets	4,787	277	4.99%	U.S. Prime	2.95
Customers	Other liabilities	4,787	(277)	4.99%	U.S. Prime	2.95
Customers	Other liabilities	65,307	(6,000)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Credit risk participation agreements:
Financial institutions	Other assets	19,929	8	3.50% - 5.40%	SOFR 1M + 2.50%	6.32

9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2025, the Company had a total borrowing capacity of $3.04 billion, of which $1.72 billion was available under this agreement and $1.31 billion was outstanding pursuant to FHLB advances and letters of credit. Of the $1.31 billion, there were $120.0 million of FHLB short-term advances outstanding at March 31, 2025 at a weighted-average rate of 4.75% and $1.19 billion of FHLB letters of credit.
At March 31, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$509,690
2026	127,300
2027	402,500
2028	51,000
Thereafter	102,000
Total	$1,192,490
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At March 31, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three months ended March 31, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
10. SUBORDINATED DEBT
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company's junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at March 31, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at March 31, 2025.
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

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear interest at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible items.

	Three Months Ended
	March 31, 2025	March 31, 2024
Income tax expense	$6,263	$6,759
Effective income tax rate	20.2%	20.5%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2025 and 2024.
12. STOCK-BASED COMPENSATION
Under the 2022 Omnibus Incentive Plan (the “2022 Plan”) the Company is authorized to issue a maximum aggregate of 2,000,000 shares of common stock. All restricted stock and performance share awards outstanding at March 31, 2025 were issued under the 2022 Plan. At March 31, 2025, there were 609,365 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $2.0 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Options
Stock options outstanding at March 31, 2025 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. Stock option activity during the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2025	119	$20.98	2.05	$876
Options granted	—	—
Options exercised	(11)	16.71
Options forfeited	(1)	27.54
Options outstanding, March 31, 2025	107	$21.33
Options vested and exercisable, March 31, 2025	107	$21.33	1.99	$680
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
Nonvested shares of restricted stock activity during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2025	429	$24.81
Share awards granted	227	29.09
Share awards vested	(128)	24.35
Unvested share awards forfeited or cancelled	(15)	26.42
Nonvested share awards outstanding, March 31, 2025	513	$26.77
As of March 31, 2025, there was $12.0 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.26 years.
Performance Share Units (“PSUs”) and Performance Share Awards (“PSAs”)
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. There were 88,941 PSUs awarded during the three months ended March 31, 2025, which were granted with a three-year performance period and will vest in March 2028. The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with accounting standards codification (“ASC”) 718. At March 31, 2025, there was $4.6 million of unrecognized compensation expense related to the PSUs and PSAs, which is expected to be recognized over a weighted-average period of 2.59 years.

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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$274,756	$1,536,614	$440,403	$1,261,520
Standby letters of credit	109,023	26,446	16,818	26,821
Total	$383,779	$1,563,060	$457,221	$1,288,341
    At March 31, 2025 and December 31, 2024, the Company had FHLB letters of credit in the amount of $1.19 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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
Commitments to make loans are generally made for an approval period of 120 days or less. As of March 31, 2025, the fixed rate loan commitments had interest rates ranging from 2.50% to 13.50% with a weighted average maturity of 1.89 years and a weighted-average rate of 7.16%.
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
Litigation
The Company is subject to potential and asserted claims, inquiries, investigations and lawsuits which arise in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of such matters will adversely affect the financial position or results of operations of the Company. The Company's regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is estimable and probable.
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of March 31, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The Bank’s capital ratios as of March 31, 2025 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework.
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2025 and December 31, 2024:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
March 31, 2025
Total Capital (to risk-weighted assets)	$1,283,203	15.94%	$643,858	8.00%	$845,063	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,128,896	14.03%	362,170	4.50%	563,376	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,138,794	14.15%	482,893	6.00%	684,099	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,138,794	11.20%	406,629	4.00%	406,629	4.00%	N/A	N/A
December 31, 2024
Total Capital (to risk-weighted assets)	$1,294,263	16.00%	$647,103	8.00%	$849,323	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,360	14.14%	363,996	4.50%	566,215	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,153,258	14.26%	485,328	6.00%	687,547	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,153,258	11.31%	407,750	4.00%	407,750	4.00%	N/A	N/A
STELLAR BANK
March 31, 2025
Total Capital (to risk-weighted assets)	$1,235,339	15.38%	$642,625	8.00%	$843,446	10.50%	$803,282	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,138,930	14.18%	361,477	4.50%	562,297	7.00%	522,133	6.50%
Tier 1 Capital (to risk-weighted assets)	1,138,930	14.18%	481,969	6.00%	682,790	8.50%	642,625	8.00%
Tier 1 Leverage (to average tangible assets)	1,138,930	11.22%	405,954	4.00%	405,954	4.00%	507,443	5.00%
December 31, 2024
Total Capital (to risk-weighted assets)	$1,233,994	15.28%	$646,030	8.00%	$847,915	10.50%	$807,538	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	363,392	4.50%	565,277	7.00%	524,900	6.50%
Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	484,523	6.00%	686,407	8.50%	646,030	8.00%
Tier 1 Leverage (to average tangible assets)	1,140,989	11.21%	407,219	4.00%	407,219	4.00%	509,024	5.00%
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

	Three Months Ended March 31,
	2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$24,702		$26,147
Basic:
Weighted average shares outstanding	53,146	$0.46	53,343	$0.49
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	51		63
Total	53,197	$0.46	53,406	$0.49
There were 93,905 and 101,166 shares not considered in computing diluted earnings per share as of March 31, 2025 and 2024, respectively, as they were antidilutive.

16. SEGMENT INFORMATION
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

17. SUBSEQUENT EVENT

In May of 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025 (the “2024-2025 Repurchase Program”). The Company evaluated its March 31, 2025, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Pursuant to the 2024-2025 Repurchase Program between April 1, 2025, and April 23, 2025, the Company repurchased 679,331 shares at a weighted average price of $25.83 per share. The 2024-2025 Repurchase Program terminated on April 23, 2025.

On April 23, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

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
There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the following:
•disruptions to the economy and the U.S. banking system caused by recent bank failures;
•risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in our deposit insurance assessments and other actions of the Board of Governors of the Federal Reserve System, FDIC and Texas Department of Banking, legislative and regulatory actions and reforms and executive orders;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. This discussion and analysis includes forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth above may cause actual results to differ materially from projected results discussed in the forward-looking statements appearing in this discussion and analysis.

The Company disclaims any obligation and does not intend to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
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
Critical Accounting Policies
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1– Nature of Operations and Summary of Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

As of March 31, 2025, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.6 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $2.8 million. Increasing estimated loss rates by 5% (i.e., quantitative and qualitative) would have a $3.5 million impact.

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
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting and Reporting Policies in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

Results of Operations
Net income was $24.7 million, or $0.46 per diluted share, for the three months ended March 31, 2025 compared to $26.1 million, or $0.49 per diluted share, for the three months ended March 31, 2024. The decrease in net income was primarily due to a $2.9 million decrease in net interest income and a $791 thousand decrease in noninterest income, partially offset by a $1.2 million decrease in noninterest expense and a $496 thousand decrease in the provision for income taxes.
Annualized returns on average assets, returns on average equity and efficiency ratios were 0.94%, 6.21% and 61.93%, for the three months ended March 31, 2025, respectively, compared to 0.98%, 6.88% and 60.42% for the three months ended March 31, 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense, excluding amortization of core deposit intangibles, by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of assets. Additionally, taxes and provisions for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Three months ended March 31, 2025 compared with three months ended March 31, 2024. Net interest income before the provision for credit losses for the three months ended March 31, 2025 was $99.3 million compared with $102.1 million for the three months ended March 31, 2024, a decrease of $2.9 million, or 2.8%, primarily due to the decrease in average loans along with lower purchase accounting accretion and lower rates on loans which more than offset the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $142.3 million for the three months ended March 31, 2025, a decrease of $6.1 million, or 4.1%, compared with $148.4 million for the three months ended March 31, 2024, primarily due to a decrease in average loans, loan yields due in part to lower purchase accounting accretion and changes in earning asset mix, partially offset by an increase in average securities and deposits in other financial institutions. The yield on the securities portfolio increased to 3.78% for the three months ended March 31, 2025 from 2.82% for the same period in 2024. Average interest-earning assets decreased $53.3 million, or 0.6%, for the three months ended March 31, 2025 compared with the three months ended March 31, 2024, primarily due the decrease in average loans partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 76.6% for the three months ended March 31, 2025 compared to 82.3% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $5.4 million for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024.
Interest expense was $43.1 million for the three months ended March 31, 2025, a decrease of $3.2 million, or 7.0%, compared with $46.3 million for the three months ended March 31, 2024. This decrease was primarily due to a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds. The cost of average interest-bearing liabilities decreased to 3.14% for the three months ended March 31, 2025 compared to 3.36% for the same period in 2024. Average interest-bearing liabilities increased $22.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in average interest-bearing deposits partially offset by a decrease in average borrowed funds and subordinated debt.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the three months ended March 31, 2025 was 4.20%, a decrease of 6 basis points compared to 4.26% for the three months ended March 31, 2024. The decrease in the net interest margin on a tax equivalent basis was primarily due to lower rates on interest-earning assets partially offset by decreased funding costs. The average rate paid on interest-bearing liabilities of 3.14% and the average yield on interest-earning assets of 6.02% for the three months ended March 31, 2025 decreased by 22 basis points and 17 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,344,298	$120,640	6.66%	$7,938,824	$134,685	6.82%
Securities	1,817,286	16,960	3.78%	1,441,814	10,111	2.82%
Deposits in other financial institutions	430,621	4,720	4.45%	264,906	3,627	5.51%
Total interest-earning assets	9,592,205	$142,320	6.02%	9,645,544	$148,423	6.19%
Allowance for credit losses on loans	(81,166)			(91,612)
Noninterest-earning assets	1,100,652			1,132,857
Total assets	$10,611,691			$10,686,789

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,911,625	$12,392	2.63%	$1,697,211	$12,278	2.91%
Money market and savings deposits	2,234,571	15,182	2.76%	2,150,805	15,252	2.85%
Certificates and other time deposits	1,296,972	13,527	4.23%	1,444,048	15,084	4.20%
Borrowed funds	45,795	517	4.58%	134,400	1,774	5.31%
Subordinated debt	70,121	1,444	8.35%	109,808	1,917	7.02%
Total interest-bearing liabilities	5,559,084	$43,062	3.14%	5,536,272	$46,305	3.36%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,346,066			3,525,758
Other liabilities	92,299			96,461
Total liabilities	8,997,449			9,158,491
Shareholders’ equity	1,614,242			1,528,298
Total liabilities and shareholders’ equity	$10,611,691			$10,686,789

Net interest rate spread			2.88%			2.83%

Net interest income and margin(1)		$99,258	4.20%		$102,118	4.26%

Net interest income and margin (tax equivalent)(2)		$99,353	4.20%		$102,207	4.26%

Cost of funds			1.96%			2.06%
Cost of deposits			1.90%			1.94%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(10,003)	$(4,042)	$(14,045)
Securities	2,611	4,238	6,849
Deposits in other financial institutions	2,250	(1,157)	1,093
Total decrease increase in interest income	(5,142)	(961)	(6,103)
Interest-bearing Liabilities:
Interest-bearing demand deposits	1,538	(1,424)	114
Money market and savings deposits	589	(659)	(70)
Certificates and other time deposits	(1,524)	(33)	(1,557)
Borrowed funds	(1,160)	(97)	(1,257)
Subordinated debt	(687)	214	(473)
Total decrease in interest expense	(1,244)	(1,999)	(3,243)
(Decrease) increase in net interest income	$(3,898)	$1,038	$(2,860)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $3.6 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. The provision for credit losses for the three months ended March 31, 2025 was primarily due to changes in the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans partially offset by decreases in loan balances, among other things.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, bank-owned life insurance income and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2025 compared with three months ended March 31, 2024. Noninterest income totaled $5.5 million for the three months ended March 31, 2025 compared with $6.3 million for the same period in 2024, a decrease of $791 thousand, or 12.6%, primarily due to a decrease in FHLB dividends and Small Business Investment Company income recognized.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(In thousands)
Service charges on deposit accounts	$1,584	$1,598	$(14)
Gain on sale of assets	417	513	(96)
Bank-owned life insurance income	610	587	23
Debit card and interchange income	520	527	(7)
Other(1)	2,374	3,071	(697)
Total noninterest income	$5,505	$6,296	$(791)
(1) Other includes Small Business Investment Company income and wire transfer fees, among other items.
Noninterest Expense
Three months ended March 31, 2025 compared with three months ended March 31, 2024. Noninterest expense was $70.2 million for the three months ended March 31, 2025 compared to $71.4 million for the three months ended March 31, 2024, a decrease of $1.2 million, or 1.7% primarily due to a decrease of $876 thousand in professional fees and $664 thousand in amortization of intangibles, partially offset by an increase of $788 thousand in data processing and software amortization and a $416 thousand increase in salaries and employee benefits.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(In thousands)
Salaries and employee benefits(1)	$41,792	$41,376	$416
Net occupancy and equipment	3,926	4,390	(464)
Depreciation	1,995	1,964	31
Data processing and software amortization	5,682	4,894	788
Professional fees	1,786	2,662	(876)
Regulatory assessments and FDIC insurance	1,733	1,854	(121)
Amortization of intangibles	5,548	6,212	(664)
Communications	847	937	(90)
Advertising	782	765	17
Other	6,075	6,356	(281)
Total noninterest expense	$70,166	$71,410	$(1,244)
(1)Total salaries and employee benefits includes $2.0 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively, of stock-based compensation expense.
Professional fees. Professional fees decreased $876 thousand during the three months ended March 31, 2025, compared to the same period in 2024 primarily due to consulting fees for various projects in 2024.
Amortization of intangibles. Amortization of intangibles decreased $664 thousand during the three months ended March 31, 2025 compared to the same period in 2024.
Data processing and software amortization. Data processing and software amortization increased $788 thousand during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to increased software expense.

Salaries and employee benefits. Salaries and benefits increased $416 thousand in the three months ended March 31, 2025, compared to the same period in 2024 primarily due to the increase in full-time equivalent employees and annual salary increases.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense, excluding the amortization of core deposits intangibles, by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.93% for the three months ended March 31, 2025 compared to 60.42% for the three months ended March 31, 2024.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $496 thousand for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to the changes in pre-tax net income. Our effective tax rate was 20.2% for the three months ended March 31, 2025 and 20.5% for the three months ended March 31, 2024.
Financial Condition
Loan Portfolio
At March 31, 2025, total loans were $7.28 billion, a decrease of $156.7 million, or 2.1%, compared with December 31, 2024. Total loans as a percentage of deposits were 85.1% and 81.5% as of March 31, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 69.8% and 68.2% as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,362,266	18.7%	$1,362,260	18.3%
Real estate:
Commercial real estate (including multi-family residential)	3,854,607	52.9%	3,868,218	52.0%
Commercial real estate construction and land development	721,488	9.9%	845,494	11.4%
1-4 family residential (including home equity)	1,125,837	15.5%	1,115,484	15.0%
Residential construction	141,283	1.9%	157,977	2.1%
Consumer and other	77,652	1.1%	90,421	1.2%
Total loans	7,283,133	100.0%	7,439,854	100.0%
Allowance for credit losses on loans	(83,746)		(81,058)
Loans, net	$7,199,387		$7,358,796
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
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio was $1.36 billion as of both March 31, 2025 and December 31, 2024.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of March 31, 2025, our commercial real estate loans comprised 52.9% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of March 31, 2025 and December 31, 2024, 47.3% and 47.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $13.6 million, or 0.4%, to $3.85 billion as of March 31, 2025 from $3.87 billion as of December 31, 2024.
The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at March 31, 2025.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Retail	$626,461	$1,266	16.3%
Warehouse	572,832	766	14.9%
Multi-family	444,107	2,056	11.5%
Convenience Store	428,732	1,331	11.1%
Office	397,610	807	10.3%
Industrial	159,946	1,481	4.1%
Restaurant / Bar	148,899	1,048	3.9%
Auto Sales / Repair	131,855	680	3.4%
Church	130,947	949	3.4%
Hotel / Motel	127,477	3,541	3.3%
Healthcare	110,736	1,130	2.9%
Other	575,005	767	14.9%
Total	$3,854,607	1,116	100.0%
As of March 31, 2025, our commercial real estate loan portfolio included $282.0 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $233.3 million as of December 31, 2024.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2025 and December 31, 2024, 11.2% and 13.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans decreased $124.0 million, or 14.7%, to $721.5 million as of March 31, 2025 compared to $845.5 million as of December 31, 2024.

As of March 31, 2025, our commercial real estate construction and land development loan portfolio included $115.2 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $137.1 million as of December 31, 2024.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $10.4 million, or 0.9%, to $1.13 billion as of March 31, 2025 from $1.12 billion as of December 31, 2024.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $16.7 million, or 10.6%, to $141.3 million as of March 31, 2025 from $158.0 million as of December 31, 2024.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $12.8 million, or 14.1%, to $77.7 million as of March 31, 2025 from $90.4 million as of December 31, 2024.
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of March 31, 2025 and December 31, 2024, commercial real estate and commercial construction loans represented 62.8% and 63.4%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $59.7 million, or 0.57% of total assets, at March 31, 2025 compared to $38.9 million, or 0.36%, of total assets at December 31, 2024. Nonaccrual loans consisted of 138 separate credits at March 31, 2025 compared to 101 separate credits at December 31, 2024. The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$11,471	$8,500
Real estate:
Commercial real estate (including multi-family residential)	26,383	16,459
Commercial real estate construction and land development	2,027	3,061
1-4 family residential (including home equity)	14,550	9,056
Residential construction	—	—
Consumer and other	87	136
Total nonaccrual loans	54,518	37,212
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	54,518	37,212
Foreclosed assets	5,154	1,708
Total nonperforming assets	$59,672	$38,920
Troubled loan modifications(1)	$9,229	$13,457
Nonperforming assets to total assets	0.57%	0.36%
Nonperforming loans to total loans	0.75%	0.50%
(1)Troubled loan modifications in the table above represent the balance at the end of the respective period for those loans that are not already presented as a nonperforming loan.
Allowance for Credit Losses
The allowance for credit losses is a valuation allowance that is established through charges to earnings in the form of a provision for (or reversal of) credit losses calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326- Measurement of Credit Losses on Financial Instruments (“ASC 326”) that is deducted from the amortized cost basis of certain assets to present the net amount expected to be collected. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting estimates and policies, refer to “Critical Accounting Estimates” in this section, Note 1 – Nature of Operations and Summary of Significant Accounting and Reporting Policies and Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans represents management’s estimates of current expected credit losses in the loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated, while loans that no longer share risk characteristics with loan pools are evaluated individually.
At March 31, 2025, our allowance for credit losses on loans was $83.7 million, or 1.15% of total loans, compared with $81.1 million, or 1.09% of total loans, as of December 31, 2024. The increase in the allowance for credit losses on loans during the first quarter of 2025 primarily resulted from changes in the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans partially offset by a decrease in loan balances, among other things.

The following table presents an analysis of the allowance for loan losses and other related data as of and for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Average loans outstanding	$7,344,298	$7,938,824
Gross loans outstanding at end of period	7,283,133	7,908,111
Allowance for credit losses on loans at beginning of period	81,058	91,684
Provision for credit losses on loans	2,851	5,315
Charge-offs:
Commercial and industrial loans	(45)	(309)
Real estate:
Commercial real estate (including multi-family residential)	—	(527)
Commercial real estate construction and land development	(310)	—
1-4 family residential (including home equity)	(224)	—
Consumer and other	(3)	(5)
Total charge-offs for all loan types	(582)	(841)
Recoveries:
Commercial and industrial loans	416	114
Real estate:
1-4 family residential (including home equity)	—	5
Consumer and other	3	8
Total recoveries for all loan types	419	127
Net charge-offs	(163)	(714)
Allowance for credit losses on loans at end of period	$83,746	$96,285
Allowance for credit losses on loans to total loans	1.15%	1.22%
Net charge-offs to average loans(1)	0.01%	0.04%
Allowance for credit losses on loans to nonperforming loans	153.61%	168.54%
(1)Annualized.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At March 31, 2025, our allowance for credit losses on unfunded commitments was $13.2 million compared to $12.4 million at December 31, 2024.
See Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2025, the carrying amount of investment securities totaled $1.72 billion, an increase of $46.4 million, or 2.8%, compared with $1.67 billion as of December 31, 2024. Securities represented 16.5% and 15.3% of total assets as of March 31, 2025 and December 31, 2024, respectively.
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

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$191,695	$429	$(4,262)	$187,862
Municipal securities	219,604	324	(27,340)	192,588
Agency mortgage-backed pass-through securities	611,739	1,301	(36,452)	576,588
Agency collateralized mortgage obligations	714,827	1,571	(58,267)	658,131
Corporate bonds and other	111,078	357	(7,233)	104,202
Total	$1,848,943	$3,982	$(133,554)	$1,719,371

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

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

	March 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$74,624	1.05%	$3,700	5.51%	$2,935	3.51%	$110,436	4.40%	$191,695	3.11%
Municipal securities	—	0.00%	3,794	4.58%	76,367	2.41%	139,443	2.36%	219,604	2.42%
Agency mortgage-backed pass-through securities	3,249	1.68%	4,226	3.73%	7,801	4.48%	596,463	3.92%	611,739	3.91%
Agency collateralized mortgage obligations	—	0.00%	30,497	3.48%	46,028	4.86%	638,302	3.27%	714,827	3.38%
Corporate bonds and other	4,118	4.40%	—	0.00%	62,000	5.42%	44,960	2.99%	111,078	4.40%
Total	$81,991	1.24%	$42,217	3.78%	$195,131	4.04%	$1,529,604	3.52%	$1,848,943	3.48%

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$78,658	1.31%	$3,141	3.77%	$117,163	4.66%	$198,962	3.32%
Municipal securities	—	0.00%	3,314	4.76%	74,337	2.44%	141,894	2.34%	219,545	2.41%
Agency mortgage-backed pass-through securities	3,285	2.47%	4,362	3.71%	7,936	4.53%	551,136	3.83%	566,719	3.83%
Agency collateralized mortgage obligations	—	0.00%	30,539	3.44%	48,589	4.81%	651,733	3.23%	730,861	3.34%
Corporate bonds and other	4,110	4.98%	3,000	7.99%	62,000	5.42%	46,491	2.96%	115,601	4.48%
Total	$7,395	3.87%	$119,873	2.20%	$196,003	4.07%	$1,508,417	3.47%	$1,831,688	3.45%
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
As of March 31, 2025 and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 3.78% for the three months ended March 31, 2025 compared with 2.82% for the three months ended March 31, 2024. The increase in average yield during the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to security purchases during the quarter increasing the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of both March 31, 2025 and December 31, 2024. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of March 31, 2025 was $87.0 million and $92.5 million as of December 31, 2024. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at March 31, 2025 were $8.56 billion, a decrease of $565.7 million, or 6.2%, compared with $9.13 billion at December 31, 2024 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at March 31, 2025 were $3.21 billion, a decrease of $370.6 million, or 10.4%, compared with $3.58 billion at December 31, 2024. Interest-bearing deposits at March 31, 2025 were $5.36 billion, a decrease of $195.1 million, or 3.5%, compared with $5.55 billion at December 31, 2024. Our ratio of noninterest-bearing deposits to total deposits was 37.4% and 39.2% for at March 31, 2025 and December 31, 2024, respectively. Deposits include fully collateralized public funds of $1.05 billion and $1.44 billion at March 31, 2025 and December 31, 2024, respectively.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at March 31, 2025 (in thousands):

Three months or less	$198,698
Over three months through six months	186,759
Over six months through 12 months	141,743
Over 12 months	99,988
Total	$627,188
Borrowings
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2025, the Company had a total borrowing capacity of $3.04 billion, of which $1.72 billion was available under this agreement and $1.31 billion was outstanding pursuant to FHLB advances and letters of credit. There were $120.0 million of FHLB short-term advances outstanding at March 31, 2025 at a weighted-average rate of 4.75%. Of the $1.31 billion, there were $120.0 million of FHLB short-term advances outstanding at March 31, 2025 at a weighted-average rate of 4.75% and $1.19 billion of FHLB letters of credit.
At March 31, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$509,690
2026	127,300
2027	402,500
2028	51,000
Thereafter	102,000
Total	$1,192,490

Subordinated Debt
Junior Subordinated Debentures
In connection with the acquisition of F&M Bancshares, Inc. in 2015, the Company assumed Farmers & Merchants Capital Trust II and Farmers & Merchants Capital Trust III. Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company's junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by Stellar. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Stellar making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each trust to the extent not paid or made by such trust, provided such trust has funds available for such obligations. The trust preferred securities bear a floating rate of interest equal to 3-Month SOFR plus a spread adjustment. The junior subordinated debentures are included in Tier 1 capital under current regulatory guidelines and interpretations. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at March 31, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at March 31, 2025.
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

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. The Company Notes bear interest at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Any redemption will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2024, the Company renewed a loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At March 31, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the nine months ended March 31, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal of the line of credit without premium or penalty.

The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2025 and the year ended December 31, 2024, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits decreased $28.6 million, or 0.3%, and average loans decreased $594.5 million, or 7.5%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.3 years and 7.2 years at March 31, 2025 and December 31, 2024, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $4.80 billion, or 56.0%, of total deposits at March 31, 2025. Estimated uninsured deposits net of collateralized deposits were 45.5% of total deposits at March 31, 2025. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $1.79 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $6.58 billion, or 76.9%, of deposits at March 31, 2025.
As of March 31, 2025 and December 31, 2024, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of March 31, 2025 and December 31, 2024, we had outstanding commitments to extend credit of $1.81 billion and $1.70 billion, respectively, and commitments associated with outstanding letters of credit of $135.5 million and $43.6 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At March 31, 2025 and December 31, 2024, we had FHLB letters of credit in the amount of $1.19 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 9 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
As of March 31, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of December 31, 2024. These include payments related to (1) operating leases (Note 5 – Leases), (2) time deposits with stated maturity dates (Note 7 – Deposits), (3) borrowings (Note 9 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies).

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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2025 and December 31, 2024, the Bank was well-capitalized under regulatory capital guidelines. Total shareholders’ equity was $1.61 billion at both March 31, 2025 and December 31, 2024. Increases in shareholders' equity during the three months ended March 31, 2025 due to net income of $24.7 million and a decrease of $23.0 million of other comprehensive loss, partially offset by dividends paid of $7.3 million, or $0.14 per common share and $38.6 million paid to repurchase common stock at a weighted average per share of $27.99.
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2025:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
Total Capital (to risk-weighted assets)	15.94%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	14.03%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	14.15%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.20%	4.00%	4.00%	N/A
Stellar Bank
Total Capital (to risk-weighted assets)	15.38%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	14.18%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	14.18%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	11.22%	4.00%	4.00%	5.00%

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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
+300	3.5%	3.1%	(5.4)%	(4.9)%
+200	2.8%	2.4%	(1.9)%	(1.8)%
+100	1.7%	1.4%	0.0%	(0.2)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(2.6)%	(2.5)%	(3.0)%	(2.8)%
-200	(5.4)%	(5.2)%	(8.5)%	(7.9)%
-300	(8.7)%	(8.6)%	(16.2)%	(15.1)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations.

During the three months ended March 31, 2025, changes in our overall interest rate profile were driven by the decrease in cash, loans, noninterest-bearing deposits and certificates of deposits and an increase in borrowings.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed by the Company. Investors should carefully consider the risks described in “Part I—Item 1A.—Risk Factors” in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024 and the Company’s other SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025 (the “2024-2025 Repurchase Program”).
Repurchases under the 2024-2025 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.
The number of shares that may be repurchased under the plan was 668,687 based on the closing share price of the Company's common stock, as of March 31, 2025
The Company repurchased 679,331 shares at a weighted average price of $25.83 per share following the end of the first quarter of 2025 through April 23, 2025 under the 2024-2025 Repurchase Program. As of April 23, 2025, the 2024-2025 Repurchase Program terminated.

On April 23, 2025, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.
The following table summarizes the shares repurchased by the Company:

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
January 1, 2025 to January 31, 2025	1,763	$28.35	—	2,012,441
February 1, 2025 to February 28, 2025	—	$28.89	364,679	1,602,002
March 1, 2025 to March 31, 2025	33,602	$27.67	1,014,283	668,687
Total	35,365	$27.99	1,378,962
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Amended and Restated Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)

10.1*	Stellar Bancorp, Inc. Form of Performance Share Award Agreement

10.2*	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: April 25, 2025	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: April 25, 2025	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer