Form 10-Q
period 2025-06-30
Stellar Bancorp, Inc.
filed 2025-07-25
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
NYSE Texas
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

As of July 22, 2025, the registrant had 51,352,644 shares common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
June 30, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$136,060	$419,967
Interest-bearing deposits at other financial institutions	442,044	491,249
Total cash and cash equivalents	578,104	911,216
Available for sale securities, at fair value	1,729,684	1,673,016
Loans held for investment	7,287,347	7,439,854
Less: allowance for credit losses on loans	(83,165)	(81,058)
Loans, net	7,204,182	7,358,796
Accrued interest receivable	35,537	37,884
Premises and equipment, net	108,615	111,856
Federal Reserve Bank and Federal Home Loan Bank stock	47,099	8,209
Bank-owned life insurance	108,726	107,498
Goodwill	497,318	497,318
Core deposit intangibles, net	81,468	92,546
Other assets	102,277	107,451
TOTAL ASSETS	$10,493,010	$10,905,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,183,693	$3,576,206
Interest-bearing
Demand	1,941,156	1,845,749
Money market and savings	2,393,767	2,253,193
Certificates and other time	1,154,998	1,453,236
Total interest-bearing deposits	5,489,921	5,552,178
Total deposits	8,673,614	9,128,384
Accrued interest payable	7,607	17,052
Borrowed funds	69,925	—
Subordinated debt	70,165	70,105
Other liabilities	67,865	82,389
Total liabilities	8,889,176	9,297,930
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 51,397,629 shares issued and outstanding at June 30, 2025 and 53,428,699 shares issued and outstanding at December 31, 2024	514	534
Capital surplus	1,185,048	1,240,050
Retained earnings	529,216	492,640
Accumulated other comprehensive loss	(110,944)	(125,364)
Total shareholders’ equity	1,603,834	1,607,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,493,010	$10,905,790
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$121,814	$135,885	$242,454	$270,570
Securities:
Taxable	15,293	11,923	31,441	21,216
Tax-exempt	810	816	1,622	1,634
Deposits in other financial institutions	4,782	3,555	9,502	7,182
Total interest income	142,699	152,179	285,019	300,602
INTEREST EXPENSE:
Demand, money market and savings deposits	31,097	28,399	58,671	55,929
Certificates and other time deposits	11,459	18,758	24,986	33,842
Borrowed funds	407	1,700	924	3,474
Subordinated debt	1,401	1,912	2,845	3,829
Total interest expense	44,364	50,769	87,426	97,074
NET INTEREST INCOME	98,335	101,410	197,593	203,528
Provision for (reversal of) credit losses	1,090	(1,935)	4,722	2,163
Net interest income after provision for credit losses	97,245	103,345	192,871	201,365
NONINTEREST INCOME:
Service charges on deposit accounts	1,561	1,648	3,145	3,246
(Loss) gain on sale of assets	(57)	(64)	360	449
Bank-owned life insurance income	618	591	1,228	1,178
Debit card and interchange income	566	543	1,086	1,070
Other	3,103	2,698	5,477	5,769
Total noninterest income	5,791	5,416	11,296	11,712
NONINTEREST EXPENSE:
Salaries and employee benefits	40,927	39,061	82,719	80,437
Net occupancy and equipment	4,399	4,503	8,325	8,893
Depreciation	1,992	1,948	3,987	3,912
Data processing and software amortization	5,620	5,501	11,302	10,395
Professional fees	1,287	1,620	3,073	4,282
Regulatory assessments and FDIC insurance	1,561	2,299	3,294	4,153
Amortization of intangibles	5,548	6,215	11,096	12,427
Communications	861	847	1,708	1,784
Advertising	1,167	891	1,949	1,656
Other	6,642	8,331	12,717	14,687
Total noninterest expense	70,004	71,216	140,170	142,626
INCOME BEFORE INCOME TAXES	33,032	37,545	63,997	70,451
Provision for income taxes	6,680	7,792	12,943	14,551
NET INCOME	$26,352	$29,753	$51,054	$55,900
EARNINGS PER SHARE:
Basic	$0.51	$0.56	$0.98	$1.05
Diluted	$0.51	$0.56	$0.97	$1.04
DIVIDENDS PER SHARE	$0.14	$0.13	$0.28	$0.26
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$26,352	$29,753	$51,054	$55,900
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(10,825)	11,418	18,272	(3,912)
Reclassification of loss realized through the sale of securities	—	—	3	—
Total other comprehensive (loss) income	(10,825)	11,418	18,275	(3,912)
Deferred tax benefit (expense) related to other comprehensive (income) loss	2,270	(2,395)	(3,855)	833
Other comprehensive (loss) income, net of tax	(8,555)	9,023	14,420	(3,079)
Comprehensive income	$17,797	$38,776	$65,474	$52,821
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT MARCH 31, 2024	53,550,820	$536	$1,235,221	$425,130	$(130,189)	$1,530,698
Net income	—	—	—	29,753	—	29,753
Other comprehensive income	—	—	—	—	9,023	9,023
Cash dividends declared, $0.13 per share	—	—	—	(6,935)	—	(6,935)
Common stock issued in connection with the exercise of stock options and restricted stock awards	13,296	—	473	—	—	473
Stock-based compensation expense	—	—	2,783	—	—	2,783
BALANCE AT JUNE 30, 2024	53,564,116	$536	$1,238,477	$447,948	$(121,166)	$1,565,795

BALANCE AT MARCH 31, 2025	52,140,929	$521	$1,202,628	$510,072	$(102,389)	$1,610,832
Net income	—	—	—	26,352	—	26,352
Other comprehensive loss	—	—	—	—	(8,555)	(8,555)
Cash dividends declared, $0.14 per share	—	—	—	(7,208)	—	(7,208)
Common stock issued in connection with the exercise of stock options and restricted stock awards	48,097	1	495	—	—	496
Repurchase of common stock	(791,397)	(8)	(20,634)	—	—	(20,642)
Stock-based compensation expense	—	—	2,559	—	—	2,559
BALANCE AT JUNE 30, 2025	51,397,629	$514	$1,185,048	$529,216	$(110,944)	$1,603,834

BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
Net income	—	—	—	55,900	—	55,900
Other comprehensive loss	—	—	—	—	(3,079)	(3,079)
Cash dividends declared, $0.26 per share	—	—	—	(13,897)	—	(13,897)
Common stock issued in connection with the exercise of stock options and restricted stock awards	273,037	3	220	—	—	223
Stock-based compensation expense	—	—	5,630	—	—	5,630
BALANCE AT JUNE 30, 2024	53,564,116	$536	$1,238,477	$447,948	$(121,166)	$1,565,795

BALANCE AT DECEMBER 31, 2024	53,428,699	$534	$1,240,050	$492,640	$(125,364)	$1,607,860
Net income	—	—	—	51,054	—	51,054
Other comprehensive income	—	—	—	—	14,420	14,420
Cash dividends declared, $0.28 per share	—	—	—	(14,478)	—	(14,478)
Common stock issued in connection with the exercise of stock options and restricted stock awards	139,289	2	(305)	—	—	(303)
Repurchase of common stock	(2,170,359)	(22)	(59,222)	—	—	(59,244)
Stock-based compensation expense	—	—	4,525	—	—	4,525
BALANCE AT JUNE 30, 2025	51,397,629	$514	$1,185,048	$529,216	$(110,944)	$1,603,834
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,054	$55,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	15,083	16,339
Net accretion of discount on loans	(10,741)	(18,649)
Net (accretion) amortization of securities	(1,646)	4,606
Provision for credit losses	4,722	2,163
Deferred income tax expense	778	1,387
Stock-based compensation expense	4,525	5,630
Net change in operating leases	1,725	2,262
Bank-owned life insurance income	(1,228)	(1,178)
Federal Home Loan Bank stock dividends	(376)	(493)
Gain on sale of assets	(360)	(449)
Excess tax benefit from stock based compensation	708	(183)
(Increase) decrease in accrued interest receivable and other assets	(17,402)	10,329
Decrease in accrued interest payable and other liabilities	(26,764)	(8,451)
Net cash provided by operating activities	20,078	69,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(3,090,997)	(323,235)
Proceeds from maturities and principal paydowns of available for sale securities	2,939,045	72,512
Proceeds from sales and calls of available for sale securities	115,201	6,914
Net change in total loans	175,884	226,533
Purchase of bank premises and equipment	(1,981)	(1,552)
Proceeds from sale of bank premises, equipment and other real estate	6,967	2,011
Net (purchase) redemption of Federal Reserve Bank and Federal Home Loan Bank stock	(38,514)	10,455
Net cash provided by (used in) investing activities	105,605	(6,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(392,513)	(238,374)
Net (decrease) increase in interest-bearing deposits	(62,257)	90,210
Net change in borrowed funds	70,000	190,000
Dividends paid to common shareholders	(14,478)	(13,897)
(Payments made) proceeds from the issuance of restricted stock and stock option exercises	(303)	223
Repurchase of common stock	(59,244)	—
Net cash (used in) provided by financing activities	(458,795)	28,162
NET CHANGE IN CASH AND CASH EQUIVALENTS	(333,112)	91,013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,216	399,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$578,104	$490,250
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$11,300	$5,700
Interest paid	96,871	96,035
Cash paid for operating lease liabilities	2,076	2,424
SUPPLEMENTAL NONCASH DISCLOSURE:
Loans transferred to other real estate	13,005	2,639

See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations—Stellar Bancorp, Inc. (“Stellar”) through its wholly-owned subsidiary, Stellar Bank (the “Bank” and together with Stellar, collectively referred to herein as “we,” “us,” “our” and the “Company”), provides a diversified range of commercial banking services primarily to small-to medium-sized businesses. Stellar derives substantially all of its revenues and income from the operation of the Bank.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Recent Accounting Standards

Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” was issued in December 2023. This update requires that public business entities on an annual basis (1) disclose specific categories in the tax rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold and (3) disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption was permitted. The Company will adopt this ASU and does not believe it will have a significant impact on the Company's financial statements.

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2024	$497,318	$92,546	$146
Amortization	—	(11,078)	(18)
Decrease due to payoff of serviced loans	—	—	(4)
Balance as of June 30, 2025	$497,318	$81,468	$124

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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2025 is as follows (in thousands):

Remaining 2025	$10,450
2026	18,896
2027	16,272
2028	13,244
Thereafter	22,606
Total	$81,468
3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$183,978	$520	$(4,253)	$180,245
Municipal securities	219,119	147	(30,907)	188,359
Agency mortgage-backed pass-through securities	664,597	619	(40,414)	624,802
Agency collateralized mortgage obligations	702,301	1,135	(61,082)	642,354
Corporate bonds and other	100,086	488	(6,650)	93,924
Total	$1,870,081	$2,909	$(143,306)	$1,729,684

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
As of June 30, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$75,876	$74,657
Due after one year through five years	16,527	16,667
Due after five years through ten years	134,091	120,726
Due after ten years	276,689	250,478
Subtotal	503,183	462,528
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,366,898	1,267,156
Total	$1,870,081	$1,729,684

Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	June 30, 2025
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$20,621	$(393)	$122,022	$(3,860)	$142,643	$(4,253)
Municipal securities	10,265	(397)	166,758	(30,510)	177,023	(30,907)
Agency mortgage-backed pass-through securities	270,162	(5,495)	247,653	(34,919)	517,815	(40,414)
Agency collateralized mortgage obligations	136,759	(2,539)	362,583	(58,543)	499,342	(61,082)
Corporate bonds and other	1,991	(8)	64,818	(6,642)	66,809	(6,650)
Total	$439,798	$(8,832)	$963,834	$(134,474)	$1,403,632	$(143,306)

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$29,443	$(576)	$122,936	$(5,131)	$152,379	$(5,707)
Municipal securities	8,512	(183)	168,132	(28,276)	176,644	(28,459)
Agency mortgage-backed pass-through securities	254,169	(6,861)	265,993	(38,485)	520,162	(45,346)
Agency collateralized mortgage obligations	216,422	(4,501)	317,225	(66,827)	533,647	(71,328)
Corporate bonds and other	11,903	(1,097)	81,027	(8,464)	92,930	(9,561)
Total	$520,449	$(13,218)	$955,313	$(147,183)	$1,475,762	$(160,401)
During the six months ended June 30, 2025, the Company had sales and calls of securities of $115.2 million with a loss of $3 thousand. During the six months ended June 30, 2024, the Company had sales and calls of securities of $6.9 million with no gain or loss recorded.
At June 30, 2025 and December 31, 2024, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $537.4 million at June 30, 2025 and $410.2 million at December 31, 2024. The majority of the securities in each case were pledged to collateralize public fund deposits.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas, and segregated by class of loan were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$1,346,744	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	3,840,981	3,868,218
Commercial real estate construction and land development	762,911	845,494
1-4 family residential (including home equity)	1,126,523	1,115,484
Residential construction	137,855	157,977
Consumer and other	72,333	90,421
Total loans	7,287,347	7,439,854
Allowance for credit losses on loans	(83,165)	(81,058)
Loans, net	$7,204,182	$7,358,796
Nonaccrual and Past Due Loans
An aging analysis of past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees, and excluding accrued interest receivable of $28.2 million and $30.4 million as of June 30, 2025 and December 31, 2024, respectively, due to immateriality.

	June 30, 2025
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$5,288	$—	$5,288	$13,395	$1,328,061	$1,346,744
Real estate:
Commercial real estate (including multi-family residential)	16,792	—	16,792	23,359	3,800,830	3,840,981
Commercial real estate construction and land development	4,763	—	4,763	3,412	754,736	762,911
1-4 family residential (including home equity)	3,358	—	3,358	9,965	1,113,200	1,126,523
Residential construction	171	—	171	176	137,508	137,855
Consumer and other	56	—	56	198	72,079	72,333
Total loans	$30,428	$—	$30,428	$50,505	$7,206,414	$7,287,347

	December 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,814	$—	$6,814	$8,500	$1,346,946	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	15,128	—	15,128	16,459	3,836,631	3,868,218
Commercial real estate construction and land development	1,614	—	1,614	3,061	840,819	845,494
1-4 family residential (including home equity)	10,684	—	10,684	9,056	1,095,744	1,115,484
Residential construction	478	—	478	—	157,499	157,977
Consumer and other	37	—	37	136	90,248	90,421
Total loans	$34,755	$—	$34,755	$37,212	$7,367,887	$7,439,854
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

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2025 and December 31, 2024:

	June 30, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial and industrial
Pass	$135,212	$228,099	$153,052	$122,302	$79,840	$25,924	$521,329	$29,736	$1,295,494	$1,321,977
Special Mention	—	950	2,253	6,358	1,087	987	1,561	51	13,247	6,266
Substandard	201	4,472	3,734	4,688	629	10,690	4,256	9,333	38,003	34,017
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$135,413	$233,521	$159,039	$133,348	$81,556	$37,601	$527,146	$39,120	$1,346,744	$1,362,260

Current period gross charge-offs	$—	$—	$22	$21	$20	$—	$—	$45	$108

Commercial real estate (including multi-family residential)
Pass	$309,878	$328,504	$342,026	$1,233,821	$661,711	$601,200	$125,170	$21,598	$3,623,908	$3,671,749
Special Mention	8,123	3,034	10,126	31,013	30,239	24,712	299	489	108,035	99,165
Substandard	7,015	15,363	10,249	18,706	22,615	32,023	2,104	963	109,038	97,304
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$325,016	$346,901	$362,401	$1,283,540	$714,565	$657,935	$127,573	$23,050	$3,840,981	$3,868,218

Current period gross charge-offs	$—	$—	$116	$—	$—	$—	$—	$—	$116

Commercial real estate construction and land development
Pass	$150,527	$183,114	$128,113	$178,153	$48,836	$10,530	$38,429	$3,652	$741,354	$828,418
Special Mention	—	100	150	1,761	336	265	—	—	2,612	8,911
Substandard	10,237	1,104	5,509	369	125	853	271	477	18,945	8,165
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$160,764	$184,318	$133,772	$180,283	$49,297	$11,648	$38,700	$4,129	$762,911	$845,494

Current period gross charge-offs	$—	$—	$—	$310	$—	$—	$—	$—	$310

	June 30, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$76,928	$133,437	$164,760	$269,522	$181,589	$170,029	$78,362	$15,250	$1,089,877	$1,073,277
Special Mention	—	1,065	1,191	2,727	877	1,976	72	442	8,350	10,326
Substandard	173	2,008	1,988	5,202	6,035	7,690	3,508	1,692	28,296	31,881
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$77,101	$136,510	$167,939	$277,451	$188,501	$179,695	$81,942	$17,384	$1,126,523	$1,115,484

Current period gross charge-offs	$—	$274	$—	$—	$68	$—	$—	$—	$342

Residential construction
Pass	$49,336	$57,538	$23,567	$—	$—	$—	$6,484	$—	$136,925	$151,742
Special Mention	—	—	—	—	350	—	—	—	350	321
Substandard	—	580	—	—	—	—	—	—	580	5,914
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$49,336	$58,118	$23,567	$—	$350	$—	$6,484	$—	$137,855	$157,977

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$20,177	$28,258	$5,525	$1,961	$1,121	$221	$13,213	$1,563	$72,039	$90,143
Special Mention	—	—	—	—	9	—	1	—	10	16
Substandard	54	42	36	94	15	—	—	43	284	262
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$20,231	$28,300	$5,561	$2,055	$1,145	$221	$13,214	$1,606	$72,333	$90,421

Current period gross charge-offs	$—	$1	$3	$—	$—	$—	$—	$—	$4

Total loans
Pass	$742,058	$958,950	$817,043	$1,805,759	$973,097	$807,904	$782,987	$71,799	$6,959,597	$7,137,306
Special Mention	8,123	5,149	13,720	41,859	32,898	27,940	1,933	982	132,604	125,005
Substandard	17,680	23,569	21,516	29,059	29,419	51,256	10,139	12,508	195,146	177,543
Doubtful	—	—	—	—	—	—	—	—	—	—
Total loans	$767,861	$987,668	$852,279	$1,876,677	$1,035,414	$887,100	$795,059	$85,289	$7,287,347	$7,439,854

Current period gross charge-offs	$—	$275	$141	$331	$88	$—	$—	$45	$880

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and six months ended June 30, 2025 and 2024:

	Commercial and industrial	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Three Months Ended
Balance March 31, 2025	$30,384	$34,008	$13,650	$3,367	$1,396	$941	$83,746
Provision for (reversal of) credit losses on loans	14	(829)	741	(200)	(37)	(64)	(375)
Charge-offs	(63)	(116)	—	(118)	—	(1)	(298)
Recoveries	76	13	—	—	—	3	92
Net charge-offs	13	(103)	—	(118)	—	2	(206)
Balance June 30, 2025	$30,411	$33,076	$14,391	$3,049	$1,359	$879	$83,165
Six Months Ended
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Provision for (reversal of) credit losses on loans	1,180	3,346	(1,682)	71	(206)	(233)	2,476
Charge-offs	(108)	(116)	(310)	(342)	—	(4)	(880)
Recoveries	492	13	—	—	—	6	511
Net charge-offs	384	(103)	(310)	(342)	—	2	(369)
Balance June 30, 2025	$30,411	$33,076	$14,391	$3,049	$1,359	$879	$83,165
Three Months Ended
Balance March 31, 2024	$37,451	$36,611	$14,052	$5,055	$2,695	$421	$96,285
Provision for (reversal of) credit losses on loans	1,225	(714)	(1,541)	174	(732)	74	(1,514)
Charge-offs	(501)	—	—	—	—	(100)	(601)
Recoveries	601	—	—	1	—	—	602
Net charge-offs	100	—	—	1	—	(100)	1
Balance June 30, 2024	$38,776	$35,897	$12,511	$5,230	$1,963	$395	$94,772
Six Months Ended
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for (reversal of) credit losses on loans	6,892	(1,763)	(1,116)	439	(660)	9	3,801
Charge-offs	(810)	(527)	—	—	—	(105)	(1,442)
Recoveries	715	—	—	6	—	8	729
Net charge-offs	(95)	(527)	—	6	—	(97)	(713)
Balance June 30, 2024	$38,776	$35,897	$12,511	$5,230	$1,963	$395	$94,772
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments, classified in other liabilities and adjusted as a provision for credit loss expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is informed by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund is informed by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of June 30, 2025 and December 31, 2024 was $14.6 million and $12.4 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a provision on unfunded commitments of $1.5 million during the three months ended June 30, 2025 compared to a reversal of provision on unfunded commitments of $421 thousand for the three months ended June 30, 2024 and a provision on unfunded commitments of $2.2 million for the six months ended June 30, 2025 compared to a reversal of provision of $1.6 million.
Collateral Dependent Loans
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific allocation. The allowance for credit losses on collateral dependent loans was $7.3 million and $2.0 million, as of June 30, 2025 and December 31, 2024, respectively.
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$9,694	$—	$9,694
Real estate:
Commercial real estate (including multi-family residential)	21,209	—	—	21,209
Commercial real estate construction and land development	3,412	—	—	3,412
1-4 family residential (including home equity)	8,522	—	—	8,522
Residential construction	176	—	—	176
Consumer and other	—	—	61	61
Total	$33,319	$9,694	$61	$43,074

	December 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$13,654	$—	$13,654
Real estate:
Commercial real estate (including multi-family residential)	3,552	—	—	3,552
Commercial real estate construction and land development	577	—	—	577
1-4 family residential (including home equity)	13,412	—	—	13,412
Residential construction	—	—	—	—
Consumer and other	—	—	56	56
Total	$17,541	$13,654	$56	$31,251

Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$6,320	$7,075	$13,395
Real estate:
Commercial real estate (including multi-family residential)	11,626	11,733	23,359
Commercial real estate construction and land development	3,125	287	3,412
1-4 family residential (including home equity)	6,600	3,365	9,965
Residential construction	176	—	176
Consumer and other	59	139	198
Total loans	$27,906	$22,599	$50,505

	December 31, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4,835	$3,665	$8,500
Real estate:
Commercial real estate (including multi-family residential)	11,711	4,748	16,459
Commercial real estate construction and land development	633	2,428	3,061
1-4 family residential (including home equity)	6,834	2,222	9,056
Residential construction	—	—	—
Consumer and other	80	56	136
Total loans	$24,093	$13,119	$37,212

Loan Modifications
Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at June 30, 2025.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
(In thousands)
Commercial and industrial	$—	$2,523	$—	$—	$—	$—	$2,523
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$2,523	$—	$—	$—	$—	$2,523

	Six Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$3,824	$—	$—	$—	$—	$3,824
Real estate:
Commercial real estate (including multi-family residential)	—	520	—	—	—	—	520
Commercial real estate construction and land development	—	49	—	—	—	1,428	1,477
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—		—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$4,393	$—	$—	$—	$1,428	$5,821

	Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$103	$—	$—	$—	$407	$510
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	1,496	1,496
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$103	$—	$—	$—	$1,903	$2,006

	Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,163	$813	$—	$—	$875	$2,851
Real estate:
Commercial real estate (including multi-family residential)	—	—	1,768	—	—	1,496	3,264
Commercial real estate construction and land development	—	2,068	—	—	—	2,269	4,337
1-4 family residential (including home equity)	—	—	1,797	—	—	281	2,078
Residential construction	—	55	—	—	—	—	55
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,286	$4,378	$—	$—	$4,921	$12,585

The following tables summarizes, by loan portfolio, the financial effect of the Company’s loan modifications for the periods indicated:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	3	—%	6	—%
Real estate:
Commercial real estate (including multi-family residential)	—	—%	—	—%
Commercial real estate construction and land development	—	—%	—	—%
1-4 family residential (including home equity)	—	—%	—	—%
Residential construction	—	—%	—	—%
Consumer and other	—	—%	—	—%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	6	—%	4	—%
Real estate:
Commercial real estate (including multi-family residential)	12	—%	—	—%
Commercial real estate construction and land development	3	—%	5	—%
1-4 family residential (including home equity)	—	—%	—	—%
Residential construction	—	—%	6	—%
Consumer and other	—	—%	—	—%

The following table summarizes modified loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the twelve month periods indicated:

	Twelve Months Ended June 30, 2025			Twelve Months Ended June 30, 2024
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination
	(In thousands)
Commercial and industrial	$—	$—	$—	$1,047	$814	$—
Real estate:
Commercial real estate (including multi-family residential)	520	—	—	—	—	—
Commercial real estate construction and land development	224	—	1,428	1,703	—	—
1-4 family residential (including home equity)	1,077	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$1,821	$—	$1,428	$2,750	$814	$—
5. LEASES
At June 30, 2025, the Company had 30 operating leases consisting of branch locations, office facilities and equipment. The right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the six months ended June 30, 2025 and 2024.
Supplemental lease information at the dates indicated was as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$16,126	$17,279
Operating lease liability classified as other liabilities	$17,134	$18,273
Weighted average lease term, in years	6.99	7.24
Weighted average discount rate	4.32%	4.28%
Lease costs for the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Income Statement:
Operating lease cost	$1,640	$2,095	$3,402	$4,038
Short-term lease cost	6	6	12	11
Total operating lease costs	$1,646	$2,101	$3,414	$4,049

The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	June 30, 2025	December 31, 2024
	(In thousands)
Lease payments due:
Within one year	$2,127	$4,140
After one but within two years	3,879	3,739
After two but within three years	3,702	3,578
After three but within four years	3,541	3,414
After four but within five years	1,785	1,656
After five years	5,243	5,189
Total lease payments	20,277	21,716
Less: discount on cash flows	(3,143)	(3,443)
Total lease liability	$17,134	$18,273
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

The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	June 30, 2025
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$578,104	$578,104	$—	$—	$578,104
Available for sale securities	1,729,684	—	1,729,684	—	1,729,684
Loans held for investment, net of allowance	7,204,182	—	—	7,152,306	7,152,306
Accrued interest receivable	35,537	126	7,192	28,219	35,537
Financial liabilities
Deposits	$8,673,614	$—	$8,669,475	$—	$8,669,475
Accrued interest payable	7,607	—	7,607	—	7,607
Borrowed funds	69,925	—	69,925	—	69,925
Subordinated debt	70,165	—	69,635	—	69,635

	December 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$911,216	$911,216	$—	$—	$911,216
Available for sale securities	1,673,016	—	1,673,016	—	1,673,016
Loans held for investment, net of allowance	7,358,796	—	—	7,223,895	7,223,895
Accrued interest receivable	37,884	330	7,197	30,357	37,884
Financial liabilities
Deposits	$9,128,384	$—	$9,128,234	$—	$9,128,234
Accrued interest payable	17,052	—	17,052	—	17,052
Borrowed funds	—	—	—	—	—
Subordinated debt	70,105	—	68,963	—	68,963

The following tables present fair values for assets and liabilities measured on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$180,245	$—	$180,245
Municipal securities	—	188,359	—	188,359
Agency mortgage-backed pass-through securities	—	624,802	—	624,802
Agency collateralized mortgage obligations	—	642,354	—	642,354
Corporate bonds and other	—	93,924	—	93,924
Interest rate swaps	—	4,251	—	4,251
Credit risk participation agreements	—	—	11	11
Total fair value of financial assets	$—	$1,733,935	$11	$1,733,946
Financial liabilities
Interest rate swaps	$—	$4,251	$—	$4,251
Total fair value of financial liabilities	$—	$4,251	$—	$4,251

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$193,603	$—	$193,603
Municipal securities	—	191,453	—	191,453
Agency mortgage-backed pass-through securities	—	521,376	—	521,376
Agency collateralized mortgage obligations	—	660,363	—	660,363
Corporate bonds and other	—	106,221	—	106,221
Interest rate swaps	—	6,277	—	6,277
Credit risk participation agreements	—	—	8	8
Total fair value of financial assets	$—	$1,679,293	$8	$1,679,301
Financial liabilities
Interest rate swaps	$—	$6,277	$—	$6,277
Total fair value of financial liabilities	$—	$6,277	$—	$6,277
There were no transfers between levels during the six months ended June 30, 2025 or 2024.

Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below:

	June 30, 2025
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$11,377
Commercial real estate (including multi-family residential)	—	—	7,232
Commercial real estate construction and land development	—	—	—
1-4 family residential (including home equity)	—	—	5,585
Consumer and other	—	—	—
Foreclosed assets	—	—	7,652
Total	$—	$—	$31,846

	December 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$9,391
Commercial real estate (including multi-family residential)	—	—	3,722
Commercial real estate construction and land development	—	—	1,866
1-4 family residential (including home equity)	—	—	4,278
Consumer and other	—	—	—
Foreclosed assets	—	—	1,734
Total	$—	$—	$20,991
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand at June 30, 2025 and December 31, 2024 were $626.9 million and $605.6 million, respectively.
Scheduled maturities of time deposits as of June 30, 2025 were as follows (in thousands):

2025	$825,332
2026	286,972
2027	20,513
2028	8,118
Thereafter	14,063
Total	$1,154,998

As of June 30, 2025, the Company had brokered deposits of $163.2 million, or 1.9% of total deposits, and $481.8 million, or 5.3% of total deposits, as of December 31, 2024. Also included within deposits are public funds which are deposits from governments and municipalities that are subject to seasonality and are fully collateralized by either securities pledged or FHLB letters of credit. Public funds totaled $1.12 billion, or 12.9% of total deposits, as of June 30, 2025 compared to $1.56 billion, or 17.1% of total deposits, as of December 31, 2024.

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2025, management determined there was no such deterioration.

At both June 30, 2025 and December 31, 2024, the Company had nine interest rate swap agreements outstanding with borrowers and financial institutions. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At both June 30, 2025 and December 31, 2024, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated below were as follows (dollars in thousands):

	June 30, 2025
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$62,226	$4,012	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.34
Financial institutions	Other assets	4,722	168	4.99%	U.S. Prime	2.46
Customers	Other assets	8,459	71	6.67%	SOFR 1M + 2.75%	1.89
Financial institutions	Other liabilities	8,459	(71)	6.67%	SOFR 1M + 2.75%	1.89
Customers	Other liabilities	4,722	(168)	4.99%	U.S. Prime	2.46
Customers	Other liabilities	62,226	(4,012)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.34
Credit risk participation agreements:
Financial institutions	Other assets	19,501	11	3.50% - 5.40%	SOFR 1M + 2.50%	5.85

	December 31, 2024
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$65,307	$6,000	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Financial institutions	Other assets	4,787	277	4.99%	U.S. Prime	2.95
Customers	Other liabilities	4,787	(277)	4.99%	U.S. Prime	2.95
Customers	Other liabilities	65,307	(6,000)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Credit risk participation agreements:
Financial institutions	Other assets	19,929	8	3.50% - 5.40%	SOFR 1M + 2.50%	6.32

9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2025, the Company had a total borrowing capacity of $3.19 billion, of which $1.97 billion was available under this agreement and $1.22 billion was outstanding pursuant to FHLB advances and letters of credit. Of the $1.22 billion, there were $70.0 million of FHLB short-term advances outstanding at June 30, 2025 at a weighted-average rate of 4.75% and $1.14 billion of FHLB letters of credit.
At June 30, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$363,340
2026	210,950
2027	391,000
2028	56,000
Thereafter	123,000
Total	$1,144,290
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At June 30, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three or six months ended June 30, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of June 30, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at June 30, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at June 30, 2025.
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

11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible items.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Income tax expense	$6,680	$7,792	$12,943	$14,551
Effective income tax rate	20.2%	20.8%	20.2%	20.7%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and six months ended June 30, 2025 and 2024.
12. STOCK-BASED COMPENSATION
During the second quarter of 2025, the Company increased the maximum shares authorized to be issued under the 2022 Omnibus Incentive Plan (the “2022 Plan”) to 3,100,000 shares of common stock. All restricted stock and performance share awards outstanding at June 30, 2025 were issued under the 2022 Plan. At June 30, 2025, there were 1,684,456 shares reserved for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $2.6 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively and $4.5 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.
Stock Options
Stock options outstanding at June 30, 2025 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. Stock option activity during the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2025	119	$20.98	2.05	$876
Options granted	—	—
Options exercised	(34)	19.89
Options forfeited	(3)	21.33
Options outstanding, June 30, 2025	82	$21.42	1.86	$542
Options vested and exercisable, June 30, 2025	82	$21.42	1.86	$542
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

Nonvested shares of restricted stock activity during the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2025	429	$24.81
Share awards granted	268	28.76
Share awards vested	(160)	23.95
Unvested share awards forfeited or cancelled	(31)	27.37
Nonvested share awards outstanding, June 30, 2025	506	$27.01
As of June 30, 2025, there was $10.7 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.05 years.
Performance Share Units (“PSUs”) and Performance Share Awards (“PSAs”)
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. There were 88,941 PSUs awarded during the six months ended June 30, 2025, which were granted with a three-year performance period and will vest in March 2028. The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with accounting standards codification (“ASC”) 718. At June 30, 2025, there was $3.8 million of unrecognized compensation expense related to the PSUs and PSAs, which is expected to be recognized over a weighted-average period of 2.35 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Commitments to extend credit	$1,930,315	$1,701,923
Standby letters of credit	42,230	43,639
Total	$1,972,545	$1,745,562
    At June 30, 2025 and December 31, 2024, the Company had FHLB letters of credit in the amount of $1.14 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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

14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of June 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The Bank’s capital ratios as of June 30, 2025 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework. The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2025 and December 31, 2024:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
June 30, 2025
Total Capital (to risk-weighted assets)	$1,291,691	15.98%	$646,568	8.00%	$848,620	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,135,992	14.06%	363,694	4.50%	565,747	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,146,157	14.18%	484,926	6.00%	686,978	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,146,157	11.44%	400,609	4.00%	400,609	4.00%	N/A	N/A
December 31, 2024
Total Capital (to risk-weighted assets)	$1,294,263	16.00%	$647,103	8.00%	$849,323	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,360	14.14%	363,996	4.50%	566,215	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,153,258	14.26%	485,328	6.00%	687,547	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,153,258	11.31%	431,344	4.00%	431,344	4.00%	N/A	N/A
STELLAR BANK
June 30, 2025
Total Capital (to risk-weighted assets)	$1,241,349	15.39%	$645,368	8.00%	$847,045	10.50%	$806,710	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,815	14.18%	363,019	4.50%	564,697	7.00%	524,361	6.50%
Tier 1 Capital (to risk-weighted assets)	1,143,815	14.18%	484,026	6.00%	685,703	8.50%	645,368	8.00%
Tier 1 Leverage (to average tangible assets)	1,143,815	11.44%	399,935	4.00%	399,935	4.00%	499,919	5.00%
December 31, 2024
Total Capital (to risk-weighted assets)	$1,233,994	15.28%	$646,030	8.00%	$847,915	10.50%	$807,538	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	363,392	4.50%	565,277	7.00%	524,900	6.50%
Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	484,523	6.00%	686,407	8.50%	646,030	8.00%
Tier 1 Leverage (to average tangible assets)	1,140,989	11.21%	407,219	4.00%	407,219	4.00%	509,024	5.00%
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

15. EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated as net income divided by the weighted-average number of common shares outstanding during the period. All restricted shares and performance share awards are considered outstanding at the date of grant. Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earning per common shares computation plus the potential diluted effect of outstanding stock options and performance share units using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and for the reported periods is provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$26,352		$29,753		$51,054		$55,900
Basic:
Weighted average shares outstanding	51,529	$0.51	53,572	$0.56	52,333	$0.98	53,457	$1.05
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	40		36		43		49
Total	51,569	$0.51	53,608	$0.56	52,376	$0.97	53,506	$1.04
There were 99,011 and 101,166 shares not considered in computing diluted earnings per share as of June 30, 2025 and 2024, respectively, as they were antidilutive.

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
•the failure of certain third or fourth-party vendors to perform;
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

As of June 30, 2025, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.6 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $2.9 million. Increasing estimated loss rates by 5% (i.e., quantitative and qualitative) would have a $3.5 million impact.

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
Results of Operations
Net income was $26.4 million, or $0.51 per diluted share, for the three months ended June 30, 2025 compared to $29.8 million, or $0.56 per diluted share, for the three months ended June 30, 2024. The decrease in net income was primarily due to a $3.1 million decrease in net interest income and a $3.0 million increase in the provision for credit losses, partially offset by a $1.2 million decrease in noninterest expense and a $1.1 million decrease in the provision for income taxes.

Annualized returns on average assets, returns on average equity and efficiency ratios were 1.01%, 6.62% and 61.87%, for the three months ended June 30, 2025, respectively, compared to 1.13%, 7.78% and 60.81% for the three months ended June 30, 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense, excluding amortization of core deposit intangibles, by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale of assets. Additionally, taxes and provisions for credit losses are not part of the efficiency ratio calculation. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles during 2025. Prior periods were recalculated and disclosed under the revised calculation.
Net income was $51.1 million, or $0.97 per diluted share, for the six months ended June 30, 2025 compared to $55.9 million, or $1.04 per diluted share, for the six months ended June 30, 2024. The decrease in net income was primarily due to a $5.9 million decrease in net interest income, a $2.6 million increase in the provision for credit losses and a $416 thousand decrease in noninterest income partially offset by $2.5 million decrease in noninterest expense and a $1.6 million decrease in the provision for income taxes.
Annualized returns on average assets, returns on average equity and efficiency ratios were 0.98%, 6.42% and 61.90%, for the six months ended June 30, 2025, respectively, compared to 1.06%, 7.33% and 60.62% for the six months ended June 30, 2024, respectively. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles during 2025. Prior periods were recalculated and disclosed under the revised calculation.
Net Interest Income
Three months ended June 30, 2025 compared with three months ended June 30, 2024. Net interest income before the provision for credit losses for the three months ended June 30, 2025 was $98.3 million compared with $101.4 million for the three months ended June 30, 2024, a decrease of $3.1 million, or 3.0%, primarily due to the decrease in average loans along with lower purchase accounting accretion and lower rates on loans which more than offset the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $142.7 million for the three months ended June 30, 2025, a decrease of $9.5 million, or 6.2%, compared with $152.2 million for the three months ended June 30, 2024, primarily due to the decrease in average loans and loan yields due in part to lower purchase accounting accretion and changes in earning asset mix, partially offset by an increase in average securities, average securities yield and deposits in other financial institutions. The yield on the securities portfolio increased to 3.73% for the three months ended June 30, 2025 from 3.31% for the same period in 2024. Average interest-earning assets decreased $168.3 million, or 1.75%, for the three months ended June 30, 2025 compared with the three months ended June 30, 2024, primarily due the decrease in average loans partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 77.1% for the three months ended June 30, 2025 compared to 81.2% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $5.3 million for the three months ended June 30, 2025 compared to $10.1 million for the three months ended June 30, 2024.
Interest expense was $44.3 million for the three months ended June 30, 2025, a decrease of $6.4 million, or 12.6%, compared with $50.8 million for the three months ended June 30, 2024. This decrease was primarily due to lower interest rates, a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds. The cost of average interest-bearing liabilities decreased to 3.16% for the three months ended June 30, 2025 from 3.59% for the same period in 2024. Average interest-bearing liabilities decreased $59.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a decrease in borrowed funds and subordinated debt partially offset by an increase in average interest-bearing deposits.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the three months ended June 30, 2025 was 4.18%, a decrease of 6 basis points compared to 4.24% for the three months ended June 30, 2024. The decrease in the net interest margin on a tax equivalent basis was primarily due to lower rates on interest-earning assets, largely driven by lower purchase accounting accretion and changes in earning asset mix, partially offset by decreased funding costs. The average rate paid on interest-bearing liabilities of 3.16% and the average yield on interest-earning assets of 6.06% for the three months ended June 30, 2025 decreased by 43 basis points and 30 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended June 30, 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,282,609	$121,814	6.71%	$7,808,320	$135,885	7.00%
Securities	1,729,384	16,103	3.73%	1,549,638	12,739	3.31%
Deposits in other financial institutions	436,596	4,782	4.39%	258,916	3,555	5.52%
Total interest-earning assets	9,448,589	$142,699	6.06%	9,616,874	$152,179	6.36%
Allowance for credit losses on loans	(83,700)			(96,306)
Noninterest-earning assets	1,099,268			1,103,297
Total assets	$10,464,157			$10,623,865

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,952,004	$14,399	2.96%	$1,545,096	$12,213	3.18%
Money market and savings deposits	2,371,221	16,698	2.82%	2,227,393	16,186	2.92%
Certificates and other time deposits	1,201,903	11,459	3.82%	1,694,536	18,758	4.45%
Borrowed funds	34,427	407	4.74%	112,187	1,700	6.09%
Subordinated debt	70,151	1,401	8.01%	109,910	1,912	7.00%
Total interest-bearing liabilities	5,629,706	$44,364	3.16%	5,689,122	$50,769	3.59%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,160,791			3,308,633
Other liabilities	78,120			87,986
Total liabilities	8,868,617			9,085,741
Shareholders’ equity	1,595,540			1,538,124
Total liabilities and shareholders’ equity	$10,464,157			$10,623,865

Net interest rate spread			2.90%			2.77%

Net interest income and margin(1)		$98,335	4.17%		$101,410	4.24%

Net interest income and margin (tax equivalent)(2)		$98,427	4.18%		$101,482	4.24%

Cost of funds			2.02%			2.27%
Cost of deposits			1.97%			2.16%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended June 30, 2025 and 2024.

Six months ended June 30, 2025 compared with six months ended June 30, 2024. Net interest income before the provision for credit losses for the six months ended June 30, 2025 was $197.6 million compared with $203.5 million for the six months ended June 30, 2024 a decrease of $5.9 million, or 2.9% primarily due to the decrease in average loans along with lower purchase accounting accretion and rates on loans which more than offset the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $285.0 million for the six months ended June 30, 2025 a decrease of $15.6 million, or 5.2%, compared with $300.6 million for the six months ended June 30, 2024, primarily due to a decrease in average loans and loan yields due in part to lower purchase accounting accretion and changes in the earning asset mix, partially offset by an increase in average securities, average yield on securities and deposits in other financial institutions. The yield on the securities portfolio increased to 3.76% for the six months ended June 30, 2025 from 3.07% for the same period in 2024. Average interest-earning assets decreased $111.2 million, or 1.2%, for the six months ended June 30, 2025 compared with the six months ended June 30, 2024, primarily due to the decrease in average loans partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 76.8% for the six months ended June 30, 2025 compared to 81.8% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $10.7 million for the six months ended June 30, 2025 compared to $18.6 million for the six months ended June 30, 2024.
Interest expense was $87.4 million for the six months ended June 30, 2025 a decrease of $9.6 million, or 9.9%, compared with $97.1 million for the six months ended June 30, 2024. This decrease was primarily due to lower interest rates, a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds. The cost of average interest-bearing liabilities decreased to 3.15% for the six months ended June 30, 2025 compared to 3.48% for the same period in 2024. Average interest-bearing liabilities decreased $18.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease in borrowed funds and subordinated debt partially offset by an increase in average interest-bearing deposits.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the six months ended June 30, 2025 was 4.19%, a decrease of 6 basis points compared to 4.25% for the six months ended June 30, 2024. The decrease in the net interest margin on a tax equivalent basis was primarily due to lower rates on interest-earning assets, largely driven by lower purchase accounting accretion and changes in earning asset mix, partially offset by decreased funding costs. The average rate paid on interest-bearing liabilities of 3.15% and the average yield on interest-earning assets of 6.04% for the six months ended June 30, 2025 decreased by 33 basis points and 24 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the six months ended June 30, 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$7,313,283	$242,454	6.69%	$7,873,572	$270,570	6.91%
Securities	1,773,092	33,063	3.76%	1,495,726	22,850	3.07%
Deposits in other financial institutions	433,625	9,502	4.42%	261,911	7,182	5.51%
Total interest-earning assets	9,520,000	$285,019	6.04%	9,631,209	$300,602	6.28%
Allowance for credit losses on loans	(82,440)			(93,959)
Noninterest-earning assets	1,099,956			1,118,077
Total assets	$10,537,516			$10,655,327

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,931,926	$26,791	2.80%	$1,621,154	$24,491	3.04%
Money market and savings deposits	2,303,273	31,880	2.79%	2,189,099	31,438	2.89%
Certificates and other time deposits	1,249,175	24,986	4.03%	1,569,292	33,842	4.34%
Borrowed funds	40,079	924	4.65%	123,293	3,474	5.67%
Subordinated debt	70,136	2,845	8.18%	109,859	3,829	7.01%
Total interest-bearing liabilities	5,594,589	$87,426	3.15%	5,612,697	$97,074	3.48%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,252,917			3,417,196
Other liabilities	85,171			92,223
Total liabilities	8,932,677			9,122,116
Shareholders’ equity	1,604,839			1,533,211
Total liabilities and shareholders’ equity	10,537,516			10,655,327

Net interest rate spread			2.89%			2.80%

Net interest income and margin(1)		$197,593	4.19%		$203,528	4.25%

Net interest income and margin (tax equivalent)(2)		$197,780	4.19%		$203,688	4.25%

Cost of funds			1.99%			2.16%
Cost of deposits			1.93%			2.05%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(9,174)	$(4,897)	$(14,071)	$(38,719)	$10,603	$(28,116)
Securities	1,482	1,882	3,364	8,521	1,692	10,213
Deposits in other financial institutions	2,446	(1,219)	1,227	9,469	(7,149)	2,320
Total decrease increase in interest income	(5,246)	(4,234)	(9,480)	(20,729)	5,146	(15,583)
Interest-bearing Liabilities:
Interest-bearing demand deposits	3,225	(1,039)	2,186	9,441	(7,141)	2,300
Money market and savings deposits	1,048	(536)	512	3,297	(2,855)	442
Certificates and other time deposits	(5,468)	(1,831)	(7,299)	(13,883)	5,027	(8,856)
Borrowed funds	(1,182)	(111)	(1,293)	(4,715)	2,165	(2,550)
Subordinated debt	(694)	183	(511)	(2,784)	1,800	(984)
Total decrease in interest expense	(3,071)	(3,334)	(6,405)	(8,644)	(1,004)	(9,648)
(Decrease) increase in net interest income	$(2,175)	$(900)	$(3,075)	$(12,085)	$6,150	$(5,935)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision in order to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $1.1 million and a reversal of provision of $1.9 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recorded a provision for credit losses of $4.7 million and $2.2 million, respectively. The provision for credit losses for the three months ended June 30, 2025 was primarily due to the increase in unfunded commitments within the allowance for credit losses model partially offset by decreases in loan balances, among other things. The provision for credit losses for the six months ended June 30, 2025 was primarily due to changes in the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans partially offset by decreases in loan balances, among other things.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, bank-owned life insurance income and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended June 30, 2025 compared with three months ended June 30, 2024. Noninterest income totaled $5.8 million for the three months ended June 30, 2025 compared with $5.4 million for the same period in 2024, an increase of $375 thousand, or 6.9%, primarily due to $490 thousand in Federal Reserve Bank (“FRB”) dividends included in other noninterest income as a result of Stellar Bank becoming a member of the Federal Reserve System effective April 2025.
Six months ended June 30, 2025 compared with six months ended June 30, 2024. Noninterest income totaled $11.3 million for the six months ended June 30, 2025 compared with $11.7 million for the same period in 2024, a decrease of $416 thousand, or 3.6%, primarily due to a decrease in other noninterest income and service charges on deposit accounts.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In thousands)
Service charges on deposit accounts	$1,561	$1,648	$(87)	$3,145	$3,246	$(101)
Gain on sale of assets	(57)	(64)	7	360	449	(89)
Bank-owned life insurance income	618	591	27	1,228	1,178	50
Debit card and interchange income	566	543	23	1,086	1,070	16
Other(1)	3,103	2,698	405	5,477	5,769	(292)
Total noninterest income	$5,791	$5,416	$375	$11,296	$11,712	$(416)
(1) Other includes Small Business Investment Company income, FHLB and FRB dividends and wire transfer fees among other items.
Noninterest Expense
Three months ended June 30, 2025 compared with three months ended June 30, 2024. Noninterest expense was $70.0 million for the three months ended June 30, 2025 compared to $71.2 million for the three months ended June 30, 2024 a decrease of $1.2 million, or 1.7%, primarily due to a decrease of $738 thousand in regulatory assessments, $667 thousand in amortization of intangibles, $333 thousand in professional fees and $1.7 million in other noninterest expense partially offset by an increase of $1.9 million in salaries and employee benefits.
Six months ended June 30, 2025 compared with six months ended June 30, 2024. Noninterest expense was $140.2 million for the six months ended June 30, 2025 compared to $142.6 million for the six months ended June 30, 2024, a decrease of $2.5 million, or 1.7%, primarily due to a decrease of $1.3 million in amortization of intangibles, $1.2 million in professional fees, $568 thousand in net occupancy and equipment and $2.0 million in other noninterest expense partially offset by an increase of $2.3 million in salaries and employee benefits and $907 thousand in data processing and software amortization.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In thousands)
Salaries and employee benefits(1)	$40,927	$39,061	$1,866	$82,719	$80,437	$2,282
Net occupancy and equipment	4,399	4,503	(104)	8,325	8,893	(568)
Depreciation	1,992	1,948	44	3,987	3,912	75
Data processing and software amortization	5,620	5,501	119	11,302	10,395	907
Professional fees	1,287	1,620	(333)	3,073	4,282	(1,209)
Regulatory assessments and FDIC insurance	1,561	2,299	(738)	3,294	4,153	(859)
Amortization of intangibles	5,548	6,215	(667)	11,096	12,427	(1,331)
Communications	861	847	14	1,708	1,784	(76)
Advertising	1,167	891	276	1,949	1,656	293
Other	6,642	8,331	(1,689)	12,717	14,687	(1,970)
Total noninterest expense	$70,004	$71,216	$(1,212)	$140,170	$142,626	$(2,456)
(1)Total salaries and employee benefits includes $2.6 million and $2.8 million for the three months ended June 30, 2025 and 2024 and $4.5 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively, of stock-based compensation expense.

Amortization of intangibles. Amortization of intangibles decreased $667 thousand during the three months ended June 30, 2025 and $1.3 million during the six months ended June 30, 2025 compared to the same periods in 2024.
Professional fees. Professional fees decreased $333 thousand during the three months ended June 30, 2025 and $1.2 million during the six months ended June 30, 2025, compared to the same periods in 2024 primarily due to consulting fees for various projects in 2024.
Regulatory assessments and FDIC insurance. Regulatory assessments and FDIC insurance decreased primarily due to the additional special assessment recorded in 2024 for future payments to the FDIC pursuant to the final FDIC rule implementing a special insurance assessment to recover losses to the Deposit Insurance Fund associated with protecting uninsured depositors following several bank failures in 2023.
Data processing and software amortization. Data processing and software amortization increased $119 thousand during the three months ended June 30, 2025 and $907 thousand during the six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased software expense.
Salaries and employee benefits. Salaries and benefits increased $1.9 million during the three months ended June 30, 2025 and $2.3 million during the six months ended June 30, 2025 compared to the same periods in 2024 primarily due to the increase in full-time equivalent employees and annual salary increases.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense, excluding the amortization of core deposits intangibles, by the sum of net interest income and noninterest income, excluding net gains and losses on the sale of assets. Additionally, taxes and provision for credit losses are not part of this calculation. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles in 2025. Prior periods were recalculated and are disclosed under the revised calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.87% for the three months ended June 30, 2025 compared to 60.81% for the three months ended June 30, 2024 and 61.90% for the six months ended June 30, 2025 compared to 60.62% for the six months ended June 30, 2024.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other nondeductible expenses. Income tax expense decreased $1.1 million for the three months ended June 30, 2025 and $1.6 million for the six months ended June 30, 2025 compared with the same periods in 2024 primarily due to the changes in pre-tax net income. Our effective tax rate was 20.2% for the three months ended June 30, 2025 compared to 20.8% for the three months ended June 30, 2024 and 20.2% for the six months ended June 30, 2025 compared to 20.7% for the six months ended June 30, 2024.

Financial Condition
Loan Portfolio
At June 30, 2025, total loans were $7.3 billion, a decrease of $152.5 million, or 2.1%, compared with December 31, 2024. Total loans as a percentage of deposits were 84.0% and 81.5% as of June 30, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 69.4% and 68.2% as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,346,744	18.5%	$1,362,260	18.3%
Real estate:
Commercial real estate (including multi-family residential)	3,840,981	52.7%	3,868,218	52.0%
Commercial real estate construction and land development	762,911	10.5%	845,494	11.4%
1-4 family residential (including home equity)	1,126,523	15.5%	1,115,484	15.0%
Residential construction	137,855	1.9%	157,977	2.1%
Consumer and other	72,333	0.9%	90,421	1.2%
Total loans	7,287,347	100.0%	7,439,854	100.0%
Allowance for credit losses on loans	(83,165)		(81,058)
Loans, net	$7,204,182		$7,358,796
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
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio was $1.35 billion as of June 30, 2025 and $1.36 billion as of December 31, 2024.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of June 30, 2025, our commercial real estate loans comprised 52.7% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of June 30, 2025 and December 31, 2024, 47.0% and 47.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $27.2 million, or 0.7%, to $3.84 billion as of June 30, 2025 from $3.87 billion as of December 31, 2024.

The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at June 30, 2025.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Retail	$614,162	$1,326	16.0%
Warehouse	569,591	794	14.8%
Multi-family	455,646	2,149	11.9%
Convenience Store	420,536	1,383	10.9%
Office	388,488	821	10.1%
Industrial	182,907	1,829	4.8%
Restaurant / Bar	149,353	1,052	3.9%
Church	129,841	941	3.4%
Auto Sales / Repair	129,223	714	3.4%
Healthcare	109,831	1,121	2.9%
Hotel / Motel	105,899	3,309	2.7%
Other	585,504	1,278	15.2%
Total	$3,840,981	1,158	100.0%
As of June 30, 2025, our commercial real estate loan portfolio included $280.1 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $233.3 million as of December 31, 2024.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of June 30, 2025 and December 31, 2024, 13.4% and 13.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans decreased $82.6 million, or 9.8%, to $762.9 million as of June 30, 2025 compared to $845.5 million as of December 31, 2024.
As of June 30, 2025, our commercial real estate construction and land development loan portfolio included $137.3 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing compared to $137.1 million as of December 31, 2024.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $11.0 million, or 1.0%, to $1.13 billion as of June 30, 2025 from $1.12 billion as of December 31, 2024.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $20.1 million, or 12.7%, to $137.9 million as of June 30, 2025 from $158.0 million as of December 31, 2024.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $18.1 million, or 20.0%, to $72.3 million as of June 30, 2025 from $90.4 million as of December 31, 2024.
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of June 30, 2025 and December 31, 2024, commercial real estate and commercial construction loans represented 63.2% and 63.4%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $58.2 million, or 0.55% of total assets, at June 30, 2025 compared to $38.9 million, or 0.36%, of total assets at December 31, 2024. Nonaccrual loans consisted of 172 separate credits at June 30, 2025 compared to 101 separate credits at December 31, 2024. The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$13,395	$8,500
Real estate:
Commercial real estate (including multi-family residential)	23,359	16,459
Commercial real estate construction and land development	3,412	3,061
1-4 family residential (including home equity)	9,965	9,056
Residential construction	176	—
Consumer and other	198	136
Total nonaccrual loans	50,505	37,212
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	50,505	37,212
Foreclosed assets	7,652	1,708
Total nonperforming assets	$58,157	$38,920
Troubled loan modifications(1)	$9,494	$13,457
Nonperforming assets to total assets	0.55%	0.36%
Nonperforming loans to total loans	0.69%	0.50%
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
At June 30, 2025, our allowance for credit losses on loans was $83.2 million, or 1.14% of total loans, compared with $81.1 million, or 1.09% of total loans, as of December 31, 2024. The increase in the allowance for credit losses on loans during the second quarter of 2025 primarily resulted from changes in the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans partially offset by a decrease in loan balances, among other things. The following table presents an analysis of the allowance for loan losses and other related data as of and for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Average loans outstanding	$7,313,283	$7,873,572
Gross loans outstanding at end of period	7,287,347	7,713,897
Allowance for credit losses on loans at beginning of period	81,058	91,684
Provision for credit losses on loans	2,476	3,801
Charge-offs:
Commercial and industrial loans	(108)	(810)
Real estate:
Commercial real estate (including multi-family residential)	(116)	(527)
Commercial real estate construction and land development	(310)	—
1-4 family residential (including home equity)	(342)	—
Consumer and other	(4)	(105)
Total charge-offs for all loan types	(880)	(1,442)
Recoveries:
Commercial and industrial loans	492	715
Real estate:
Commercial real estate (including multi-family residential)	13	—
1-4 family residential (including home equity)	—	6
Consumer and other	6	8
Total recoveries for all loan types	511	729
Net charge-offs	(369)	(713)
Allowance for credit losses on loans at end of period	$83,165	$94,772
Allowance for credit losses on loans to total loans	1.14%	1.23%
Net charge-offs to average loans(1)	0.01%	0.02%
Allowance for credit losses on loans to nonperforming loans	164.67%	186.17%
(1)Annualized.

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At June 30, 2025, our allowance for credit losses on unfunded commitments was $14.6 million compared to $12.4 million at December 31, 2024.
See Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of June 30, 2025, the carrying amount of investment securities totaled $1.73 billion, an increase of $56.7 million, or 3.4%, compared with $1.67 billion as of December 31, 2024. Securities represented 16.5% and 15.3% of total assets as of June 30, 2025 and December 31, 2024, respectively.
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

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$183,978	$520	$(4,253)	$180,245
Municipal securities	219,119	147	(30,907)	188,359
Agency mortgage-backed pass-through securities	664,597	619	(40,414)	624,802
Agency collateralized mortgage obligations	702,301	1,135	(61,082)	642,354
Corporate bonds and other	100,086	488	(6,650)	93,924
Total	$1,870,081	$2,909	$(143,306)	$1,729,684

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.
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

	June 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$74,750	1.05%	$3,231	5.65%	$2,540	3.51%	$103,457	4.47%	$183,978	3.09%
Municipal securities	—	0.00%	3,796	4.58%	82,050	2.32%	133,273	2.42%	219,119	2.42%
Agency mortgage-backed pass-through securities	22	2.52%	5,444	3.93%	6,898	4.60%	652,233	4.11%	664,597	4.12%
Agency collateralized mortgage obligations	—	0.00%	40,144	3.78%	35,858	4.67%	626,299	3.27%	702,301	3.37%
Corporate bonds and other	1,127	0.77%	9,500	9.94%	49,500	5.47%	39,959	2.69%	100,086	4.73%
Total	$75,899	1.05%	$62,115	4.88%	$176,846	3.78%	$1,555,221	3.62%	$1,870,081	3.57%

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$78,658	1.31%	$3,141	3.77%	$117,163	4.66%	$198,962	3.32%
Municipal securities	—	0.00%	3,314	4.76%	74,337	2.44%	141,894	2.34%	219,545	2.41%
Agency mortgage-backed pass-through securities	3,285	2.47%	4,362	3.71%	7,936	4.53%	551,136	3.83%	566,719	3.83%
Agency collateralized mortgage obligations	—	0.00%	30,539	3.44%	48,589	4.81%	651,733	3.23%	730,861	3.34%
Corporate bonds and other	4,110	4.98%	3,000	7.99%	62,000	5.42%	46,491	2.96%	115,601	4.48%
Total	$7,395	3.87%	$119,873	2.20%	$196,003	4.07%	$1,508,417	3.47%	$1,831,688	3.45%
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
As of June 30, 2025 and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.

The average yield of our securities portfolio was 3.73% for the three months ended June 30, 2025 compared with 3.31% for the three months ended June 30, 2024 and 3.76% for the six months ended June 30, 2025 compared with 3.07% for the six months ended June 30, 2024. The increase in average yield during the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to security purchases during the quarter increasing the mix of higher-yielding securities within the portfolio.
Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of both June 30, 2025 and December 31, 2024. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of June 30, 2025 was $81.5 million and $92.5 million as of December 31, 2024. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at June 30, 2025 were $8.67 billion, a decrease of $454.8 million, or 5.0%, compared with $9.13 billion at December 31, 2024 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at June 30, 2025 were $3.18 billion, a decrease of $392.5 million, or 11.0%, compared with $3.58 billion at December 31, 2024. Interest-bearing deposits at June 30, 2025 were $5.49 billion, a decrease of $62.3 million, or 1.1%, compared with $5.55 billion at December 31, 2024. Our ratio of noninterest-bearing deposits to total deposits was 36.7% and 39.2% for at June 30, 2025 and December 31, 2024, respectively. Deposits include fully collateralized public funds of $1.04 billion and $1.44 billion at June 30, 2025 and December 31, 2024, respectively.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at June 30, 2025 (in thousands):

Three months or less	$204,778
Over three months through six months	230,411
Over six months through 12 months	154,255
Over 12 months	37,424
Total	$626,868
Borrowings
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by a blanket lien on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2025, the Company had a total borrowing capacity of $3.19 billion, of which $1.97 billion was available under this agreement and $1.22 billion was outstanding pursuant to FHLB advances and letters of credit. Of the $1.22 billion, there were $70.0 million of FHLB short-term advances outstanding at June 30, 2025 at a weighted-average rate of 4.75% and $1.14 billion of FHLB letters of credit.

At June 30, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$363,340
2026	210,950
2027	391,000
2028	56,000
Thereafter	123,000
Total	$1,144,290
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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at June 30, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at June 30, 2025.
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

Credit Agreement
On December 13, 2024, the Company renewed a loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At June 30, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three or six months ended June 30, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of June 30, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the six months ended June 30, 2025 and the year ended December 31, 2024, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits decreased $59.5 million, or 0.7%, and average loans decreased $560.3 million, or 7.1%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 7.3 years and 7.2 years at June 30, 2025 and December 31, 2024, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $5.78 billion, or 66.7%, of total deposits at June 30, 2025. As of June 30, 2025, estimated uninsured deposits net of collateralized deposits were 46.2% of total deposits compared to 43.4% at December 31, 2024. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $2.02 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $7.8 billion, or 89.9%, of deposits at June 30, 2025.
As of June 30, 2025 and December 31, 2024, we had outstanding commitments to extend credit of $1.93 billion and $1.70 billion, respectively, and commitments associated with outstanding letters of credit of $42.2 million and $43.6 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. Commitments to make loans are generally made for an approval period of 120 days or less. Variable rate loan commitments were $1.57 billion at June 20, 2025 and $1.26 billion at December 31, 2025. Fixed rate loan commitments were $357.9 million at June 30, 2025 and $440.4 million at December 31, 2025. At June 30, 2025, the fixed rate loan commitments had interest rates ranging from 2.50% to 13.50% with a weighted average maturity of 2.02 and a weighted-average rate of 7.13%.

At June 30, 2025 and December 31, 2024, we had FHLB letters of credit in the amount of $1.14 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 9 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
As of June 30, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2025 and December 31, 2024, the Bank was well-capitalized under regulatory capital guidelines. Total shareholders’ equity was $1.60 billion at June 30, 2025 and $1.61 billion at December 31, 2024. Shareholders' equity decreased during the six months ended June 30, 2025 due to $59.2 million paid to repurchase common stock at a weighted average per share of $27.30 and dividends paid of $14.5 million, or $0.28 per common share, partially offset by net income of $51.1 million and a decrease of $14.4 million of other comprehensive loss.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of June 30, 2025:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
Total Capital (to risk-weighted assets)	15.98%	8.00%	10.50%	N/A
Common Equity Tier 1 capital (to risk-weighted assets)	14.06%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	14.18%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.44%	4.00%	4.00%	N/A
Stellar Bank
Total Capital (to risk-weighted assets)	15.39%	8.00%	10.50%	10.00%
Common Equity Tier 1 capital (to risk-weighted assets)	14.18%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	14.18%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	11.44%	4.00%	4.00%	5.00%

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
The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
+300	5.2%	3.1%	(4.2)%	(4.9)%
+200	3.9%	2.4%	(0.7)%	(1.8)%
+100	2.2%	1.4%	0.5%	(0.2)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.3)%	(2.5)%	(3.6)%	(2.8)%
-200	(6.8)%	(5.2)%	(10.1)%	(7.9)%
-300	(9.9)%	(8.6)%	(18.9)%	(15.1)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the six months ended June 30, 2025, changes in our overall interest rate profile were driven by the decrease in cash, loans, noninterest-bearing deposits and certificates of deposits and an increase in borrowings.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025 (the “2024-2025 Repurchase Program”). The Company repurchased 679,331 shares at a weighted average price of $25.83 per share during the second quarter of 2025 under the 2024-2025 Repurchase Program prior to its termination as of April 23, 2025. All shares repurchased were retired.
On April 23, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which is similar to the previous repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The number of shares that may be repurchased under 2025- 2026 plan was 2,212,361 based on the closing share price of the Company's common stock, as of June 30, 2025. The Company repurchased 112,066 shares at a weighted average price of $27.61 per share during the second quarter of 2025 under the 2025-2026 Repurchase Program. All shares repurchased were retired.
The following table summarizes the shares repurchased by the Company:

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
April 1, 2025 to April 30, 2025	—	$25.83	679,331	2,604,167
May 1, 2025 to May 31, 2025	—	$—	—	2,414,562
June 1, 2025 to June 30, 2025	—	$27.61	112,066	2,212,361
Total	—	$26.08	791,397
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Amended and Restated Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)

10.1	Amended and Restated Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2025)

10.2	Stellar Bancorp, Inc. Executive Severance Plan (incorporated herein b reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: July 25, 2025	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: July 25, 2025	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer