Form 10-Q
period 2025-09-30
Stellar Bancorp, Inc.
filed 2025-10-24
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

As of October 22, 2025, the registrant had 51,187,494 shares of common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
September 30, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except shares and par value)
ASSETS
Cash and due from banks	$99,407	$419,967
Interest-bearing deposits at other financial institutions	629,042	491,249
Total cash and cash equivalents	728,449	911,216
Available for sale securities, at fair value	1,842,268	1,673,016
Loans held for investment	7,167,857	7,439,854
Less: allowance for credit losses on loans	(78,924)	(81,058)
Loans, net	7,088,933	7,358,796
Accrued interest receivable	34,865	37,884
Premises and equipment, net	107,803	111,856
Federal Reserve Bank and Federal Home Loan Bank stock	45,437	8,209
Bank-owned life insurance	109,358	107,498
Goodwill	497,318	497,318
Core deposit intangibles, net	75,929	92,546
Other assets	97,753	107,451
TOTAL ASSETS	$10,628,113	$10,905,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,210,948	$3,576,206
Interest-bearing
Demand	1,960,857	1,845,749
Money market and savings	2,489,169	2,253,193
Certificates and other time	1,156,489	1,453,236
Total interest-bearing deposits	5,606,515	5,552,178
Total deposits	8,817,463	9,128,384
Accrued interest payable	9,429	17,052
Subordinated debt	70,196	70,105
Other liabilities	77,887	82,389
Total liabilities	8,974,975	9,297,930
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 51,228,156 shares issued and outstanding at September 30, 2025 and 53,428,699 shares issued and outstanding at December 31, 2024	512	534
Capital surplus	1,182,781	1,240,050
Retained earnings	547,717	492,640
Accumulated other comprehensive loss	(77,872)	(125,364)
Total shareholders’ equity	1,653,138	1,607,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,628,113	$10,905,790
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$122,557	$132,372	$365,011	$402,942
Securities:
Taxable	16,278	13,898	47,719	35,114
Tax-exempt	808	814	2,430	2,448
Deposits in other financial institutions	5,770	4,692	15,272	11,874
Total interest income	145,413	151,776	430,432	452,378
INTEREST EXPENSE:
Demand, money market and savings deposits	32,376	29,440	91,047	85,369
Certificates and other time deposits	10,920	18,073	35,906	51,915
Borrowed funds	56	840	980	4,314
Subordinated debt	1,417	1,916	4,262	5,745
Total interest expense	44,769	50,269	132,195	147,343
NET INTEREST INCOME	100,644	101,507	298,237	305,035
Provision for (reversal of) credit losses	305	(5,985)	5,027	(3,822)
Net interest income after provision for credit losses	100,339	107,492	293,210	308,857
NONINTEREST INCOME:
Service charges on deposit accounts	1,545	1,594	4,690	4,840
(Loss) gain on sale/write-down of assets	(491)	432	(131)	881
Bank-owned life insurance income	632	614	1,860	1,792
Debit card and interchange income	572	551	1,658	1,621
Other	2,728	3,111	8,205	8,880
Total noninterest income	4,986	6,302	16,282	18,014
NONINTEREST EXPENSE:
Salaries and employee benefits	43,175	41,123	125,894	121,560
Net occupancy and equipment	4,518	4,570	12,843	13,463
Depreciation	2,015	1,911	6,002	5,823
Data processing and software amortization	5,882	5,706	17,184	16,101
Professional fees	1,601	1,714	4,674	5,996
Regulatory assessments and FDIC insurance	1,688	1,779	4,982	5,932
Amortization of intangibles	5,554	6,212	16,650	18,639
Communications	855	827	2,563	2,611
Advertising	1,425	878	3,374	2,534
Other	6,429	6,346	19,146	21,033
Total noninterest expense	73,142	71,066	213,312	213,692
INCOME BEFORE INCOME TAXES	32,183	42,728	96,180	113,179
Provision for income taxes	6,513	8,837	19,456	23,388
NET INCOME	$25,670	$33,891	$76,724	$89,791
EARNINGS PER SHARE:
Basic	$0.50	$0.63	$1.48	$1.68
Diluted	$0.50	$0.63	$1.47	$1.68
DIVIDENDS PER SHARE	$0.14	$0.13	$0.42	$0.39
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$25,670	$33,891	$76,724	$89,791
Other comprehensive income:
Unrealized loss on securities:
Change in unrealized holding loss on available for sale securities during the period	41,874	42,103	60,149	38,191
Reclassification of loss realized through the sale of securities	—	—	3	—
Total other comprehensive income	41,874	42,103	60,152	38,191
Deferred tax expense related to other comprehensive income	(8,802)	(8,873)	(12,660)	(8,040)
Other comprehensive income, net of tax	33,072	33,230	47,492	30,151
Comprehensive income	$58,742	$67,121	$124,216	$119,942
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT JUNE 30, 2024	53,564,116	$536	$1,238,477	$447,948	$(121,166)	$1,565,795
Net income	—	—	—	33,891	—	33,891
Other comprehensive income	—	—	—	—	33,230	33,230
Cash dividends declared, $0.13 per share	—	—	—	(6,934)	—	(6,934)
Common stock issued in connection with the exercise of stock options and restricted stock awards	(9,217)	—	(16)	—	—	(16)
Repurchase of common stock	(108,900)	(1)	(2,841)	—	—	(2,842)
Stock-based compensation expense	—	—	2,999	—	—	2,999
BALANCE AT SEPTEMBER 30, 2024	53,445,999	$535	$1,238,619	$474,905	$(87,936)	$1,626,123

BALANCE AT JUNE 30, 2025	51,397,629	$514	$1,185,048	$529,216	$(110,944)	$1,603,834
Net income	—	—	—	25,670	—	25,670
Other comprehensive income	—	—	—	—	33,072	33,072
Cash dividends declared, $0.14 per share	—	—	—	(7,169)	—	(7,169)
Common stock issued in connection with the exercise of stock options and restricted stock awards	3,792	—	124	—	—	124
Repurchase of common stock	(173,265)	(2)	(4,996)	—	—	(4,998)
Stock-based compensation expense	—	—	2,605	—	—	2,605
BALANCE AT SEPTEMBER 30, 2025	51,228,156	$512	$1,182,781	$547,717	$(77,872)	$1,653,138

BALANCE AT DECEMBER 31, 2023	53,291,079	$533	$1,232,627	$405,945	$(118,087)	$1,521,018
Net income	—	—	—	89,791	—	89,791
Other comprehensive income	—	—	—	—	30,151	30,151
Cash dividends declared, $0.39 per share	—	—	—	(20,831)	—	(20,831)
Common stock issued in connection with the exercise of stock options and restricted stock awards	263,820	3	204	—	—	207
Repurchase of common stock	(108,900)	(1)	(2,841)	—	—	(2,842)
Stock-based compensation expense	—	—	8,629	—	—	8,629
BALANCE AT SEPTEMBER 30, 2024	53,445,999	$535	$1,238,619	$474,905	$(87,936)	$1,626,123

BALANCE AT DECEMBER 31, 2024	53,428,699	$534	$1,240,050	$492,640	$(125,364)	$1,607,860
Net income	—	—	—	76,724	—	76,724
Other comprehensive income	—	—	—	—	47,492	47,492
Cash dividends declared, $0.42 per share	—	—	—	(21,647)	—	(21,647)
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,081	2	(181)	—	—	(179)
Repurchase of common stock	(2,343,624)	(24)	(64,218)	—	—	(64,242)
Stock-based compensation expense	—	—	7,130	—	—	7,130
BALANCE AT SEPTEMBER 30, 2025	51,228,156	$512	$1,182,781	$547,717	$(77,872)	$1,653,138
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,724	$89,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	22,652	24,462
Net accretion of discount on loans	(15,541)	(25,444)
Net (accretion) amortization of discount on securities	(2,297)	5,669
Provision for credit losses	5,027	(3,822)
Deferred income tax expense	14	2,146
Stock-based compensation expense	7,130	8,629
Net change in operating leases	2,590	3,597
Bank-owned life insurance income	(1,860)	(1,792)
Federal Reserve Bank and Federal Home Loan Bank stock dividends	(1,682)	(735)
Loss (gain) on sale/write-down of assets	131	(881)
Excess tax benefit from stock-based compensation	312	(503)
Decrease in accrued interest receivable and other assets	7,486	29,152
Decrease in accrued interest payable and other liabilities	(16,980)	(1,528)
Net cash provided by operating activities	83,706	128,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(4,866,779)	(2,780,276)
Proceeds from maturities and principal paydowns of available for sale securities	4,633,867	2,509,814
Proceeds from sales and calls of available for sale securities	126,105	6,912
Net change in total loans	268,948	389,603
Purchase of bank premises and equipment	(3,126)	(3,390)
Proceeds from sale of bank premises, equipment and other real estate	8,130	4,245
Net (purchase) redemption of Federal Reserve Bank and Federal Home Loan Bank stock	(36,629)	5,663
Net cash provided by investing activities	130,516	132,571
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(365,258)	(243,767)
Net increase in interest-bearing deposits	54,337	112,901
Net change in borrowed funds	—	10,000
Dividends paid to common shareholders	(21,647)	(20,831)
(Payments made) proceeds from the issuance of restricted stock and stock option exercises	(179)	207
Repurchase of common stock	(64,242)	(2,842)
Net cash used in financing activities	(396,989)	(144,332)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(182,767)	116,980
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,216	399,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$728,449	$516,217
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$18,500	$5,700
Interest paid	139,818	141,716
Cash paid for operating lease liabilities	3,155	3,649
SUPPLEMENTAL NONCASH DISCLOSURE:
Lease right-of-use asset obtained in exchange for lessee operating lease liabilities	$1,477	$1,212
Loans transferred to other real estate	14,898	5,204

See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Reclassifications—Certain items in the prior year's financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
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

ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” was issued in November 2024. This update requires that public businesses disclose details about specific expenses such as inventory purchases, employee compensation, depreciation, amortization and depletion. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact of this ASU and does not believe it will have a significant impact on the Company’s financial statements.

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2024	$497,318	$92,546	$146
Amortization	—	(16,617)	(33)
Decrease due to payoff of serviced loans	—	—	(12)
Balance as of September 30, 2025	$497,318	$75,929	$101

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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of September 30, 2025 is as follows (in thousands):

Remaining 2025	$4,911
2026	18,896
2027	16,272
2028	13,244
Thereafter	22,606
Total	$75,929
3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$177,935	$372	$(3,323)	$174,984
Municipal securities	218,632	476	(25,201)	193,907
Agency mortgage-backed pass-through securities	734,960	4,937	(29,936)	709,961
Agency collateralized mortgage obligations	712,250	3,534	(44,574)	671,210
Corporate bonds and other	97,014	510	(5,318)	92,206
Total	$1,940,791	$9,829	$(108,352)	$1,842,268

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
As of September 30, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at September 30, 2025, by contractual maturity, are shown below. Expected maturity may differ from contractual maturity if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$76,011	$75,453
Due after one year through five years	22,822	22,115
Due after five years through ten years	126,002	115,975
Due after ten years	268,746	247,554
Subtotal	493,581	461,097
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,447,210	1,381,171
Total	$1,940,791	$1,842,268

Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	September 30, 2025
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$4,493	$(118)	$137,367	$(3,205)	$141,860	$(3,323)
Municipal securities	4,877	(647)	169,416	(24,554)	174,293	(25,201)
Agency mortgage-backed pass-through securities	90,292	(585)	299,769	(29,351)	390,061	(29,936)
Agency collateralized mortgage obligations	29,526	(261)	368,375	(44,313)	397,901	(44,574)
Corporate bonds and other	3,599	(1)	61,462	(5,317)	65,061	(5,318)
Total	$132,787	$(1,612)	$1,036,389	$(106,740)	$1,169,176	$(108,352)

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$29,443	$(576)	$122,936	$(5,131)	$152,379	$(5,707)
Municipal securities	8,512	(183)	168,132	(28,276)	176,644	(28,459)
Agency mortgage-backed pass-through securities	254,169	(6,861)	265,993	(38,485)	520,162	(45,346)
Agency collateralized mortgage obligations	216,422	(4,501)	317,225	(66,827)	533,647	(71,328)
Corporate bonds and other	11,903	(1,097)	81,027	(8,464)	92,930	(9,561)
Total	$520,449	$(13,218)	$955,313	$(147,183)	$1,475,762	$(160,401)
During the nine months ended September 30, 2025, the Company had sales and calls of securities of $126.1 million with a realized loss of $3 thousand. During the nine months ended September 30, 2024, the Company had sales and calls of securities of $6.9 million with no gain or loss recorded.
At September 30, 2025 and December 31, 2024, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $540.3 million at September 30, 2025 and $410.2 million at December 31, 2024. The majority of the securities in each case were pledged to collateralize public fund deposits.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas, and segregated by class of loan were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$1,332,795	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	3,733,293	3,868,218
Commercial real estate construction and land development	753,381	845,494
1-4 family residential (including home equity)	1,142,614	1,115,484
Residential construction	121,197	157,977
Consumer and other	84,577	90,421
Total loans	7,167,857	7,439,854
Allowance for credit losses on loans	(78,924)	(81,058)
Loans, net	$7,088,933	$7,358,796
Nonaccrual and Past Due Loans
An aging analysis of past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees and excluding accrued interest receivable of $26.9 million and $30.4 million as of September 30, 2025 and December 31, 2024, respectively, due to immateriality.

	September 30, 2025
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$4,232	$—	$4,232	$5,594	$1,322,969	$1,332,795
Real estate:
Commercial real estate (including multi-family residential)	19,184	—	19,184	25,156	3,688,953	3,733,293
Commercial real estate construction and land development	677	—	677	2,899	749,805	753,381
1-4 family residential (including home equity)	6,624	—	6,624	12,083	1,123,907	1,142,614
Residential construction	—	—	—	457	120,740	121,197
Consumer and other	283	—	283	61	84,233	84,577
Total loans	$31,000	$—	$31,000	$46,250	$7,090,607	$7,167,857

	December 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,814	$—	$6,814	$8,500	$1,346,946	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	15,128	—	15,128	16,459	3,836,631	3,868,218
Commercial real estate construction and land development	1,614	—	1,614	3,061	840,819	845,494
1-4 family residential (including home equity)	10,684	—	10,684	9,056	1,095,744	1,115,484
Residential construction	478	—	478	—	157,499	157,977
Consumer and other	37	—	37	136	90,248	90,421
Total loans	$34,755	$—	$34,755	$37,212	$7,367,887	$7,439,854
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks certain risk ratings to be used as credit quality indicators including trends related to (1) the weighted-average risk grade of loans, (2) the level of classified loans, (3) the delinquency status of loans, (4) nonperforming loans and (5) the general economic conditions in our market. On an annual basis, individual bankers, under the oversight of credit administration, review updated financial information for pass grade commercial loans over a defined threshold to reassess the risk grade. When a loan reaches a set of internally designated criteria, including substandard or higher, a special assets officer will be involved in monitoring the loan on an on-going basis.
The following is a general description of the risk ratings used by the Company:
Pass—Credits in this category contain an acceptable amount of risk.
Special Mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
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
Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full based on currently existing facts, conditions and values, highly questionable and improbable.
Loss—Loans classified as loss are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2025 and December 31, 2024:

	September 30, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial and industrial
Pass	$191,799	$209,793	$140,088	$106,329	$71,808	$20,688	$491,074	$61,855	$1,293,434	$1,321,977
Special Mention	—	702	2,026	6,175	1,066	935	313	423	11,640	6,266
Substandard	1,396	1,631	2,966	3,251	507	10,296	5,101	2,573	27,721	34,017
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$193,195	$212,126	$145,080	$115,755	$73,381	$31,919	$496,488	$64,851	$1,332,795	$1,362,260

Current period gross charge-offs	$—	$1,076	$134	$443	$57	$15	$—	$1,107	$2,832

Commercial real estate (including multi-family residential)
Pass	$421,754	$287,562	$338,559	$1,177,264	$639,607	$508,467	$129,734	$23,329	$3,526,276	$3,671,749
Special Mention	18,967	244	10,517	36,121	25,905	16,262	298	—	108,314	99,165
Substandard	6,688	15,121	10,172	21,416	24,952	18,342	1,522	490	98,703	97,304
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$447,409	$302,927	$359,248	$1,234,801	$690,464	$543,071	$131,554	$23,819	$3,733,293	$3,868,218

Current period gross charge-offs	$—	$—	$116	$—	$362	$112	$—	$—	$590

Commercial real estate construction and land development
Pass	$242,546	$169,243	$94,445	$146,471	$47,576	$7,118	$21,236	$4,236	$732,871	$828,418
Special Mention	905	—	812	827	290	802	—	—	3,636	8,911
Substandard	8,642	1,234	5,001	621	437	487	—	452	16,874	8,165
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$252,093	$170,477	$100,258	$147,919	$48,303	$8,407	$21,236	$4,688	$753,381	$845,494

Current period gross charge-offs	$—	$—	$—	$310	$—	$—	$24	$—	$334

	September 30, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2025	2024	2023	2022	2021	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$115,231	$142,617	$164,735	$256,429	$176,694	$154,587	$79,822	$14,749	$1,104,864	$1,073,277
Special Mention	113	1,235	1,923	3,409	1,621	691	100	150	9,242	10,326
Substandard	1,569	431	1,565	5,472	6,024	8,532	3,506	1,409	28,508	31,881
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$116,913	$144,283	$168,223	$265,310	$184,339	$163,810	$83,428	$16,308	$1,142,614	$1,115,484

Current period gross charge-offs	$—	$274	$32	$—	$68	$—	$—	$—	$374

Residential construction
Pass	$52,519	$38,663	$16,696	$—	$—	$—	$12,485	$—	$120,363	$151,742
Special Mention	—	—	—	—	377	—	—	—	377	321
Substandard	156	301	—	—	—	—	—	—	457	5,914
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$52,675	$38,964	$16,696	$—	$377	$—	$12,485	$—	$121,197	$157,977

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$41,215	$15,532	$6,400	$3,701	$2,516	$123	$13,432	$1,514	$84,433	$90,143
Special Mention	9	—	—	—	8	—	1	—	18	16
Substandard	—	29	18	35	12	—	—	32	126	262
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$41,224	$15,561	$6,418	$3,736	$2,536	$123	$13,433	$1,546	$84,577	$90,421

Current period gross charge-offs	$56	$10	$19	$59	$—	$—	$—	$—	$144

Total loans
Pass	$1,065,064	$863,410	$760,923	$1,690,194	$938,201	$690,983	$747,783	$105,683	$6,862,241	$7,137,306
Special Mention	19,994	2,181	15,278	46,532	29,267	18,690	712	573	133,227	125,005
Substandard	18,451	18,747	19,722	30,795	31,932	37,657	10,129	4,956	172,389	177,543
Doubtful	—	—	—	—	—	—	—	—	—	—
Total loans	$1,103,509	$884,338	$795,923	$1,767,521	$999,400	$747,330	$758,624	$111,212	$7,167,857	$7,439,854

Current period gross charge-offs	$56	$1,360	$301	$812	$487	$127	$24	$1,107	$4,274

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three and nine months ended September 30, 2025 and 2024:

	Commercial and industrial	Commercial real estate (including multi-family residential)	Commercial real estate construction and land development	1-4 family residential (including home equity)	Residential construction	Consumer and other	Total
	(In thousands)
Three Months Ended
Balance June 30, 2025	$30,411	$33,076	$14,391	$3,049	$1,359	$879	$83,165
Provision for (reversal of) credit losses on loans	956	(1,745)	(333)	(5)	(172)	381	(918)
Charge-offs	(2,724)	(474)	(24)	(32)	—	(140)	(3,394)
Recoveries	67	2	—	—	—	2	71
Net charge-offs	(2,657)	(472)	(24)	(32)	—	(138)	(3,323)
Balance September 30, 2025	$28,710	$30,859	$14,034	$3,012	$1,187	$1,122	$78,924
Nine Months Ended
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Provision for (reversal of) credit losses on loans	2,136	1,601	(2,015)	66	(378)	148	1,558
Charge-offs	(2,832)	(590)	(334)	(374)	—	(144)	(4,274)
Recoveries	559	15	—	—	—	8	582
Net charge-offs	(2,273)	(575)	(334)	(374)	—	(136)	(3,692)
Balance September 30, 2025	$28,710	$30,859	$14,034	$3,012	$1,187	$1,122	$78,924
Three Months Ended
Balance June 30, 2024	$38,776	$35,897	$12,511	$5,230	$1,963	$395	$94,772
Provision for (reversal of) credit losses on loans	(5,101)	(245)	(480)	(177)	(384)	49	(6,338)
Charge-offs	(4,120)	(259)	—	(2)	—	(32)	(4,413)
Recoveries	451	26	—	—	—	3	480
Net charge-offs	(3,669)	(233)	—	(2)	—	(29)	(3,933)
Balance September 30, 2024	$30,006	$35,419	$12,031	$5,051	$1,579	$415	$84,501
Nine Months Ended
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for (reversal of) credit losses on loans	1,791	(2,008)	(1,596)	262	(1,044)	58	(2,537)
Charge-offs	(4,930)	(786)	—	(2)	—	(137)	(5,855)
Recoveries	1,166	26	—	6	—	11	1,209
Net charge-offs	(3,764)	(760)	—	4	—	(126)	(4,646)
Balance September 30, 2024	$30,006	$35,419	$12,031	$5,051	$1,579	$415	$84,501
.

Collateral Dependent Loans
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific allocation. The allowance for credit losses on collateral dependent loans was $5.3 million and $2.0 million, as of September 30, 2025 and December 31, 2024, respectively.
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$3,044	$—	$3,044
Real estate:
Commercial real estate (including multi-family residential)	24,029	—	—	24,029
Commercial real estate construction and land development	2,899	—	—	2,899
1-4 family residential (including home equity)	9,639	—	—	9,639
Residential construction	457	—	—	457
Consumer and other	—	—	—	—
Total	$37,024	$3,044	$—	$40,068

	December 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$13,654	$—	$13,654
Real estate:
Commercial real estate (including multi-family residential)	3,552	—	—	3,552
Commercial real estate construction and land development	577	—	—	577
1-4 family residential (including home equity)	13,412	—	—	13,412
Residential construction	—	—	—	—
Consumer and other	—	—	56	56
Total	$17,541	$13,654	$56	$31,251

Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,387	$3,207	$5,594
Real estate:
Commercial real estate (including multi-family residential)	15,388	9,768	25,156
Commercial real estate construction and land development	2,622	277	2,899
1-4 family residential (including home equity)	8,997	3,086	12,083
Residential construction	457	—	457
Consumer and other	—	61	61
Total loans	$29,851	$16,399	$46,250

	December 31, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4,835	$3,665	$8,500
Real estate:
Commercial real estate (including multi-family residential)	11,711	4,748	16,459
Commercial real estate construction and land development	633	2,428	3,061
1-4 family residential (including home equity)	6,834	2,222	9,056
Residential construction	—	—	—
Consumer and other	80	56	136
Total loans	$24,093	$13,119	$37,212

Loan Modifications
Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at September 30, 2025.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
(In thousands)
Commercial and industrial	$—	$953	$—	$—	$—	$227	$1,180
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$953	$—	$—	$—	$227	$1,180

Nine Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
(In thousands)
Commercial and industrial	$—	$2,524	$—	$—	$—	$227	$2,751
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$2,524	$—	$—	$—	$227	$2,751

	Three Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,021	$—	$—	$—	$559	$1,580
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—	—
Commercial real estate construction and land development	—	755	1,428	—	—	—	2,183
1-4 family residential (including home equity)	—	—	—	—	—	499	499
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$1,776	$1,428	$—	$—	$1,058	$4,262

	Nine Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,171	$807	$—	$—	$1,423	$3,401
Real estate:
Commercial real estate (including multi-family residential)	—	—	1,720	—	—	1,482	3,202
Commercial real estate construction and land development	—	2,781	1,428	—	—	2,415	6,624
1-4 family residential (including home equity)	—	—	1,040	—	—	499	1,539
Residential construction	—	236	—	—	—	—	236
Consumer and other	—	—	—	—	—	—	—
Total	$—	$4,188	$4,995	$—	$—	$5,819	$15,002

The following tables present, by loan portfolio, the financial effect of the Company’s loan modifications for the periods indicated:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	12	—%	6	—%
Real estate:
Commercial real estate construction and land development	—	—%	20	—%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	14	—%	6	—%
Real estate:
Commercial real estate construction and land development	—	—%	9	—%
Residential construction	—	—%	6	—%
The following table summarizes modified loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the twelve-month periods indicated:

	Twelve Months Ended September 30, 2025			Twelve Months Ended September 30, 2024
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination
	(In thousands)
Commercial and industrial	$402	$—	$—	$—	$807	$—
Real estate:
Commercial real estate construction and land development	—	—	—	1,668	—	—
1-4 family residential (including home equity)	1,006	—	—	—	655	—
Total	$1,408	$—	$—	$1,668	$1,462	$—

5. LEASES
At September 30, 2025, the Company had 30 operating leases consisting of branch locations, office facilities and equipment. The right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2025 and 2024.
Supplemental lease information at the dates indicated was as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$16,204	$17,279
Operating lease liability classified as other liabilities	$17,197	$18,273
Weighted-average lease term, in years	6.83	7.24
Weighted-average discount rate	4.33%	4.28%
Lease costs for the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Income Statement:
Operating lease cost	$1,794	$1,736	$5,197	$5,769
Short-term lease cost	6	6	18	17
Total operating lease costs	$1,800	$1,742	$5,215	$5,786
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	September 30, 2025	December 31, 2024
	(In thousands)
Lease payments due:
Within one year	$1,067	$4,140
After one but within two years	4,094	3,739
After two but within three years	3,917	3,578
After three but within four years	3,756	3,414
After four but within five years	2,000	1,656
After five years	5,440	5,189
Total lease payments	20,274	21,716
Less: discount on cash flows	(3,077)	(3,443)
Total lease liability	$17,197	$18,273
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	September 30, 2025
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$728,449	$728,449	$—	$—	$728,449
Available for sale securities	1,842,268	—	1,842,268	—	1,842,268
Loans held for investment, net of allowance	7,088,933	—	—	7,058,164	7,058,164
Accrued interest receivable	34,865	803	7,211	26,851	34,865
Financial liabilities
Deposits	$8,817,463	$—	$8,814,941	$—	$8,814,941
Accrued interest payable	9,429	—	9,429	—	9,429
Borrowed funds	—	—	—	—	—
Subordinated debt	70,196	—	70,163	—	70,163

	December 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$911,216	$911,216	$—	$—	$911,216
Available for sale securities	1,673,016	—	1,673,016	—	1,673,016
Loans held for investment, net of allowance	7,358,796	—	—	7,223,895	7,223,895
Accrued interest receivable	37,884	330	7,197	30,357	37,884
Financial liabilities
Deposits	$9,128,384	$—	$9,128,234	$—	$9,128,234
Accrued interest payable	17,052	—	17,052	—	17,052
Borrowed funds	—	—	—	—	—
Subordinated debt	70,105	—	68,963	—	68,963

The following tables present fair values for assets and liabilities measured on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$174,984	$—	$174,984
Municipal securities	—	193,907	—	193,907
Agency mortgage-backed pass-through securities	—	709,961	—	709,961
Agency collateralized mortgage obligations	—	671,210	—	671,210
Corporate bonds and other	—	92,206	—	92,206
Interest rate swaps	—	3,860	—	3,860
Credit risk participation agreements	—	—	9	9
Total fair value of financial assets	$—	$1,846,128	$9	$1,846,137
Financial liabilities
Interest rate swaps	$—	$3,860	$—	$3,860
Total fair value of financial liabilities	$—	$3,860	$—	$3,860

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$193,603	$—	$193,603
Municipal securities	—	191,453	—	191,453
Agency mortgage-backed pass-through securities	—	521,376	—	521,376
Agency collateralized mortgage obligations	—	660,363	—	660,363
Corporate bonds and other	—	106,221	—	106,221
Interest rate swaps	—	6,277	—	6,277
Credit risk participation agreements	—	—	8	8
Total fair value of financial assets	$—	$1,679,293	$8	$1,679,301
Financial liabilities
Interest rate swaps	$—	$6,277	$—	$6,277
Total fair value of financial liabilities	$—	$6,277	$—	$6,277
There were no transfers between levels during the nine months ended September 30, 2025 or 2024.

Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and foreclosed assets, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below:

	September 30, 2025
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$8,200
Commercial real estate (including multi-family residential)	—	—	7,453
Commercial real estate construction and land development	—	—	154
1-4 family residential (including home equity)	—	—	4,324
Consumer and other	—	—	54
Foreclosed assets	—	—	7,939
Total	$—	$—	$28,124

	December 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$9,391
Commercial real estate (including multi-family residential)	—	—	3,722
Commercial real estate construction and land development	—	—	1,866
1-4 family residential (including home equity)	—	—	4,278
Consumer and other	—	—	—
Foreclosed assets	—	—	1,734
Total	$—	$—	$20,991
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand at September 30, 2025 and December 31, 2024 were $628.5 million and $605.6 million, respectively.
Scheduled maturities of time deposits as of September 30, 2025 were as follows (in thousands):

2025	$505,018
2026	602,499
2027	25,469
2028	8,428
Thereafter	15,075
Total	$1,156,489

As of September 30, 2025, the Company had brokered deposits of $150.2 million, or 1.7%, of total deposits, and $481.8 million, or 5.3% of total deposits, as of December 31, 2024. Also included within deposits are public funds which are deposits from governments and municipalities that are subject to seasonality and are fully collateralized by either securities pledged or Federal Home Loan Bank of Dallas (“FHLB”) letters of credit. Public funds totaled $1.02 billion, or 11.6% of total deposits, as of September 30, 2025 compared to $1.56 billion, or 17.1% of total deposits, as of December 31, 2024.

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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2025, management determined there was no such deterioration.

At both September 30, 2025 and December 31, 2024, the Company had nine interest rate swap agreements outstanding with borrowers and financial institutions. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At both September 30, 2025 and December 31, 2024, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges outstanding as of the periods indicated below were as follows (dollars in thousands):

	September 30, 2025
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$61,433	$3,644	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.09
Financial institutions	Other assets	4,689	145	4.99%	U.S. Prime	2.21
Customers	Other assets	8,459	71	6.67%	SOFR 1M + 2.75%	1.64
Financial institutions	Other liabilities	8,459	(71)	6.67%	SOFR 1M + 2.75%	1.64
Customers	Other liabilities	4,689	(145)	4.99%	U.S. Prime	2.21
Customers	Other liabilities	61,433	(3,644)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.09
Credit risk participation agreements:
Financial institutions	Other assets	19,283	8	3.50% - 5.40%	SOFR 1M + 2.50%	5.60

	December 31, 2024
	Classification	Notional Amounts	Fair Value	Fixed Rate	Floating Rate	Weighted Average Maturity (Years)
Interest rate swaps:
Financial institutions	Other assets	$65,307	$6,000	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Financial institutions	Other assets	4,787	277	4.99%	U.S. Prime	2.95
Customers	Other liabilities	4,787	(277)	4.99%	U.S. Prime	2.95
Customers	Other liabilities	65,307	(6,000)	3.50% - 5.40%	SOFR 1M + 2.50% - 3.00%	5.68
Credit risk participation agreements:
Financial institutions	Other assets	19,929	8	3.50% - 5.40%	SOFR 1M + 2.50%	6.32

9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2025, the Company had a total borrowing capacity of $3.16 billion, of which $2.09 billion was available under this agreement and $1.07 billion was outstanding pursuant to FHLB letters of credit.
At September 30, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$269,500
2026	264,630
2027	366,000
2028	56,000
Thereafter	117,000
Total	$1,073,130
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At September 30, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three or nine months ended September 30, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of September 30, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.

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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at September 30, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at September 30, 2025.
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
11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other non-deductible items.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in thousands)
Income tax expense	$6,513	$8,837	$19,456	$23,388
Effective income tax rate	20.2%	20.7%	20.2%	20.7%

Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three and nine months ended September 30, 2025 and 2024.
12. STOCK-BASED COMPENSATION
During the second quarter of 2025, the Company increased the maximum shares authorized to be issued under the 2022 Omnibus Incentive Plan (the “2022 Plan”) to 3,100,000 shares of common stock. All restricted stock and performance share awards outstanding at September 30, 2025 were issued under the 2022 Plan. At September 30, 2025, there were 1,688,603 shares reserved for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $2.6 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $7.1 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Stock Options
Stock options outstanding at September 30, 2025 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. Stock option activity during the nine months ended September 30, 2025 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2025	119	$20.98	2.05	$876
Options granted	—	—
Options exercised	(42)	19.21
Options forfeited	(3)	21.33
Options outstanding, September 30, 2025	74	$21.98	1.77	$616
Options vested and exercisable, September 30, 2025	74	$21.98	1.77	$616
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

Nonvested shares of restricted stock activity during the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2025	429	$24.81
Share awards granted	268	28.76
Share awards vested	(162)	23.96
Unvested share awards forfeited or cancelled	(35)	27.21
Nonvested share awards outstanding, September 30, 2025	500	$27.04
As of September 30, 2025, there was $8.8 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 1.91 years.
Performance Share Units (“PSUs”) and Performance Share Awards (“PSAs”)
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. There were 88,941 PSUs awarded during the nine months ended September 30, 2025, which were granted with a three-year performance period and will vest in March 2028. The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with accounting standards codification (“ASC”) 718. At September 30, 2025, there was $3.0 million of unrecognized compensation expense related to the PSUs and PSAs, which is expected to be recognized over a weighted-average period of 2.11 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Commitments to extend credit	$2,033,358	$1,701,923
Standby letters of credit	48,884	43,639
Total	$2,082,242	$1,745,562
    At September 30, 2025 and December 31, 2024, the Company had FHLB letters of credit in the amount of $1.07 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments to extend credit, which is classified in other liabilities and adjusted through a provision for (or reversal of) credit loss charged to expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to be funded. The estimate of commitments expected to fund is based on historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are based on the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of September 30, 2025 and December 31, 2024 was $15.8 million and $12.4 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a provision on unfunded commitments of $1.2 million during the three months ended September 30, 2025 compared to a provision on unfunded commitments of $353 thousand for the three months ended September 30, 2024 and a provision on unfunded commitments of $3.5 million for the nine months ended September 30, 2025 compared to a reversal of provision of $1.3 million for the nine months ended September 30, 2024.
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of September 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were then subject.
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
The Bank’s capital ratios as of September 30, 2025 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of September 30, 2025 and December 31, 2024:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
September 30, 2025
Total Capital (to risk-weighted assets)	$1,310,508	16.33%	$642,076	8.00%	$842,725	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,157,763	14.43%	361,168	4.50%	561,817	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,167,959	14.55%	481,557	6.00%	682,206	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,167,959	11.60%	402,740	4.00%	402,740	4.00%	N/A	N/A
December 31, 2024
Total Capital (to risk-weighted assets)	$1,294,263	16.00%	$647,103	8.00%	$849,323	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,360	14.14%	363,996	4.50%	566,215	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,153,258	14.26%	485,328	6.00%	687,547	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,153,258	11.31%	431,344	4.00%	431,344	4.00%	N/A	N/A
STELLAR BANK
September 30, 2025
Total Capital (to risk-weighted assets)	$1,237,250	15.45%	$640,799	8.00%	$841,048	10.50%	$800,998	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,142,701	14.27%	360,449	4.50%	560,699	7.00%	520,649	6.50%
Tier 1 Capital (to risk-weighted assets)	1,142,701	14.27%	480,599	6.00%	680,849	8.50%	640,799	8.00%
Tier 1 Leverage (to average tangible assets)	1,142,701	11.37%	402,059	4.00%	402,059	4.00%	502,574	5.00%
December 31, 2024
Total Capital (to risk-weighted assets)	$1,233,994	15.28%	$646,030	8.00%	$847,915	10.50%	$807,538	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	363,392	4.50%	565,277	7.00%	524,900	6.50%
Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	484,523	6.00%	686,407	8.50%	646,030	8.00%
Tier 1 Leverage (to average tangible assets)	1,140,989	11.21%	407,219	4.00%	407,219	4.00%	509,024	5.00%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$25,670		$33,891		$76,724		$89,791
Basic:
Weighted-average shares outstanding	51,283	$0.50	54,541	$0.63	51,979	$1.48	53,485	$1.68
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	73		39		48		46
Total	51,356	$0.50	54,580	$0.63	52,027	$1.47	53,531	$1.68
There were 93,905 and 20,848 shares not considered in computing diluted earnings per share as of September 30, 2025 and 2024, respectively, as they were antidilutive.

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

17. SUBSEQUENT EVENTS

On October 1, 2025, the Company redeemed $30.0 million of its $60.0 million aggregate principal amount 4.70% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Company Notes”). The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $1.2 million for accrued and unpaid interest to, but excluding, the redemption date.

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
Overview
A majority of our income is generated from interest income on loans, interest income from investments in securities and service charges on customer accounts. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
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

Loans that no longer share risk characteristics with the collectively evaluated loan pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. To assess which loans are to be individually evaluated, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Individual credit loss estimates are typically performed for nonaccrual loans and all other loans identified by management. All loans deemed as being individually evaluated are reviewed on a quarterly basis to determine whether a specific reserve is required. The Company considers certain loans to be collateral dependent if the borrower is experiencing financial difficulty and management expects repayment for the loan to be substantially through the operation or sale of the collateral. For collateral dependent loans, loss estimates are based on the fair value of collateral, less estimated cost to sell (if applicable). Collateral values supporting individually evaluated loans are assessed quarterly and appraisals are typically obtained at least annually. The Company allocates a specific loan loss reserve on an individual loan basis primarily based on the value of the collateral securing the individually evaluated loan. Through this loan review process, the Company assesses the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans while considering risk elements attributable to particular loan types in assessing the quality of individual loans. In addition, for each category of loans, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

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

As of September 30, 2025, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.0 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $2.8 million. Increasing estimated loss rates by 5 basis points (i.e., quantitative and qualitative) would have a $3.4 million impact.

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
Results of Operations
Net income was $25.7 million, or $0.50 per diluted share, for the three months ended September 30, 2025 compared to $33.9 million, or $0.63 per diluted share, for the three months ended September 30, 2024. The decrease in net income was primarily due to a $6.3 million increase in the provision for credit losses, a $1.3 million decrease in noninterest income and a $2.1 million increase in noninterest expense, partially offset by a $2.3 million decrease in the provision for income taxes.
Annualized return on average assets, return on average equity and efficiency ratios were 0.97%, 6.30% and 63.69% for the three months ended September 30, 2025, respectively, compared to 1.27%, 8.49% and 60.40% for the three months ended September 30, 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense, excluding amortization of core deposit intangibles, by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale/write-

down of assets. Additionally, taxes and provisions for credit losses are not part of the efficiency ratio calculation. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles during 2025. Prior periods were recalculated and disclosed under the revised calculation.
Net income was $76.7 million, or $1.47 per diluted share, for the nine months ended September 30, 2025 compared to $89.8 million, or $1.68 per diluted share, for the nine months ended September 30, 2024. The decrease in net income was primarily due to an $8.8 million increase in the provision for credit losses, a $6.8 million decrease in net interest income and a $1.7 million decrease in noninterest income partially offset by a $3.9 million decrease in the provision for income taxes.
Annualized returns on average assets, returns on average equity and efficiency ratios were 0.97%, 6.37% and 62.50% for the nine months ended September 30, 2025, respectively, compared to 1.13%, 7.73% and 60.54% for the nine months ended September 30, 2024, respectively. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles during 2025. Prior periods were recalculated and disclosed under the revised calculation.
Net Interest Income
Three months ended September 30, 2025 compared with three months ended September 30, 2024. Net interest income before the provision for credit losses for the three months ended September 30, 2025 was $100.6 million compared with $101.5 million for the three months ended September 30, 2024, a decrease of $863 thousand, or 0.9%, primarily due to the decrease in average loans and lower purchase accounting accretion which more than offset the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $145.4 million for the three months ended September 30, 2025, a decrease of $6.4 million, or 4.2%, compared with $151.8 million for the three months ended September 30, 2024, primarily due to the decrease in average loans and loan yields, due in part to lower purchase accounting accretion and changes in earning asset mix, partially offset by an increase in average securities, securities yields and deposits in other financial institutions. The yield on the securities portfolio increased to 3.79% for the three months ended September 30, 2025 from 3.49% for the same period in 2024. Average interest-earning assets decreased $118.6 million, or 1.2%, for the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due the decrease in average loans partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 75.9% for the three months ended September 30, 2025 compared to 79.1% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $4.8 million for the three months ended September 30, 2025 compared to $6.8 million for the three months ended September 30, 2024.
Interest expense was $44.8 million for the three months ended September 30, 2025, a decrease of $5.5 million, or 10.9%, compared with $50.3 million for the three months ended September 30, 2024. This decrease was primarily due to lower interest rates, a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds. The cost of average interest-bearing liabilities decreased to 3.15% for the three months ended September 30, 2025 from 3.54% for the same period in 2024. Average interest-bearing liabilities increased $4.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a increase in average interest-bearing demand deposits and money market and savings deposits, partially offset by decreases in certificates of deposits and borrowed funds.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the three months ended September 30, 2025 was 4.20%, an increase of 1 basis point compared to 4.19% for the three months ended September 30, 2024. The increase in the net interest margin on a tax equivalent basis was primarily due to lower interest-earning assets, largely driven by lower purchase accounting accretion and changes in the earning asset mix, partially offset by decreased funding costs. The average rate paid on interest-bearing liabilities of 3.15% and the average yield on interest-earning assets of 6.06% for the three months ended September 30, 2025 decreased by 39 basis points and 20 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended September 30, 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$7,228,778	$122,557	6.73%	$7,627,522	$132,372	6.90%
Securities	1,790,897	17,086	3.79%	1,676,614	14,712	3.49%
Deposits in other financial institutions	505,342	5,770	4.53%	339,493	4,692	5.50%
Total interest-earning assets	9,525,017	$145,413	6.06%	9,643,629	$151,776	6.26%
Allowance for credit losses on loans	(82,983)			(94,785)
Noninterest-earning assets	1,076,831			1,077,422
Total assets	$10,518,865			$10,626,266

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,935,203	$14,356	2.94%	$1,606,736	$12,458	3.08%
Money market and savings deposits	2,475,306	18,020	2.89%	2,254,767	16,982	3.00%
Certificates and other time deposits	1,162,461	10,920	3.73%	1,620,908	18,073	4.44%
Borrowed funds	3,156	56	7.04%	49,077	840	6.81%
Subordinated debt	70,181	1,417	8.01%	110,007	1,916	6.93%
Total interest-bearing liabilities	5,646,307	$44,769	3.15%	5,641,495	$50,269	3.54%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	3,172,054			3,303,726
Other liabilities	82,993			93,127
Total liabilities	8,901,354			9,038,348
Shareholders’ equity	1,617,511			1,587,918
Total liabilities and shareholders’ equity	$10,518,865			$10,626,266

Net interest rate spread			2.91%			2.72%

Net interest income and margin(1)		$100,644	4.19%		$101,507	4.19%

Net interest income and margin (tax equivalent)(2)		$100,739	4.20%		$101,578	4.19%

Cost of funds			2.01%			2.24%
Cost of deposits			1.96%			2.15%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended September 30, 2025 and 2024.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024. Net interest income before the provision for credit losses for the nine months ended September 30, 2025 was $298.2 million compared with $305.0 million for the nine months ended September 30, 2024, a decrease of $6.8 million, or 2.2%, primarily due to the decrease in average loans along with lower purchase accounting accretion and rates on loans which more than offset the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $430.4 million for the nine months ended September 30, 2025 a decrease of $21.9 million, or 4.9%, compared with $452.4 million for the nine months ended September 30, 2024, primarily due to a decrease in average loans and loan yields due in part to lower purchase accounting accretion, partially offset by an increase in average securities, yields on securities and deposits in other financial institutions. The yield on the securities portfolio increased to 3.77% for the nine months ended September 30, 2025 from 3.22% for the same period in 2024. Average interest-earning assets decreased $113.7 million, or 1.2%, for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, primarily due to the decrease in average loans partially offset by increases in securities and deposits in other financial institutions. Average loans to average interest earning assets decreased to 76.5% for the nine months ended September 30, 2025 compared to 80.9% for the same period in the prior year. Additionally, interest income from purchase accounting adjustments was $15.5 million for the nine months ended September 30, 2025 down from $25.4 million for the nine months ended September 30, 2024.
Interest expense was $132.2 million for the nine months ended September 30, 2025 a decrease of $15.1 million, or 10.3%, compared with $147.3 million for the nine months ended September 30, 2024. This decrease was primarily due to lower interest rates, a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds. The cost of average interest-bearing liabilities decreased to 3.15% for the nine months ended September 30, 2025 from 3.50% for the same period in 2024. Average interest-bearing liabilities decreased $10.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in average certificates of deposits, borrowed funds and subordinated debt partially offset by an increase in average interest-bearing demand deposits and money market and savings deposits.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the nine months ended September 30, 2025 was 4.19%, a decrease of 4 basis points compared to 4.23% for the nine months ended September 30, 2024. The decrease in the net interest margin on a tax equivalent basis was primarily due to lower rates on interest-earning assets, largely driven by lower purchase accounting accretion, partially offset by decreased funding costs. The average rate paid on interest-bearing liabilities of 3.15% and the average yield on interest-earning assets of 6.04% for the nine months ended September 30, 2025 decreased by 35 basis points and 23 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the nine months ended September 30, 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$7,284,805	$365,011	6.70%	$7,790,957	$402,942	6.91%
Securities	1,779,093	50,149	3.77%	1,556,462	37,562	3.22%
Deposits in other financial institutions	457,794	15,272	4.46%	287,960	11,874	5.51%
Total interest-earning assets	9,521,692	$430,432	6.04%	9,635,379	$452,378	6.27%
Allowance for credit losses on loans	(82,623)			(94,236)
Noninterest-earning assets	1,092,163			1,104,426
Total assets	$10,531,232			$10,645,569

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,933,030	$41,148	2.85%	$1,616,313	$36,949	3.05%
Money market and savings deposits	2,361,247	49,899	2.83%	2,211,148	48,420	2.93%
Certificates and other time deposits	1,219,953	35,906	3.94%	1,586,623	51,915	4.37%
Borrowed funds	27,687	980	4.73%	98,374	4,314	5.86%
Subordinated debt	70,151	4,262	8.12%	109,909	5,745	6.98%
Total interest-bearing liabilities	5,612,068	$132,195	3.15%	5,622,367	$147,343	3.50%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	3,225,666			3,379,096
Other liabilities	84,388			92,527
Total liabilities	8,922,122			9,093,990
Shareholders’ equity	1,609,110			1,551,579
Total liabilities and shareholders’ equity	$10,531,232			$10,645,569

Net interest rate spread			2.89%			2.77%

Net interest income and margin(1)		$298,237	4.19%		$305,035	4.23%

Net interest income and margin (tax equivalent)(2)		$298,519	4.19%		$305,266	4.23%

Cost of funds			2.00%			2.19%
Cost of deposits			1.94%			2.09%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(6,939)	$(2,876)	$(9,815)	$(34,967)	$(2,964)	$(37,931)
Securities	1,006	1,368	2,374	7,177	5,410	12,587
Deposits in other financial institutions	2,298	(1,220)	1,078	9,354	(5,956)	3,398
Total decrease in interest income	(3,635)	(2,728)	(6,363)	(18,436)	(3,510)	(21,946)
Interest-bearing liabilities:
Interest-bearing demand deposits	2,554	(656)	1,898	9,671	(5,472)	4,199
Money market and savings deposits	1,666	(628)	1,038	4,390	(2,911)	1,479
Certificates and other time deposits	(5,126)	(2,027)	(7,153)	(16,026)	17	(16,009)
Borrowed funds	(788)	4	(784)	(4,141)	807	(3,334)
Subordinated debt	(696)	197	(499)	(2,776)	1,293	(1,483)
Total decrease in interest expense	(2,390)	(3,110)	(5,500)	(8,882)	(6,266)	(15,148)
(Decrease) increase in net interest income	$(1,245)	$382	$(863)	$(9,554)	$2,756	$(6,798)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $305 thousand and a reversal of provision for credit losses of $6.0 million for the three months ended September 30, 2025 and 2024, respectively. The provision for credit losses for the three months ended September 30, 2025 was primarily due to the increase in unfunded commitments within the allowance for credit losses model partially offset by decreases in specific reserves and loan balances compared to the same period in the prior year. For the nine months ended September 30, 2025 and 2024, we recorded a provision for credit losses of $5.0 million and a reversal of provision of $3.8 million, respectively. The provision for credit losses for the nine months ended September 30, 2025 was primarily due to changes in the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans partially offset by decreases in loan balances.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, bank-owned life insurance income and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended September 30, 2025 compared with three months ended September 30, 2024. Noninterest income totaled $5.0 million for the three months ended September 30, 2025 compared with $6.3 million for the same period in 2024, a decrease of $1.3 million, or 20.9%, primarily due to $491 thousand in losses on the sale of assets/write-downs in the third quarter of 2025, compared to a $432 thousand gain on the sale of assets/write-downs in the third quarter of 2024 and a $1.0 million decrease in small business investment income compared to the third quarter of 2024. These decreases were partially offset by $593 thousand of Federal Reserve Bank (“FRB”) dividends included in other noninterest income earned as a result of Stellar Bank becoming a member of the Federal Reserve System effective April 2025.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024. Noninterest income totaled $16.3 million for the nine months ended September 30, 2025 compared with $18.0 million for the same period in 2024, a decrease of $1.7 million, or 9.6%, primarily due to losses on the sales/write downs of assets of $131 thousand recorded in the nine months ended September 30, 2025 compared to a gain of $881 thousand in recorded in the nine months ended September 30, 2024 and a $1.0 million decrease in small business investment income included in other noninterest income compared to the prior year. These decreased were partially offset by $1.1 million of FRB dividends for the nine months ended September 30, 2025.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In thousands)
Service charges on deposit accounts	$1,545	$1,594	$(49)	$4,690	$4,840	$(150)
(Loss) gain on sale/write-down of assets	(491)	432	(923)	(131)	881	(1,012)
Bank-owned life insurance income	632	614	18	1,860	1,792	68
Debit card and interchange income	572	551	21	1,658	1,621	37
Other(1)	2,728	3,111	(383)	8,205	8,880	(675)
Total noninterest income	$4,986	$6,302	$(1,316)	$16,282	$18,014	$(1,732)
(1)Other includes small business investment company income, FHLB dividends, FRB dividends and wire transfer fees among other items.
Noninterest Expense
Three months ended September 30, 2025 compared with three months ended September 30, 2024. Noninterest expense was $73.1 million for the three months ended September 30, 2025 compared to $71.1 million for the three months ended September 30, 2024 an increase of $2.1 million, or 2.9%, primarily due to a $2.1 million increase in salaries and employee benefits and a $547 thousand increase in advertising partially offset by a $658 thousand decrease in amortization of intangibles.
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024. Noninterest expense was $213.3 million for the nine months ended September 30, 2025 compared to $213.7 million for the nine months ended September 30, 2024, a decrease of $380 thousand, or 0.2%, primarily due to decreases of $2.0 million in amortization of intangibles, $1.3 million in professional fees, $620 thousand in net occupancy and equipment and $1.9 million in other noninterest expense partially offset by an increase of $4.3 million in salaries and employee benefits and $1.1 million in data processing and software amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In thousands)
Salaries and employee benefits(1)	$43,175	$41,123	$2,052	$125,894	$121,560	$4,334
Net occupancy and equipment	4,518	4,570	(52)	12,843	13,463	(620)
Depreciation	2,015	1,911	104	6,002	5,823	179
Data processing and software amortization	5,882	5,706	176	17,184	16,101	1,083
Professional fees	1,601	1,714	(113)	4,674	5,996	(1,322)
Regulatory assessments and FDIC insurance	1,688	1,779	(91)	4,982	5,932	(950)
Amortization of intangibles	5,554	6,212	(658)	16,650	18,639	(1,989)
Communications	855	827	28	2,563	2,611	(48)
Advertising	1,425	878	547	3,374	2,534	840
Other	6,429	6,346	83	19,146	21,033	(1,887)
Total noninterest expense	$73,142	$71,066	$2,076	$213,312	$213,692	$(380)
(1)Total salaries and employee benefits includes $2.6 million and $3.0 million for the three months ended September 30, 2025 and 2024 and $7.1 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively, of stock-based compensation expense.
Amortization of intangibles. Amortization of intangibles decreased $658 thousand during the three months ended September 30, 2025 and $2.0 million during the nine months ended September 30, 2025 compared to the same periods in 2024.
Professional fees. Professional fees decreased $113 thousand during the three months ended September 30, 2025 and $1.3 million during the nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to consulting fees incurred related to various projects in 2024.
Salaries and employee benefits. Salaries and benefits increased $2.1 million during the three months ended September 30, 2025 and $4.3 million during the nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to annual salary increases and the increase in full-time equivalent employees. Salaries and benefits during the third quarter of 2025 included $464 thousand in severance expense related to planned upcoming branch closures.
Data processing and software amortization. Data processing and software amortization increased $176 thousand during the three months ended September 30, 2025 and $1.1 million during the nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased software expense.
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
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense, excluding the amortization of core deposits intangibles, by the sum of net interest income and noninterest income, excluding net gains and losses on the sale/write-down of assets. Additionally, taxes and provision for credit losses are not part of this calculation. The calculation of the efficiency ratio was revised to exclude the amortization of core deposit intangibles in 2025. Prior periods were recalculated and are disclosed under the revised calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.69% for the three months ended September 30, 2025 compared to 60.40% for the three months ended September 30, 2024 and 62.50% for the nine months ended September 30, 2025 compared to 60.54% for the nine months ended September 30, 2024.

We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other non-deductible expenses. Income tax expense decreased $2.3 million for the three months ended September 30, 2025 and $3.9 million for the nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to the changes in pre-tax net income. Our effective tax rate was 20.2% for the three months ended September 30, 2025 compared to 20.7% for the three months ended September 30, 2024 and 20.2% for the nine months ended September 30, 2025 compared to 20.7% for the nine months ended September 30, 2024.
Financial Condition
Loan Portfolio
At September 30, 2025, total loans were $7.17 billion, a decrease of $272.0 million, or 3.7%, compared with December 31, 2024. Total loans as a percentage of deposits were 81.3% and 81.5% as of September 30, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 67.4% and 68.2% as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,332,795	18.6%	$1,362,260	18.3%
Real estate:
Commercial real estate (including multi-family residential)	3,733,293	52.1%	3,868,218	52.0%
Commercial real estate construction and land development	753,381	10.5%	845,494	11.4%
1-4 family residential (including home equity)	1,142,614	15.9%	1,115,484	15.0%
Residential construction	121,197	1.7%	157,977	2.1%
Consumer and other	84,577	1.2%	90,421	1.2%
Total loans	7,167,857	100.0%	7,439,854	100.0%
Allowance for credit losses on loans	(78,924)		(81,058)
Loans, net	$7,088,933		$7,358,796
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
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten based on the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio was $1.33 billion as of September 30, 2025 and $1.36 billion as of December 31, 2024.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of September 30, 2025, our commercial real estate loans comprised 52.1% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of September 30, 2025 and December 31, 2024, 47.5% and 47.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $134.9 million, or 3.5%, to $3.73 billion as of September 30, 2025 from $3.87 billion as of December 31, 2024.
The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at September 30, 2025.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Retail	$586,164	$1,266	15.7%
Warehouse	582,559	797	15.6%
Multi-family	437,550	2,145	11.7%
Convenience store	388,543	1,340	10.4%
Office	382,291	798	10.3%
Industrial	184,939	1,796	5.0%
Restaurant / bar	149,352	1,059	4.0%
Church	131,713	948	3.5%
Auto sales / repair	119,922	674	3.2%
Healthcare	105,093	1,106	2.8%
Hotel / motel	94,704	3,266	2.5%
Other	570,463	1,199	15.3%
Total	$3,733,293	1,122	100.0%
As of September 30, 2025, our commercial real estate loan portfolio included $275.0 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing compared to $233.3 million as of December 31, 2024.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of September 30, 2025 and December 31, 2024, 16.8% and 13.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans decreased $92.1 million, or 10.9%, to $753.4 million as of September 30, 2025 compared to $845.5 million as of December 31, 2024.
As of September 30, 2025, our commercial real estate construction and land development loan portfolio included $134.2 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing compared to $137.1 million as of December 31, 2024.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $27.1 million, or 2.4%, to $1.14 billion as of September 30, 2025 from $1.12 billion as of December 31, 2024.

Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $36.8 million, or 23.3%, to $121.2 million as of September 30, 2025 from $158.0 million as of December 31, 2024.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $5.8 million, or 6.5%, to $84.6 million as of September 30, 2025 from $90.4 million as of December 31, 2024.
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of September 30, 2025 and December 31, 2024, commercial real estate and commercial construction loans represented 62.6% and 63.4%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $54.2 million, or 0.51%, of total assets, at September 30, 2025 compared to $38.9 million, or 0.36%, of total assets at December 31, 2024. Nonaccrual loans consisted of 144 separate credits at September 30, 2025 compared to 101 separate credits at December 31, 2024.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$5,594	$8,500
Real estate:
Commercial real estate (including multi-family residential)	25,156	16,459
Commercial real estate construction and land development	2,899	3,061
1-4 family residential (including home equity)	12,083	9,056
Residential construction	457	—
Consumer and other	61	136
Total nonaccrual loans	46,250	37,212
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	46,250	37,212
Foreclosed assets	7,939	1,708
Total nonperforming assets	$54,189	$38,920
Troubled loan modifications(1)	$3,610	$13,457
Nonperforming assets to total assets	0.51%	0.36%
Nonperforming loans to total loans	0.65%	0.50%
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
At September 30, 2025, our allowance for credit losses on loans was $78.9 million, or 1.10% of total loans, compared with $81.1 million, or 1.09% of total loans, as of December 31, 2024. The decrease in the allowance for credit losses on loans during 2025 primarily resulted from the decrease in loan balances and changes in the specific reserves within the allowance for credit losses model.

The following table presents an analysis of the allowance for loan losses and other related data as of and for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Average loans outstanding	$7,284,805	$7,790,957
Gross loans outstanding at end of period	7,167,857	7,551,124
Allowance for credit losses on loans at beginning of period	81,058	91,684
Provision for credit losses on loans	1,558	(2,537)
Charge-offs:
Commercial and industrial loans	(2,832)	(4,930)
Real estate:
Commercial real estate (including multi-family residential)	(590)	(786)
Commercial real estate construction and land development	(334)	—
1-4 family residential (including home equity)	(374)	(2)
Consumer and other	(144)	(137)
Total charge-offs for all loan types	(4,274)	(5,855)
Recoveries:
Commercial and industrial loans	559	1,166
Real estate:
Commercial real estate (including multi-family residential)	15	26
1-4 family residential (including home equity)	—	6
Consumer and other	8	11
Total recoveries for all loan types	582	1,209
Net charge-offs	(3,692)	(4,646)
Allowance for credit losses on loans at end of period	$78,924	$84,501
Allowance for credit losses on loans to total loans	1.10%	1.12%
Net charge-offs to average loans(1)	0.07%	0.08%
Allowance for credit losses on loans to nonperforming loans	170.65%	262.92%
(1)Annualized.
See Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments to extend credit estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted through a provision for (or reversal of) credit loss charged to expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to be funded. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At September 30, 2025, our allowance for credit losses on unfunded commitments was $15.8 million compared to $12.4 million at December 31, 2024.
See Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies in the accompanying notes to the consolidated financial statement for additional information regarding unfunded commitments to extend credit.

Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of September 30, 2025, the carrying amount of investment securities totaled $1.84 billion, an increase of $169.3 million, or 10.1%, compared with $1.67 billion as of December 31, 2024. Securities represented 17.3% and 15.3% of total assets as of September 30, 2025 and December 31, 2024, respectively.
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

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$177,935	$372	$(3,323)	$174,984
Municipal securities	218,632	476	(25,201)	193,907
Agency mortgage-backed pass-through securities	734,960	4,937	(29,936)	709,961
Agency collateralized mortgage obligations	712,250	3,534	(44,574)	671,210
Corporate bonds and other	97,014	510	(5,318)	92,206
Total	$1,940,791	$9,829	$(108,352)	$1,842,268

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

The following tables summarize the contractual maturity of securities and their weighted-average yields as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at amortized cost. For purposes of the tables below, the yields on municipal securities were calculated on a tax equivalent basis.

	September 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$74,875	1.05%	$2,779	5.97%	$2,369	3.89%	$97,912	4.64%	$177,935	3.14%
Municipal securities	—	0.00%	12,443	2.72%	74,133	2.39%	132,056	2.40%	218,632	2.42%
Agency mortgage-backed pass-through securities	8	1.86%	8,785	4.05%	6,525	4.65%	719,642	4.26%	734,960	4.26%
Agency collateralized mortgage obligations	—	0.00%	39,429	3.76%	37,243	4.79%	635,578	3.35%	712,250	3.45%
Corporate bonds and other	1,136	2.30%	7,600	8.75%	49,500	5.69%	38,778	2.72%	97,014	4.70%
Total	$76,019	1.07%	$71,036	4.23%	$169,770	3.99%	$1,623,966	3.74%	$1,940,791	3.68%

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$78,658	1.31%	$3,141	3.77%	$117,163	4.66%	$198,962	3.32%
Municipal securities	—	0.00%	3,314	4.76%	74,337	2.44%	141,894	2.34%	219,545	2.41%
Agency mortgage-backed pass-through securities	3,285	2.47%	4,362	3.71%	7,936	4.53%	551,136	3.83%	566,719	3.83%
Agency collateralized mortgage obligations	—	0.00%	30,539	3.44%	48,589	4.81%	651,733	3.23%	730,861	3.34%
Corporate bonds and other	4,110	4.98%	3,000	7.99%	62,000	5.42%	46,491	2.96%	115,601	4.48%
Total	$7,395	3.87%	$119,873	2.20%	$196,003	4.07%	$1,508,417	3.47%	$1,831,688	3.45%
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
As of September 30, 2025 and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 3.79% for the three months ended September 30, 2025 compared with 3.49% for the three months ended September 30, 2024 and 3.77% for the nine months ended September 30, 2025 compared with 3.22% for the nine months ended September 30, 2024. The increase in average yield during the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to security purchases during the quarter increasing the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of September 30, 2025 and December 31, 2024. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of September 30, 2025 was $75.9 million and $92.5 million as of December 31, 2024. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at September 30, 2025 were $8.82 billion, a decrease of $310.9 million, or 3.4%, compared with $9.13 billion at December 31, 2024 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at September 30, 2025 were $3.21 billion, a decrease of $365.3 million, or 10.2%, compared with $3.58 billion at December 31, 2024. Interest-bearing deposits at September 30, 2025 were $5.61 billion, an increase of $54.3 million, or 1.0%, compared with $5.55 billion at December 31, 2024. Our ratio of noninterest-bearing deposits to total deposits was 36.4% and 39.2% at September 30, 2025 and December 31, 2024, respectively. Deposits include fully collateralized public funds of $960.3 million and $1.44 billion at September 30, 2025 and December 31, 2024, respectively.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at September 30, 2025 (in thousands):

Three months or less	$234,981
Over three months through six months	317,134
Over six months through 12 months	52,029
Over 12 months	24,355
Total	$628,499
Borrowings
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2025, the Company had a total borrowing capacity of $3.16 billion, of which $2.09 billion was available under this agreement and $1.07 billion was outstanding pursuant to FHLB advances and letters of credit.
At September 30, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2025	$269,500
2026	264,630
2027	366,000
2028	56,000
Thereafter	117,000
Total	$1,073,130

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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at September 30, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at September 30, 2025.
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

On October 1, 2025, the Company redeemed $30.0 million of its $60.0 million aggregate principal amount 4.70% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Company Notes”). The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $1.2 million for accrued and unpaid interest to, but excluding, the redemption date.

Credit Agreement
On December 13, 2024, the Company renewed a loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At September 30, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three or nine months ended September 30, 2025. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of September 30, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the nine months ended September 30, 2025 and the year ended December 31, 2024, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits decreased $53.3 million, or 0.6%, and average loans decreased $506.2 million, or 6.5%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted-average life of 6.8 years and 7.2 years at September 30, 2025 and December 31, 2024, respectively.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $5.23 billion, or 59.3%, of total deposits at September 30, 2025. As of September 30, 2025, estimated uninsured deposits net of collateralized deposits were 46.0% of total deposits compared to 43.4% at December 31, 2024. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $2.07 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $7.3 billion, or 82.8%, of deposits at September 30, 2025.
As of September 30, 2025 and December 31, 2024, we had outstanding commitments to extend credit of $2.03 billion and $1.70 billion, respectively, and commitments associated with outstanding letters of credit of $48.9 million and $43.6 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. Commitments to make loans are generally made for an approval period of 120 days or less. Variable rate loan commitments were $1.70 billion at September 30, 2025 and $1.26 billion at December 31, 2024. Fixed rate loan commitments were $335.2 million at September 30, 2025 and $440.4 million at December 31, 2024. At September 30, 2025, the fixed rate loan commitments had interest rates ranging from 2.50% to 13.00% with a weighted-average maturity of 1.99 years and a weighted-average rate of 7.08%.
At September 30, 2025 and December 31, 2024, we had FHLB letters of credit in the amount of $1.07 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 9 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.

As of September 30, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of September 30, 2025. These include payments related to (1) operating leases (Note 5 – Leases), (2) time deposits with stated maturity dates (Note 7 – Deposits), (3) borrowings (Note 9 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies).
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2025 and December 31, 2024, the Bank was well-capitalized under regulatory capital guidelines. Total shareholders’ equity was $1.65 billion at September 30, 2025 and $1.61 billion at December 31, 2024. Shareholders' equity increased during the nine months ended September 30, 2025 due to net income of $76.7 million and a decrease of $47.5 million of other comprehensive loss, partially offset by $64.2 million paid to repurchase common stock at a weighted-average price per share of $27.41 and dividends paid of $21.6 million, or $0.42 per common share.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of September 30, 2025:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
Total Capital (to risk-weighted assets)	16.33%	8.00%	10.50%	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	14.43%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	14.55%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.60%	4.00%	4.00%	N/A
Stellar Bank
Total Capital (to risk-weighted assets)	15.45%	8.00%	10.50%	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.27%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	14.27%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	11.37%	4.00%	4.00%	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset/Liability Management and Interest Rate Risk
Our asset liability and interest rate risk policy provides management with guidelines for effective balance sheet management. We have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
As a financial institution, a component of the market risk that we face is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a majority of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
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
We use an interest rate risk simulation model and shock analysis to evaluate the interest rate sensitivity of net interest income and the balance sheet, respectively. Where applicable, instruments on the balance sheet are modeled at the instrument level, incorporating all relevant attributes such as next reset date, reset frequency and call dates, as well as prepayment assumptions for loans and securities and decay rates for nonmaturity deposits. Assumptions based on past experience are incorporated into the model for nonmaturity deposit account decay rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
+300	7.3%	3.1%	(2.6)%	(4.9)%
+200	5.3%	2.4%	0.3%	(1.8)%
+100	2.9%	1.4%	1.3%	(0.2)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.9)%	(2.5)%	(4.5)%	(2.8)%
-200	(7.8)%	(5.2)%	(11.7)%	(7.9)%
-300	(11.0)%	(8.6)%	(21.5)%	(15.1)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the nine months ended September 30, 2025, changes in our overall interest rate profile were driven by the increase in cash and decrease in loans, noninterest-bearing deposits and certificates of deposits.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025 (the “2024-2025 Repurchase Program”) which was terminated as of April 23, 2025.
On April 23, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which is similar to the previous repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. As of September 30, 2025, the number of shares that may be repurchased under 2025-2026 plan was 2,040,273 based on the closing share price of the Company's common stock. The Company repurchased 173,265 shares at a weighted-average price of $28.77 per share during the third quarter of 2025 under the 2025-2026 Repurchase Program. All shares repurchased were retired.
The following table summarizes the shares repurchased by the Company:

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
July 1, 2025 to July 31, 2025	—	$28.66	42,025	2,055,445
August 1, 2025 to August 31, 2025	460	$28.81	131,240	2,002,001
September 1, 2025 to September 30, 2025	75	$30.92	—	2,040,273
Total	535	$28.77	173,265
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Formation of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)

3.2	Amended and Restated Bylaws of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)

10.1	Amended and Restated Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2025)

10.2	Stellar Bancorp, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed with this Quarterly Report on Form 10-Q.
**    Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellar Bancorp, Inc. (Registrant)

Date: October 24, 2025	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: October 24, 2025	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer