Form 10-K
period 2025-12-31
Stellar Bancorp, Inc.
filed 2026-02-26
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error in previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2025 was approximately $1.30 billion.
As of February 24, 2026, there were 50,772,216 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the 2026 Annual Meeting of Shareholders of Stellar Bancorp, Inc., which will be filed within 120 days after December 31, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STELLAR BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

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

On January 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity (the “Merger”), with Prosperity continuing as the surviving corporation in the Merger. Immediately following the Merger, Stellar Bank will merge with and into Prosperity’s wholly owned banking subsidiary, Prosperity Bank (the “Bank Merger”). Prosperity Bank will continue as the surviving bank in the Bank Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Stellar Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Prosperity or the Company and shares held by a holder of Stellar Common Stock who has properly exercised applicable dissenters’ rights in respect of such share, will be converted into the right to receive (i) 0.3803 shares of common stock, par value $1.00 per share, of Prosperity and (ii) an amount in cash equal to $11.36. The closing of the Merger is expected to occur in the second quarter of 2026, subject to customary conditions, including approval of the Company’s shareholders and regulatory approvals. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 – Subsequent Events in the accompanying notes to the consolidated financial statements.

On October 1, 2022, Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”) merged (the “Merger”) with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. and the ticker symbol changed to “STEL.” Immediately following the Merger, CommunityBank of Texas, N.A. (“CommunityBank”), a national banking association and a wholly-owned subsidiary of CBTX, merged with and into Allegiance Bank, a wholly-owned subsidiary of Allegiance, with Allegiance Bank as the surviving bank. In connection with the operational conversion, Allegiance Bank changed its name to Stellar Bank on February 18, 2023. After the Merger, Stellar Bank became one of the largest banks based in Houston, Texas.

We refer to the Houston-The Woodlands-Sugar Land metropolitan statistical area (“MSA”) and the Beaumont-Port Arthur MSA combined, as the Houston region (the “Houston region”) and we refer to the Houston region and the Dallas MSA as our market (“market”). As of December 31, 2025, we operated 52 service banking centers, with 35 banking centers in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.

Through Stellar Bank, the Company provides a diversified range of commercial banking services primarily to small- to medium-sized businesses, professionals and individual customers within our market. We believe the size, growth and increasing economic diversity of our market, when combined with our community banking strategy, provides us with excellent opportunities for long-term, sustainable growth. Our community banking strategy, which is described in more detail below, is designed to foster strong customer relationships while benefitting from a platform and scale that is competitive with larger regional and national banks. We believe this strategy presents a significant market advantage for serving small- to medium-sized business customers and further enables us to attract talented bankers.

As of December 31, 2025, the Company had total assets of $10.81 billion, total loans of $7.30 billion, total deposits of $9.02 billion and total shareholders’ equity of $1.67 billion.

Business Strategy
The Company’s objective is to grow and strengthen its banking franchise through its community banking strategy and strategic acquisitions. The Company is a leading provider of customized commercial banking services to small- and medium-sized businesses in our market by providing superior customer service and by leveraging the strength and capabilities of local management.
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
•identifying and hiring additional seasoned bankers who will thrive within a locally focused community banking model;
•focusing on local decision-making, allowing us to provide customers with timely decisions on loan requests, which we believe allows us to effectively compete with larger financial institutions; and
•broadening our financial services offerings and technology adoption to better serve our customer base’s evolving needs while increasing operational efficiency.

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
•Scalable banking and operational platform designed to foster and accommodate significant growth—We believe in the value of scale in banking and our operating platform and strategy is designed for growth. We have made extensive investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth. Our size better positions us to effectively invest in technology and be more future-focused than smaller banks. We believe that our scalable operating platform will effectively support growth, resulting in greater efficiency and enhanced profitability as we grow.
•Community-focused, full-service customer relationships—We believe that our community banking strategy facilitates strong relationships with our customers. We are focused on delivering a wide variety of high-quality, relationship-driven commercial and community-oriented banking products and services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals in our market. We actively solicit the deposit business of our consumer and commercial loan customers and seek to deepen these relationships with additional products and services.

•Local decision making authority—Acquisitions of many local financial institutions in our market by larger, more regionally focused competitors have led to a reduced number of locally-based competitors, and we believe this has created an underserved base of small- to medium-sized businesses, professionals and individuals that are interested in banking with a company headquartered in, and with decision-making authority based in our market. We seek to develop comprehensive, long-term banking relationships with customers and offer an array of products and services to support our loan and deposit activities. Our products and services are tailored to address the needs of our targeted customers and we believe positions us well to compete effectively and build strong customer relationships.
•Focus on seasoned bankers—We believe our management team’s long-standing presence and experience in our market gives us valuable insight into the local market and the ability to successfully develop and recruit talented bankers. Our team of seasoned bankers has been the driver of our organic growth. Our officer compensation structure, which includes equity grants and various incentive programs, attracts talented bankers and motivates them to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality.
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
•Quality loan portfolio—Our focus on loans to small- to medium-sized businesses results in a more diffused portfolio of loan relationships, which we believe reduces the risk relative to a dependence on significantly larger lending relationships. As of December 31, 2025, our average funded loan size was approximately $533 thousand.
Community Banking Services
Lending Activities
We offer a wide range of commercial and retail lending services, including commercial loans, loans to small businesses guaranteed by the Small Business Administration (the “SBA”), mortgage loans, home equity loans, personal loans and automobile loans, among others, specifically designed for small- to medium-sized businesses and companies, professionals and individuals generally located within Texas and primarily in our market. We also offer factoring services through American Prudential Capital, Inc., a wholly owned subsidiary of the Bank. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” for a more detailed discussion of the Company’s lending activities.
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
We rely heavily on the continued business our bankers generate and the efforts of our officers and directors to solicit and refer potential customers, and we expect this reliance to continue for the foreseeable future. We believe that our strong market share position in our geographic areas of operation is a reflection of our ability to effectively compete with the larger banks in our market, most of which are based out of state.
Human Capital Overview

Our ability to serve our customers and communities is driven by the strength and engagement of our workforce. We are committed to attracting, developing, and retaining talented individuals who contribute to our long-term success. Our culture emphasizes collaboration, integrity, and accountability, fostering an environment where employees at all levels can thrive.

As of December 31, 2025, we had 1,053 employees. None of our workforce is currently represented by a collective bargaining unit or bound by a collective bargaining agreement.

Workforce Engagement

We believe in the value of broad employee participation and perspectives across our organization. Our internal employee listening program is designed to measure employee experience throughout the employee lifecycle. Annually, we conduct an Engagement survey, and a follow up Pulse survey. These surveys are the bedrock of our listening program, which are supplemented by a series of on-boarding surveys and other event-driven listening opportunities. Strategic employee listening is aligned with the goals of the organization, and provides indicators of our culture, illuminating insights into the strengths and opportunities we have.

We actively recruit and promote individuals based on their skills, contributions, and leadership potential, ensuring we attract top talent that reflects the communities we serve. We regularly assess workforce trends and engagement to maintain a strong and dynamic employee base.
As of December 31, 2025, the race and gender diversity of our workforce was as follows:

Number of Employees (Headcount)	Non-White(1)	Percentage of Women
1,053	50%	70%
(1)    Of the 1,053 employee headcount, 37 did not disclose their race, therefore, the percentage of non-white employees in the table is based on 1,016 employees.

Learning and Development

The basis of our culture is empowering people to thrive, and during 2025 we continued to create and deliver learning opportunities and programs designed to fulfill that purpose. “Interstellar,” our management development journey, continued in 2025, offered with Situational Leadership (SLII®) as a foundational course and “Finding Top Talent” as a course designed to prepare managers to enhance the new employee experience. These programs are designed for all managers to create their own learning journey by selecting coursework that is appropriate for their skill development needs.

We continued the deployment of our successful cultural foundation program, “The Stellar Odyssey”, as part of our new employee experience. This program has contributed to statistically significant increases in our employee engagement, which increased again in 2025, achieving an index of 88% up from 82% in 2024. We also initiated our “Service and Beyond” class, as part of our Stellar Service Standards program launch, a program designed to enhance the customer service mindset, behaviors and skills.

Our Officer Development and Internship Program (“ODP”) continued to grow in 2025, both through the recruitment of more talented ODP associates and expanding the number of candidates for our internship program. The internship program includes meaningful project work, assignments and networking, along with a research case and presentation. The internship program serves as a talent pipeline for the ODP, wherein we engage high-potential college students as interns and then offer positions to them to return as full-time employees upon graduation.

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

Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. We incur significant costs related to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business, financial condition or results of operation.

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

Bank Holding Company and Bank Regulation

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and it and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a bank holding company of a Texas state-chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the Texas Department of Banking (“TDB”).

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund, up to applicable legal limits. Effective April 14, 2025, the Bank became a member of the Federal Reserve System. As a result, the Bank’s primary federal regulator is now the Federal Reserve and the TDB continues to be the Bank’s primary state regulator.

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

The regulators have various formal and informal enforcement actions available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation or has engaged in unsafe or unsound banking practices. The regulators have the power to, among other things:

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

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act (“Durbin Amendment”), the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more, such as the Bank, provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve’s current interchange rules but simultaneously stayed its own vacatur pending appeal to the circuit court. The outcome of this litigation could significantly and adversely affect the fees banks can charge on debit card transactions.

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

The Federal Reserve’s rules provide a framework for when a company controls a bank holding company or bank under the BHC Act. In particular, the rules set forth tiered presumptions of control in the Federal Reserve’s regulations. Under the BHC Act, a company controls a bank holding company if it controls 25% or more of any class of voting securities of the bank holding company. A company that controls less than 5% of any class of voting securities of a bank holding company is presumed not to control the bank holding company. In instances in which a company owns at least 5% but less than 25%, the Federal Reserve considers the full facts and circumstances of the relationship between the company and the bank holding company to determine whether the company controls the bank holding company. As part of its determination as to control, the Federal Reserve considers, among other things, level of ownership of voting and non-voting securities, board representation, business relationships, senior management interlocks, contractual limits on major operational or policy decisions, proxies on issues, threats to dispose of securities and management agreements. The rules also provide several additional examples of presumptions of control and noncontrol, along with various ancillary provisions such as definitions of terms used in the presumptions.

Permissible Activities and Investments

Banking laws generally restrict our ability to engage in or acquire more than 5% of the voting shares of a company engaged in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company. The Company has not elected to pursue financial holding company status.

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

Branching

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the Federal Reserve. The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.

Regulatory Capital Requirements and Capital Adequacy

The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors. As a bank holding company and a state-chartered member bank, the Company and the Bank are subject to both risk-based and leverage regulatory capital requirements.

The Company and the Bank are required to comply with applicable capital adequacy standards adopted by the Federal Reserve and the FDIC (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, require the Company to maintain an additional capital conservation buffer, composed entirely of Common Equity Tier 1 (“CET1”), of 2.50%, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.00%, (2) Tier 1 capital to risk-weighted assets of 8.50%, (3) total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.50% and (4) Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”) of 4.00%. As of December 31, 2025, the Company’s ratio of CET1 to risk-weighted assets was 14.18%, Tier 1 capital to risk-weighted assets was 14.31%, Total capital to risk-weighted assets was 15.73% and Tier 1 capital to average tangible quarterly assets was 11.52%.

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

The Basel III Capital Rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action as discussed below under “Prompt Corrective Action”. Under the Basel III Capital Rules, to be well capitalized, an insured depository institution is required to maintain a minimum CET1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%. In addition, the Basel III Capital Rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of CET1 capital.

Under the Basel III Capital Rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. We elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. For banking organizations with less than $15 billion in total assets, existing trust preferred securities and cumulative perpetual preferred stock continue to be included in regulatory capital while other instruments are disallowed. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets.

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

Prompt Corrective Action

Under the Federal Deposit Insurance Act (the “FDIA”), the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and does not meet the criteria for a “well capitalized” bank. A depository institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2025, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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

Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required in order to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the Basel III Capital Rules could also have the effect of limiting the payment of capital distributions from the Bank.

In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.

Reserve Requirements

Although the Federal Reserve currently maintains reserve requirement ratios at zero percent, it retains the authority to impose reserve requirements against a bank’s transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms, substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third-party.

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

Brokered Deposits

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction. An “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Reserve. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. The Federal Reserve may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

In addition, the FDIA prohibits an insured depository institution from offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the Federal Reserve.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Mortgage loan origination. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure, but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not generally exceed 43% and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

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

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third-parties in the provision of financial services. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

The SEC requires public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, processes, strategy, and governance. The rules also generally require public companies to disclose on Form 8-K any cybersecurity incident it determines to be material within four business days of such determination and to describe the material aspects of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely material impact on the company. See “Item 1C. Cybersecurity” for a discussion of the Company’s cybersecurity risk management, strategy and governance.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. Banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs, and many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue and are continually monitoring developments in the stated in which its customers are located.

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

Risks Related to the Pending Merger with Prosperity Bancshares, Inc.
•we may not complete the merger transaction;
•we expect to incur substantial costs in connection with the merger;
•termination of the merger agreement could trigger payment of a termination fee by us; and
•we may not realize the anticipated benefits of the proposed merger.

Risks Related to Business and Operations
External and Market Related Risks
•negative developments affecting the financial services industry;

•challenging market conditions and economic trends;
•inflationary pressures and rising prices;
•concentration of our business in our market and largely dependent upon the growth and welfare of our market;
•strong competition to attract and retain customers;
•adverse impact of geopolitical events, wars, natural disasters, climate change, pandemics and other catastrophes;
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

Risks Related to the Pending Merger with Prosperity Bancshares, Inc.

We may not complete the pending merger transaction with Prosperity within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.

On January 27, 2026, we entered into the Merger Agreement with Prosperity, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity, with Prosperity continuing as the surviving corporation in the Merger.

The completion of the Merger is subject to customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders, (2) authorization for listing on the New York Stock Exchange of the shares of Prosperity Common Stock to be issued in the Merger, subject to official notice of issuance, (3) the receipt of required regulatory approvals, including the approval or waiver of prior approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Texas Department of Banking, (4) effectiveness of the registration statement on Form S-4 for the Prosperity Common Stock to be issued in the Merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both Prosperity and the Company and further provides that a termination fee of $78.0 million will be payable by the Company upon termination of the Merger Agreement under certain circumstances.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could also be required to pay Prosperity a termination fee of $78 million if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, customers, regulators and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with Prosperity could adversely affect our business, financial results, operations and/or the market price of our common stock.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our financial condition, our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, customers, regulators, suppliers and other business partners. For example, customers may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the merger is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business, in all material respects, in the ordinary course consistent with past practice, and subjecting us to a variety of specified restrictions absent Prosperity’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. Furthermore, we are limited in our ability to solicit other acquisition proposals during the pendency of the Merger. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

The Merger Agreement contains provisions that could make it difficult or a third-party to acquire us prior to the competition of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of the Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. Under the terms of the Merger Agreement, we may be required to pay Prosperity a termination fee of $78 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a termination of the Merger Agreement by Prosperity in response to a “Stellar Adverse Recommendation Change” (as defined in the Merger Agreement) of our Board of Directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

A lawsuit may be filed against us and/or Prosperity challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.

Lawsuits arising out of or relating to the Merger Agreement and/or the proposed acquisition of us by Prosperity may be filed in the future. There can be no assurances that we will be successful in the outcome of any lawsuits challenging the Merger. One of the conditions to completion of the Merger is the absence of any applicable injunction or other order being in effect that prohibits completion of the Merger or the Bank Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe. Lawsuits challenging the Merger could divert to some extent our management’s and certain of our employee’s attention from our day-to-day operations. We may also incur costs in connection with the defense or settlement of any litigation, including costs associated with the indemnification of our directors and officers and settlement payments. For these and other reasons, litigation related to the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Prosperity.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Risks Related to Business and Operations
External and Market Related Risks
Negative developments affecting the banking industry, “contagion effects,” and resulting media coverage, have eroded customer confidence in the banking system.
Any future bank failures or similar events adversely affecting the banking industry may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.
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

Continued inflationary pressures in 2026 could lead to increased costs for our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

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
An unpredictable or volatile political environment in the United States, including any social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. It is difficult to predict the legislative, executive and regulatory changes that will result from the current Congress and political administration, which may cause broader economic changes due to various changes in the federal government’s approach to regulation and administration. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, which could in turn affect economic growth. Future legislation, regulation and changes in policy, as well as changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, could affect the economic and banking industry, including our business and results of operations, in ways that are difficult to predict.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Company.
Notwithstanding ongoing legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and it has rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws and increased compliance costs. The extent and timing of any changes relating to the CFPB, including its rule-making, supervisory and enforcement authority, and any resulting impact on our business and financial results cannot be predicted at this time.
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

Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel, including our ability to replace our current loan officers, staff and personnel as they age out of the workforce. The Company may face difficulties in recruiting and retaining bankers and other personnel of our desired caliber, including as a result of staffing shortages and competition from other financial institutions. Competition for loan officers and other personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of our competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Furthermore, our current and potential new personnel may prefer and seek jobs where they can work fully remotely. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

Our results of operations may be adversely affected by labor shortages, turnover and labor cost increases.

Labor costs are a material component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, a shift towards remote work, wage inflation, higher unemployment subsidies, other government regulations and general macroeconomic factors. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates and employee benefits costs to attract and retain employees and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures, we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. An overall labor shortage, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.

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
Growth Strategy Risks
Our strategic growth plan could expose the Company to financial, execution and operational risks.
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
As of December 31, 2025, $5.75 billion, or 78.7%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the term of the loan, limiting our ability to realize the full value of the collateral anticipated at the time of the originating loan. A weakening of the real estate market in our primary market area could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of our business. In addition, the volatility of the real estate market may result in a lower valuation at the time collateral is put on the market for sale. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses in real estate values may cause the Company to experience increases in provisions for loan losses and charge-offs, which could adversely affect our profitability.
As of December 31, 2025, $3.77 billion, or 51.6%, of our total loans were comprised of commercial real estate loans and $720.8 million, or 9.9%, of our total loans were comprised of construction, land development and other land loans. Commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Repayment of these loans is typically dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability.
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
As of December 31, 2025, $1.48 billion, or 20.2%, of our total loans were comprised of commercial and industrial loans that are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the borrower’s business itself and these loans are typically larger in amount, which creates the potential for larger losses on a single loan basis. Commercial and industrial loans are collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than the Company anticipates, exposing it to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose the Company to credit losses.
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
As of December 31, 2025, our allowance for credit losses on loans was $83.6 million, which represented 1.15% of our total loans and 159.15% of our total nonperforming loans as of the same date. Additional loan losses may occur in the future and may occur at a rate greater than the Company has previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to results of the allowance for credit losses model or as required by our banking regulators. In addition, federal and state bank regulatory agencies periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense.
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

There are risks inherent in any loan portfolio, which we attempt to address by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower’s prior credit history; financial statements; tax returns; cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for credit losses. Loan collection resources may be expanded to meet increases in nonperforming loans resulting from economic downturns or to service any loans acquired, resulting in higher loan administration costs. We are also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection.

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

Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or general financial market stress. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans and securities to ensure that it has adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, loan repayments, sales of the Company’s securities, sales of loans and other sources could have a negative impact on liquidity.

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
As of December 31, 2025, we held $1.22 billion of public deposits from municipalities throughout Texas. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.
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

Changes in interest rates could have an adverse impact on the Company’s net interest income, business, financial condition and results of operations. Many factors outside the Company’s control impact interest rates, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder, instability in domestic and foreign financial markets and other macroeconomic conditions. A majority of banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings and cash flows are significantly dependent on its net interest income and are subject to “gaps” in the interest rate sensitivities of assets and liabilities that may negatively impact earnings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Interest rate increases often result in larger payment requirements for borrowers, including our floating-rate borrowers, which increases the potential for default and delayed payment, and reduces demand for collateral securing the loan. Further, loans in nonaccrual status require continued funding costs, but result in decreased interest income. Interest rate increases may also reduce the demand for loans, decrease loan repayment rates and increase competition for deposits, which could cause an increase in nonperforming assets and charge offs, which could adversely affect our business. Declining interest rates can increase loan prepayments and long‑term fixed rate credits, which could adversely impact earnings and net interest margin if rates increase. If short‑term interest rates remain at low levels for a prolonged period and longer‑term interest rates fall, the Company could experience net interest margin compression as interest‑earning assets would continue to reprice downward while interest-bearing liability rates could fail to decline in tandem. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results of operations. Changes in interest rates can also impact the value of loans, securities and other assets.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

The Company invests in available for sale securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2025, the fair value of our securities portfolio was $2.20 billion, which represented 20.3% of total assets. Factors beyond our control, including interest rate increases, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. In order to satisfy liquidity needs, we may be forced to sell securities which would then require us to realize losses. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities and continued instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. The process for determining impairment usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our unrealized losses for our securities portfolio may increase in future periods and we may recognize losses within our securities portfolio.
Risks Related to Cybersecurity, Artificial Intelligence, Third-Parties and Technology
The Company depends on information technology and telecommunications, including third-party service providers.

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
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third-parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.
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
The Company or its third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take actions that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding, monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third-parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third-parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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

The Company may be subject to environmental liabilities in connection with the properties we own and the foreclosure of real estate assets securing our loan portfolio.
In the course of our business, we may acquire real estate in connection with our growth efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property.
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

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support their day‑to‑day operations. Technology companies frequently enter litigation based on allegations of patent infringement or other violations of intellectual property rights. The Company also uses trademarks and logos for marketing purposes, and third parties may allege that the Company’s marketing, processes or systems may infringe their intellectual property rights. Competitors of the Company’s vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to the Company. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation that can be expensive, time‑consuming, and disruptive to operations and distracting to management.

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

The Dodd-Frank Act and its implementing regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authority might impact our business in the near and medium term.

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
We are unable to predict what, if any, changes to the regulatory environment may be enacted by Congress, or the current and next presidential administration and what the impact of any such changes will be on our results of operations or financial condition, including increased expenses or changes in the demand for our services or our ability to engage in transactions to expand our business, or on the U.S. domestic or global economies or financial markets.
Moreover, the current presidential administration has made certain changes in the leadership and senior staff of the federal banking agencies and may make additional changes in the future. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously. The potential impact of any changes in agency personnel, policies, priorities and interpretations on the financial services sector, including us, cannot be predicted at this time.
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
Many of the Company’s new activities and expansion plans may require regulatory approval, and failure to obtain them may restrict our growth.
We intend to continue to grow our business through strategic acquisitions of financial institutions coupled with organic growth. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, liquidity, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and our record of compliance with laws and regulations, the convenience and needs of the communities to be served including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to the Company, or at all, or may be granted only after lengthy delay. We may also be required to sell or, alternatively, commit to retain branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are financial institution failures that affect the Deposit Insurance Fund, we may be required to pay FDIC premiums higher than current levels. Future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations. These increased premiums would have an adverse effect on our net income and results of operations.
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
•market perception of our ability to manage growth projections and expectations and to complete the Merger with Prosperity;
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
•changes in economic, competitive, regulatory conditions and technical factors or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
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
The Company’s second amended and restated certificate of formation does not provide for cumulative voting for directors and authorizes the Board of Directors to issue shares of preferred stock without shareholder approval and upon such terms as the Board of Directors may determine. The issuance of the Company’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, a controlling interest. In addition, certain provisions of Texas law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.
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
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the exclusive forum provision with respect to state courts of the Company’s bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such an exclusive forum provision as written in connection with claims arising under the Securities Act, and the Company’s shareholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the exclusive forum provision of the Company’s bylaws.
The exclusive forum provision in the Company’s bylaws may limit the Company’s shareholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, shareholders who do bring a claim in a Harris County court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Harris County, Texas. Furthermore, if a court were to find the exclusive forum provision contained in the Company’s bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business, operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s risk management program is designed to identify, assess, and mitigate risks across various areas and functions, including financial, operational, technological, regulatory, reputational, and legal. Cybersecurity is a critical component of the enterprise risk management program, given the increasing reliance on technology and potential of cyber threats. The Company’s information security program is designed to protect the confidentiality, integrity, and availability of its computer systems, networks, software and information assets, including customer, and other sensitive data.

The structure of the Company’s information security program is designed around regulatory guidance, industry leading risk frameworks and other industry standards. In addition, the Company leverages certain industry and government associations, third-party benchmarking, audits, and threat intelligence sources to facilitate and promote program effectiveness. The Chief lnformation Security Officer (“CISO”), who reports directly to the Chief Risk Officer (“CRO”), and the Chief lnformation Officer (“CIO”), along with key members of their teams, regularly collaborate with peer banks and industry groups to discuss cybersecurity trends, issues, and best practices. The information security program is periodically reviewed with the goal of addressing changing threats and conditions.

The Company employs an in-depth, layered, defensive strategy that embraces a “secure by design” philosophy when designing new products, services, and technology. The Company leverages people, processes, and technology as part of its efforts to manage and maintain cybersecurity controls. The Company employs a variety of solutions and processes designed to prevent, detect, and respond to suspicious activity. The Company also actively monitors its email gateways for malicious phishing email campaigns and monitors remote connections as a portion of its workforce has the option to work remotely.

The Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. It engages in regular assessments of its infrastructure, software systems, and network architecture, using internal cybersecurity experts, and third-party specialists. The Company also maintains a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and its supply chain. The Company leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to its information security program, to assess the design and operating effectiveness of the control environment and make recommendations to strengthen its risk management program.

The Company maintains a Cybersecurity Incident Response Policy (“CSIRP”) and related checklists that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely escalation of incidents to the Cybersecurity Response Team and notification to the appropriate regulatory and governmental authorities. As needed, the notification may include senior management and/or the Company’s and Bank’s Board of Directors. The CSIRP and related checklists are coordinated through the CISO, CRO, and key members of management, including but not limited to representatives from the information security, information technology and legal teams that are embedded into the Cybersecurity Response Team. The CSIRP facilitates coordination across multiple parts of the organization and is evaluated at least annually.

During the fiscal year of this Report, the Company has not experienced a cybersecurity incident that has materially impacted its business strategy, results of operations, or financial condition. Despite the Company’s efforts, there can be no assurance that its cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting its systems and information. The Company faces risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect its business strategy, results of operations or financial condition including through potential operational disruption, regulatory or supervisory actions, reputational harm or increased costs associated with remediation and recovery. See “Item 1A. Risk Factors” in this document for further information.

Governance

The Bank’s Board of Directors is responsible for overseeing the risks associated with cybersecurity threats. The Bank Operational Risk Committee (“Ops Risk”) of the Board has primary responsibility for overseeing the technology program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The CISO and the CIO provide quarterly reports to the Ops Risk Committee regarding the information security and technology programs, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The CISO also reports summaries of key issues, including significant cybersecurity incidents.

In addition to the Ops Risk Committee, the management-level Technology Committee (“TC”) focuses on and provides oversight of the information security program. The TC reviews and, as appropriate, approves the broad objectives, strategies and policies governing the Company’s protection of data assets and information security framework. The CRO additionally assesses the adequacy of information security practices and reports on cyber risk to the Risk Oversight Committee (“ROC”) of the Company’s Board of Directors. The TC is co-chaired by the CIO and CISO, and includes the CEO, CRO, COO, and other key departmental managers from throughout the Bank. This committee generally meets monthly to discuss various operational strategies and issues, including information technology and information security policies, practices, controls, and mitigation and prevention efforts.

The CISO, in coordination with the CRO, CIO and General Counsel, works across the Company to implement and monitor a program designed to protect the Company’s information systems from cybersecurity threats and promptly respond to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response plan. The Company’s CISO has served in various roles in information technology and information security for over twenty years, including serving as a Cyberspace Operations Officer in the United States Air Force Reserves and instructing for the SANS Technology Institute. The Company’s CISO holds an undergraduate degree in Business Administration and has attained the professional certification of Certified Information Systems Security Professional (“CISSP”). The Company’s CRO has over a 25-year career in the banking industry and is currently serving as Senior Executive Vice President and Chief Risk Officer of Stellar Bank and Chief Risk Officer of Stellar Bancorp, Inc. Previously, the CRO has held the positions of President and Chief Risk Officer at Allegiance Bank and Executive Vice President and Chief Risk Officer at Allegiance. The Company’s CRO’s banking career as an executive started at Independence Bank in 2002 as Senior Credit Officer and eventually was promoted to President in 2009. Between 2010 and 2013, the CRO also served as CEO of Independence Bank until joining Allegiance Bank following a merger. The Company’s CRO has since assumed the roles of Regional President, Deputy Chief Credit Officer, and Chief Administration Officer at Allegiance Bank. The CRO holds an MBA from the University of Houston and a Bachelor of Arts in Finance & Marketing from the same institution.

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

ITEM 2. PROPERTIES
The Company’s principal executive office is located at 9 Greenway Plaza, Suite 110, Houston, Texas 77046. As of December 31, 2025, we had 52 full-service banking centers, with 35 banking centers located in the Houston MSA, 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas. We lease 20 of these banking centers, as well as our executive office, and own the remaining 32 banking centers.

For the leased locations, the Company either leases the location entirely, owns the building and has a ground lease, or owns the drive through and leases the banking center. The Company believes that lease terms for the banking centers that it leases are generally consistent with prevailing market terms. The expiration dates of the leases range from 2026 to 2045, without consideration of any renewal periods available.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the symbol “STEL.” As of February 24, 2026, there were 50,772,216 shares outstanding and 860 shareholders of record of the Company’s common stock. The closing price per share of common stock on December 31, 2025, the last trading day of the year, was $30.94.
Dividends
During 2025, the Company paid quarterly cash dividends of $0.14 per share of its common stock for the first quarter, second quarter and the third quarter and $0.15 per share of its common stock for the fourth quarter. During the first quarter of 2026, the Company declared a quarterly dividend of $0.15 per share to be paid in the first quarter of 2026. See Note 18 — Subsequent Events. Payments of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on the Company’s ability to pay dividends.
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2025, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	710,388	$26.67	1,686,152
Equity compensation plans not approved by security holders	—	—	—
Total	710,388		1,686,152
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2024, the Company’s Board of Directors authorized a share repurchase program to provide that the Company may repurchase up to $60 million of the Company’s common stock through May 31, 2025 (the “2024-2025 Repurchase Program”) which was terminated as of April 23, 2025.
On April 23, 2025, the Company announced that its Board of Directors authorized a new share repurchase program which is similar to the previous repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. As of December 31, 2025, the number of shares that may be repurchased under 2025-2026 plan was 1,545,111 based on the closing share price of the Company's common stock. The Company repurchased 299,347 shares at a weighted-average price of $30.44 per share during the fourth quarter of 2025 under the 2025-2026 Repurchase Program. All shares repurchased were retired.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the fourth quarter of 2025.

Period	Number of Shares Purchased(1)	Shares Purchased as Part of Publicly Announced Plan	Average Price Paid Per Share	Number of Shares That May Yet be Purchased Under the Plan(2)
October 1, 2025 to October 31, 2025	27,833	44,948	$29.56	1,889,238
November 1, 2025 to November 30, 2025	50	142,410	$30.22	1,622,799
December 1, 2025 to December 31, 2025	—	111,989	$31.17	1,545,111
Total	27,883	299,347	$30.40

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

Performance Graph
On October 1, 2022, Allegiance Bancshares, Inc. merged with CBTX, Inc. (“CBTX”) with CBTX as the surviving corporation that was renamed Stellar Bancorp, Inc. The performance graph compares the cumulative total shareholder return on CBTX common stock for the period beginning at the close of trading on December 31, 2020 to the close of trading on September 30, 2022 and Stellar’s common stock for the period beginning October 1, 2022 to the close of trading on December 31, 2025, with the cumulative total return of the Russell 2000 Index and the S&P 600 Banks Index. Dividend reinvestment has been assumed. The Performance graph assumes $100 invested on December 31, 2020 in the Company’ common stock and each comparative index shown. The historical stock price performance for Stellar’s common stock shown on the graph below is not necessarily indicative of future stock performance.
*    $100 invested on December 31, 2020 in Stellar’s common stock or an index, including reinvestment of dividends. Fiscal year ending December 31.

	2020	2021	2022	2023	2024	2025
Stellar Bancorp, Inc.	100.00	115.79	119.73	115.51	120.12	133.67
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P 600 Banks	100.00	135.74	125.04	122.91	140.90	147.34
(Source: Refinitiv)
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements. These forward‑looking statements reflect the Company’s current views with respect to, among other things, future events and the Company’s financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, the Company cautions that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I.—Item 1A.—Risk Factors” and the following:
•the proposed transaction with Prosperity, including the likelihood of the satisfaction of the conditions to the completion of the transaction and whether and when the transaction will be consummated;
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

•natural disasters, climate change and adverse weather in the Company’s market area;
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
On January 27, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity (the “Merger”), with Prosperity continuing as the surviving corporation in the Merger. Immediately following the Merger, Stellar Bank will merge with and into Prosperity’s wholly owned banking subsidiary, Prosperity Bank (the “Bank Merger”). Prosperity Bank will continue as the surviving bank in the Bank Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Stellar Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Prosperity or Stellar and shares held by a holder of Stellar Common Stock who has properly exercised applicable dissenters’ rights in respect of such share, will be converted into the right to receive (i) 0.3803 shares of common stock, par value $1.00 per share, of Prosperity and (ii) an amount in cash equal to $11.36. The closing of the Merger is expected to occur in the second quarter of 2026, subject to customary conditions, including approval of the Company's shareholders and regulatory approvals. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 – Subsequent Events of the Notes to Consolidated Financial Statement included in this Annual Report on Form 10-K for additional information regarding the transaction.
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

Loans with similar risk characteristics are aggregated into homogenous pools and are collectively evaluated by applying reserve factors, such as historical lifetime loss, concentration risk, volume, growth and composition of the loan portfolio, current and forecasted economic conditions to amortized cost balances over the remaining contractual life of the collectively evaluated portfolio. Historical lifetime loss is determined by utilizing an open-pool cumulative loss rate methodology, adjusted for credit risk characteristics and current and forecasted economic conditions. Losses are predicted over a reasonable and supportable period of one year for all loan pools, followed by an immediate reversion to long-term historical averages. The reasonable and supportable period and reversion period are re-evaluated as needed by the Company and are dependent on the current economic environment among other factors.

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

As of December 31, 2025, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.1 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $2.9 million. Increasing estimated loss rates by 5% (i.e. quantitative and qualitative) would have a $3.5 million impact.

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

See Note 2 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill balances.

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

Pending Merger with Prosperity

On January 27, 2026, we entered into the Merger Agreement with Prosperity. Upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity with Prosperity continuing as the surviving corporation in the Merger. Immediately following the Merger, Stellar Bank will merge with and into Prosperity’s wholly owned banking subsidiary, Prosperity Bank. Prosperity Bank will continue as the surviving bank in the Bank Merger.

At the Effective Time of the Merger, each share of the Company’s common stock outstanding immediately prior to the Effective Time (other than certain shares held by Prosperity or the Company and shares held by a holder of the Company’s common stock who has properly exercised applicable dissenters’ rights in respect of such share) will be converted into the right to receive (1) 0.3803 shares of common stock, par value $1.00 per share, of Prosperity (the “Exchange Ratio”), and (2) an amount in cash equal to $11.36 (the “Per Share Cash Merger Consideration”).

The Merger Agreement contains customary representations and warranties from both Prosperity and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business or the taking of certain extraordinary actions during the interim period between the execution of the Merger Agreement and the Effective Time and (2) the Company’s obligation to call a meeting of its shareholders to approve the Merger and the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders approve the Merger and the Merger Agreement. The Company has also agreed to certain non-solicitation obligations related to alternative business combination proposals.

The completion of the Merger is subject to customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders, (2) authorization for listing on the New York Stock Exchange of the shares of Prosperity Common Stock to be issued in the Merger, subject to official notice of issuance, (3) the receipt of required regulatory approvals, including the approval or waiver of prior approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Texas Department of Banking, (4) effectiveness of the registration statement on Form S-4 for the Prosperity Common Stock to be issued in the Merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement contained certain termination rights for the Company and Prosperity. Subject to the terms and conditions of the Merger Agreement, the Company or Prosperity may terminate the Merger Agreement if the Merger is not consummated on or before January 27, 2027, which period may be extended automatically if at the end of the initial period, either of the conditions relating to the approval of the Merger pursuant to various regulatory requirements or the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger has not been satisfied. Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Prosperity a termination fee of $78 million.

At the Effective Time, each Company stock option with a per-share exercise price that is less than the Per Share Merger Consideration Value will be cancelled and the holder of such cancelled option will be entitled to receive (without interest) an amount in cash equal to the product of (1) the excess of the Per Share Merger Consideration Value over the option’s per-share exercise price, multiplied by (2) the number of shares of Stellar Common Stock subject to such stock option immediately prior to the Effective Time. Any Company stock option with a per-share exercise price that is equal to or greater than the Per Share Merger Consideration Value will be cancelled for no consideration. “Per Share Merger Consideration Value” refers to the sum of (1) the Per Share Cash Consideration plus (2) the product of (x) the Exchange Ratio multiplied by (y) the average of the closing sale prices of Prosperity Common Stock on the New York Stock Exchange as reported by The Wall Street Journal for the ten consecutive full trading days ending on and including the fifth trading day immediately preceding the closing date.

At the Effective Time, each outstanding restricted stock award in respect of Stellar Common Stock subject solely to service-based vesting, repurchase or other lapse restriction will vest and be converted into the right to receive (without interest) the Per Share Merger Consideration.

At the Effective Time, each outstanding restricted unit award in respect of Stellar Common Stock subject to performance-based vesting will vest and be converted into the right to receive (without interest) a cash payment equal to the product of (a) the Per Share Merger Consideration Value multiplied by (b) the number of shares of Stellar Common Stock subject to such performance unit award, with achievement of applicable performance metrics determined to be equal to 100% of the target level (or, in the case of the performance units granted in 2024, 200% of the target level).
Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2025, unless otherwise specified. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of 2024 versus 2023 results.
Net income was $102.9 million, or $1.99 per diluted common share, for the year ended December 31, 2025 compared with $115.0 million, or $2.15 per diluted common share, for the year ended December 31, 2024, a decrease of $12.1 million, or 10.5%. The decrease in net income was primarily due to a $13.0 million increase in the provision for credit losses, a $6.4 million decrease in net interest income and a $1.3 million decrease in noninterest income, partially offset by a $3.5 million decrease in noninterest expense along with a $5.0 million decrease in the provision for income taxes. See further analysis of the material fluctuations in the related discussions that follow.
Returns on average equity were 6.34% and 7.34%, returns on average assets were 0.97% and 1.08% and efficiency ratios were 62.28% and 61.53% for the years ended December 31, 2025 and 2024, respectively. The efficiency ratio is calculated by dividing total noninterest expense, excluding the amortization of core deposits, by the sum of net interest income plus noninterest income, excluding net gains and losses on sale/write-down of assets.
Net Interest Income
Net interest income before the provision for credit losses for the year ended December 31, 2025 was $401.6 million compared with $408.0 million for the year ended December 31, 2024, a decrease of $6.4 million, or 1.6%. The decrease in net interest income from the prior year was primarily due to the decrease in average interest-earning assets partially offset by the decrease in the cost of interest-bearing liabilities.
Interest income was $574.5 million for the year ended December 31, 2025, a decrease of $27.9 million, or 4.6%, compared to $602.4 million for the year ended December 31, 2024 primarily due to the decrease in the yield on average interest-earnings assets driven partially by lower average loans in the interest-earnings asset mix and lower interest income from purchase accounting adjustments. Average interest-earning assets decreased $59.7 million, or 0.6%, for the year ended December 31, 2025 compared with the year ended December 31, 2024 primarily due a decrease in average loans, partially offset by increases in average securities and deposits in other financial institutions. The yield on average interest-earning assets decreased to 6.00% for the year ended December 31, 2025 from 6.25% for the same period in 2024 as loans decreased as a portion of the interest-earning asset mix. The yield on loans also decreased to 6.68% for the year ended 2025 from 6.89% for the year ended 2024 due to interest income from purchase accounting adjustments and lower interest rates. The yield on average securities increased to 3.75% for the year ended 2025 from 3.34% for the year ended 2024. Additionally, interest income from purchase accounting adjustments was $19.3 million for the year ended December 31, 2025 compared to $33.0 million for the year ended December 31, 2024.
Interest expense was $172.9 million for the year ended December 31, 2025, a decrease of $21.6 million, or 11.1%, compared to $194.4 million for the year ended December 31, 2024. This decrease was primarily due to lower interest rates on interest-bearing deposits and borrowed funds partially offset by an increase in average interest-bearing deposits. The cost of average interest-bearing liabilities decreased to 3.06% for the year ended December 31, 2025 from 3.46% for the same period in 2024. Average interest-bearing deposits increased $127.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an increase in interest-bearing demand deposits and money market and savings deposits, partially offset by a decrease in certificates and other time deposits. Additionally, borrowed funds and subordinated debt decreased $102.0 million for the year ended December 31, 2025 compared to the same period in 2024.

Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets, for the year ended December 31, 2025 was 4.20%, a decrease of four basis points compared to 4.24% for the year ended December 31, 2024. The decrease in the net interest margin on a tax equivalent basis was primarily due to decreased yields on earning assets more than offsetting decreased funding costs. The average rate paid on interest-bearing liabilities of 3.06% and the average yield on interest-earning assets of 6.00% for the year ended December 31, 2025 decreased by 40 basis points and 25 basis points, respectively, over the same period in 2024. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the years ended December 31, 2025, 2024 and 2023, thus making tax-exempt yields comparable to taxable asset yields.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$7,263,152	$484,877	6.68%	$7,712,122	$531,680	6.89%	$7,961,911	$537,722	6.75%
Securities	1,828,752	68,576	3.75%	1,593,073	53,165	3.34%	1,490,588	41,047	2.75%
Deposits in other financial institutions	488,213	21,017	4.30%	334,654	17,555	5.25%	242,803	12,048	4.96%
Total interest-earning assets	9,580,117	$574,470	6.00%	9,639,849	$602,400	6.25%	9,695,302	$590,817	6.09%
Allowance for credit losses on loans	(81,708)			(91,770)			(95,668)
Noninterest-earning assets	1,086,711			1,098,396			1,147,232
Total assets	$10,585,120			$10,646,475			$10,746,866
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,952,032	$54,429	2.79%	$1,618,212	$48,290	2.98%	$1,464,015	$38,689	2.64%
Money market and savings deposits	2,407,951	66,102	2.75%	2,236,678	64,956	2.90%	2,259,264	48,646	2.15%
Certificates and other time deposits	1,196,586	46,276	3.87%	1,574,598	68,745	4.37%	1,239,345	41,286	3.33%
Borrowed funds	20,791	986	4.74%	77,662	4,549	5.86%	318,721	17,807	5.59%
Subordinated debt	62,605	5,057	8.08%	107,768	7,868	7.30%	109,560	7,630	6.96%
Total interest-bearing liabilities	5,639,965	$172,850	3.06%	5,614,918	$194,408	3.46%	5,390,905	$154,058	2.86%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	3,236,602			3,369,931			3,814,651
Other liabilities	85,472			94,165			85,376
Total liabilities	8,962,039			9,079,014			9,290,932
Shareholders’ equity	1,623,081			1,567,461			1,455,934
Total liabilities and shareholders’ equity	$10,585,120			$10,646,475			$10,746,866
Net interest rate spread			2.94%			2.79%			3.23%
Net interest income and margin(1)		$401,620	4.19%		$407,992	4.23%		$436,759	4.50%
Net interest income and margin (tax equivalent)(2)		$402,005	4.20%		$408,305	4.24%		$437,670	4.51%
Cost of funds			1.95%			2.16%			1.67%
Cost of deposits			1.90%			2.07%			1.47%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the years ended December 31, 2025, 2024 and 2023.

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

	Years Ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-Earning Assets:
Loans	$(30,952)	$(15,851)	$(46,803)	$(16,870)	$10,828	$(6,042)
Securities	7,865	7,546	15,411	2,822	9,296	12,118
Deposits in other financial institutions	8,055	(4,593)	3,462	4,558	949	5,507
Total (decrease) increase in interest income	(15,032)	(12,898)	(27,930)	(9,490)	21,073	11,583
Interest-Bearing Liabilities:
Interest-bearing demand deposits	9,962	(3,823)	6,139	4,075	5,526	9,601
Money market and savings deposits	4,974	(3,828)	1,146	(486)	16,796	16,310
Certificates and other time deposits	(16,504)	(5,965)	(22,469)	11,168	16,291	27,459
Borrowed funds	(3,331)	(232)	(3,563)	(13,468)	210	(13,258)
Subordinated debt	(3,297)	486	(2,811)	(125)	363	238
Total (decrease) increase in interest expense	(8,196)	(13,362)	(21,558)	1,164	39,186	40,350
(Decrease) increase in net interest income	$(6,836)	$464	$(6,372)	$(10,654)	$(18,113)	$(28,767)
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of a provision in order to bring our allowance for credit losses for various types of financial instruments including loans, securities and unfunded commitments to a level deemed appropriate by management. We recorded a provision for credit losses of $10.2 million for the year ended December 31, 2025 compared to a reversal of provision for credit losses of $2.9 million for the year ended December 31, 2024. The provision for credit losses during 2025 was primarily due the increase in specific reserves on individually evaluated loans within the allowance for credit losses model primarily due to the increase in nonperforming loans along with originations during the year on portfolios with higher loss rates. The reversal of provision for credit losses during 2024 was primarily due to the decrease in loans outstanding and changes to the specific reserves within the allowance for credit losses model, among other things. See further discussion of the allowance for the credit losses in “Financial Condition-Asset Quality.”
Net charge-offs were $3.8 million for the year ended December 31, 2025 compared to net charge-offs of $6.7 million for the year ended December 31, 2024.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, income earned on bank-owned life insurance and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $21.8 million for the year ended December 31, 2025 compared to $23.0 million for the year ended December 31, 2024, a decrease of $1.3 million, or 5.4%. This decrease was primarily due to losses on sales and write-downs on foreclosed assets recorded during 2025.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2025	2024		2024	2023
	(In thousands)
Service charges on deposit accounts	$6,282	$6,430	$(148)	$6,430	$6,064	$366
(Loss) gain on sale/write-down of assets	(302)	769	(1,071)	769	390	379
Bank-owned life insurance income	2,886	2,414	472	2,414	2,178	236
Debit card and interchange income	2,241	2,191	50	2,191	4,996	(2,805)
Other(1)	10,683	11,242	(559)	11,242	10,934	308
Total noninterest income	$21,790	$23,046	$(1,256)	$23,046	$24,562	$(1,516)
(1)Other includes Small Business Investment Company income, FHLB dividends, FRB dividends and wire transfer fees, among other items.
Noninterest Expense
Noninterest expense was $285.5 million for the year ended December 31, 2025 compared to $289.0 million for the year ended December 31, 2024, a decrease of $3.5 million, or 1.2%. The decrease in noninterest expense during 2025 compared to 2024 was primarily due to a $3.2 million decrease in professional fees, a $2.6 million decrease in amortization of intangibles and a $1.4 million decrease in regulatory assessments partially offset by a $3.5 million increase salaries and employee benefits.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2025	2024		2024	2023
	(In thousands)
Salaries and employee benefits(1)	$168,807	$165,357	$3,450	$165,357	$157,034	$8,323
Net occupancy and equipment	17,619	17,864	(245)	17,864	16,932	932
Depreciation	8,058	7,807	251	7,807	7,584	223
Data processing and software amortization	22,980	21,652	1,328	21,652	19,526	2,126
Professional fees	6,261	9,424	(3,163)	9,424	7,955	1,469
Regulatory assessments and FDIC insurance	6,187	7,568	(1,381)	7,568	11,032	(3,464)
Amortization of intangibles	21,580	24,220	(2,640)	24,220	26,883	(2,663)
Communications	3,435	3,418	17	3,418	2,796	622
Advertising	4,707	4,127	580	4,127	3,627	500
Acquisition and merger-related expenses	—	—	—	—	15,555	(15,555)
Other(2)	25,836	27,521	(1,685)	27,521	21,570	5,951
Total noninterest expense	$285,470	$288,958	$(3,488)	$288,958	$290,494	$(1,536)
(1)Total salaries and employee benefits includes $9.2 million, $10.8 million and $9.9 million in stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Other includes outside operational services, security, operational losses and other loan expenses, among other items.
Professional fees. Professional fees decreased $3.2 million, or 33.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the decrease in consulting fees incurred related to various projects in 2024.
Amortization of intangibles. Amortization of intangibles decreased $2.6 million, or 10.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.

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
Salaries and employee benefits. Salaries and benefits were $168.8 million for the year ended December 31, 2025, an increase of $3.5 million, or 2.1%, compared to the year ended December 31, 2024 primarily due to the increase in full-time equivalent employees.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company’s performance. We calculate our efficiency ratio by dividing total noninterest expense, excluding the amortization of core deposits, by the sum of net interest income and noninterest income, excluding net gains and losses on the sale/write-down of assets. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources. The Company’s efficiency ratio increased to 62.28% for the year ended December 31, 2025 compared to 61.53% for the year ended December 31, 2024.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth, demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and other nondeductible expenses. Income tax expense decreased 16.8%, to $24.9 million for the year ended December 31, 2025 compared with $30.0 million for the same period in 2024. The effective tax rates were 19.5% and 20.7% for the years ended December 31, 2025 and 2024, respectively. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2025 and 2024 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies, among other things, and their relative proportion to total pre-tax net income.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). The OBBBA did not have a significant impact on our financial statements, though some minor operational changes were necessary to support new information reporting requirements. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes do not currently impact us as the Company does not have foreign operations. As part of the OBBBA, the Company purchased transferrable energy tax credits in December 2025. The credits were purchased at a discount relative to the actual value of the credits obtained and reduced the Company’s income tax expense by $937 thousand in 2025.
Financial Condition
Loan Portfolio
At December 31, 2025, total loans were $7.30 billion, a decrease of $139.3 million, or 1.9%, compared with December 31, 2024 primarily due to decreases in commercial real estate, commercial real estate construction and land development and residential construction loans. Total loans as a percentage of deposits were 80.9% and 81.5% as of December 31, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 67.6% and 68.2% as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,476,559	20.2%	$1,362,260	18.3%
Real estate:
Commercial real estate (including multi-family residential)	3,766,294	51.6%	3,868,218	52.0%
Commercial real estate construction and land development	720,779	9.9%	845,494	11.4%
1-4 family residential (including home equity)	1,136,227	15.6%	1,115,484	15.0%
Residential construction	124,653	1.7%	157,977	2.1%
Consumer and other	76,079	1.0%	90,421	1.2%
Total loans	7,300,591	100.0%	7,439,854	100.0%
Allowance for credit losses on loans	(83,629)		(81,058)
Loans, net	$7,216,962		$7,358,796
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

Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased $114.3 million, or 8.4%, to $1.48 billion as of December 31, 2025 compared to $1.36 billion as of December 31, 2024.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of December 31, 2025, our commercial real estate loans comprised 51.6% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of December 31, 2025 and December 31, 2024, 47.7% and 47.4%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio decreased $101.9 million, or 2.6%, to $3.77 billion as of December 31, 2025 from $3.87 billion as of December 31, 2024.

The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at December 31, 2025.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Warehouse	$625,278	$703	16.6%
Retail	590,076	1,366	15.7%
Multi-family	433,553	2,179	11.5%
Convenience Store	376,838	1,370	10.0%
Office	371,738	812	9.9%
Industrial	202,085	2,021	5.4%
Restaurant / Bar	151,005	1,110	4.0%
Church	133,664	955	3.5%
Auto Sales / Repair	113,910	708	3.0%
Healthcare	102,375	1,113	2.7%
Hotel / Motel	90,901	3,246	2.4%
Other	574,871	1,244	15.3%
Total	$3,766,294	1,182	100.0%
As of December 31, 2025, our commercial real estate (including multi-family residential) loan portfolio included $286.3 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $233.3 million as of December 31, 2024.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of December 31, 2025 and December 31, 2024, 14.6% and 13.1%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans decreased $124.7 million, or 14.8%, to $720.8 million as of December 31, 2025 compared to $845.5 million as of December 31, 2024.
As of December 31, 2025, our commercial real estate construction and land development loan portfolio included $102.4 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing, compared to $137.1 million as of December 31, 2024.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $20.7 million, or 1.9%, to $1.14 billion as of December 31, 2025 from $1.12 billion as of December 31, 2024.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $33.3 million, or 21.1%, to $124.7 million as of December 31, 2025 from $158.0 million as of December 31, 2024.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio decreased $14.3 million, or 15.9%, to $76.1 million as of December 31, 2025 from $90.4 million as of December 31, 2024.
The contractual maturity ranges of total loans in our loan portfolio and the amount of such loans with predetermined interest rates in each maturity range and the amount of loans with predetermined (fixed) interest rates and floating interest rates in each maturity range, in each case as of the date indicated, are summarized in the following tables:

	December 31, 2025
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$531,413	$707,244	$236,266	$1,636	$1,476,559
Real estate:
Commercial real estate (including multi-family residential)	645,230	1,765,625	835,588	519,851	3,766,294
Commercial real estate construction and land development	238,800	392,910	46,865	42,204	720,779
1-4 family residential (including home equity)	100,640	362,496	76,422	596,669	1,136,227
Residential construction	50,308	33,530	—	40,815	124,653
Consumer and other	48,026	24,450	3,603	—	76,079
Total loans	$1,614,417	$3,286,255	$1,198,744	$1,201,175	$7,300,591

Loans with predetermined (fixed) interest rates	$951,200	$1,899,308	$521,226	$298,453	$3,670,187
Loans with floating interest rates	663,217	1,386,947	677,518	902,722	3,630,404
Total loans	$1,614,417	$3,286,255	$1,198,744	$1,201,175	$7,300,591

	December 31, 2024
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$546,235	$606,495	$207,760	$1,770	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	631,933	1,786,270	866,978	583,037	3,868,218
Commercial real estate construction and land development	323,344	385,298	62,632	74,220	845,494
1-4 family residential (including home equity)	95,602	408,627	89,177	522,078	1,115,484
Residential construction	83,759	28,650	—	45,568	157,977
Consumer and other	66,471	21,839	2,111	—	90,421
Total loans	$1,747,344	$3,237,179	$1,228,658	$1,226,673	$7,439,854

Loans with predetermined (fixed) interest rates	$883,937	$2,254,974	$489,744	$286,408	$3,915,063
Loans with floating interest rates	863,407	982,205	738,914	940,265	3,524,791
Total loans	$1,747,344	$3,237,179	$1,228,658	$1,226,673	$7,439,854
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of December 31, 2025 and 2024, commercial real estate and commercial construction loans represented 61.5% and 63.4%, respectively, of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $60.0 million, or 0.56% of total assets at December 31, 2025, compared to $38.9 million, or 0.36% of total assets at December 31, 2024. Nonaccrual loans consisted of 171 separate credits at December 31, 2025 compared to 101 separate credits at December 31, 2024.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$7,616	$8,500
Real estate:
Commercial real estate (including multi-family residential)	29,271	16,459
Commercial real estate construction and land development	1,838	3,061
1-4 family residential (including home equity)	13,333	9,056
Residential construction	448	—
Consumer and other	42	136
Total nonaccrual loans	52,548	37,212
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	52,548	37,212
Foreclosed assets	7,492	1,734
Total nonperforming assets	$60,040	$38,946
Troubled loan modifications(1)	$2,085	$13,457
Nonperforming assets to total assets	0.56%	0.36%
Nonperforming loans to total loans	0.72%	0.50%
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
At December 31, 2025, our allowance for credit losses on loans was $83.6 million, or 1.15% of total loans, compared with $81.1 million, or 1.09% of total loans, as of December 31, 2024. The increase in the allowance for credit losses on loans during 2025 primarily resulted from changes to the specific reserves within the allowance for credit losses model primarily due to the increase in nonperforming loans, among other things.

The following table presents an analysis of the allowance for credit losses on loans and other related data as of and for the periods indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Average loans outstanding	$7,263,152	$7,712,122
Gross loans outstanding at end of period	7,300,591	7,439,854
Allowance for credit losses on loans at beginning of period	81,058	91,684
Provision for (reversal of) credit losses on loans	6,334	(3,964)
Charge-offs:
Commercial and industrial loans	(3,170)	(7,300)
Real estate:
Commercial real estate (including multi-family residential)	(590)	(786)
Commercial real estate construction and land development	(462)	—
1-4 family residential (including home equity)	(373)	(2)
Residential construction	—	—
Consumer and other	(145)	(171)
Total charge-offs for all loan types	(4,740)	(8,259)
Recoveries:
Commercial and industrial loans	706	1,449
Real estate:
Commercial real estate (including multi-family residential)	14	130
Commercial real estate construction and land development	—	—
1-4 family residential (including home equity)	—	6
Residential construction	—	—
Consumer and other	257	12
Total recoveries for all loan types	977	1,597
Net charge-offs	(3,763)	(6,662)
Allowance for credit losses on loans at end of period	$83,629	$81,058
Allowance for credit losses on loans to total loans	1.15%	1.09%
Net charge-offs to average loans	0.05%	0.09%
Allowance for credit losses on loans to nonperforming loans	159.15%	217.83%
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At December 31, 2025, our allowance for credit losses on unfunded commitments was $16.2 million compared to $12.4 million at December 31, 2024.
See Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.

Available for Sale Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of December 31, 2025, the carrying amount of investment securities totaled $2.20 billion, an increase of $525.4 million, or 31.4%, compared with $1.67 billion as of December 31, 2024. Securities represented 20.3% and 15.3% of total assets as of December 31, 2025 and 2024, respectively.
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

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$394,361	$497	$(2,383)	$392,475
Municipal securities	218,143	627	(22,569)	196,201
Agency mortgage-backed pass-through securities	831,815	5,548	(29,377)	807,986
Agency collateralized mortgage obligations	737,627	3,375	(43,937)	697,065
Corporate bonds and other	108,820	564	(4,652)	104,732
Total	$2,290,766	$10,611	$(102,918)	$2,198,459

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016

Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

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

	December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$298,792	3.59%	$2,571	5.86%	$2,229	3.78%	$90,769	4.51%	$394,361	3.82%
Municipal securities	—	0.00%	14,660	2.76%	76,295	2.34%	127,188	2.50%	218,143	2.46%
Agency mortgage-backed pass-through securities	14	2.74%	8,684	4.05%	10,606	3.37%	812,511	4.29%	831,815	4.28%
Agency collateralized mortgage obligations	4,991	2.80%	34,743	3.65%	35,170	4.33%	662,723	3.37%	737,627	3.43%
Corporate bonds and other	1,145	3.07%	—	0.00%	71,832	5.65%	35,843	2.81%	108,820	4.69%
Total	$304,942	3.57%	$60,658	3.59%	$196,132	3.98%	$1,729,034	3.79%	$2,290,766	3.77%

	December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$78,658	1.31%	$3,141	3.77%	$117,163	4.66%	$198,962	3.32%
Municipal securities	—	0.00%	3,314	4.76%	74,337	2.44%	141,894	2.34%	219,545	2.41%
Agency mortgage-backed pass-through securities	3,285	2.47%	4,362	3.71%	7,936	4.53%	551,136	3.83%	566,719	3.83%
Agency collateralized mortgage obligations	—	0.00%	30,539	3.44%	48,589	4.81%	651,733	3.23%	730,861	3.34%
Corporate bonds and other	4,110	4.98%	3,000	7.99%	62,000	5.42%	46,491	2.96%	115,601	4.48%
Total	$7,395	3.87%	$119,873	2.20%	$196,003	4.07%	$1,508,417	3.47%	$1,831,688	3.45%
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
As of December 31, 2025 and 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 3.75% for the year ended December 31, 2025 compared with 3.34% for the year ended December 31, 2024. The increase in average yield during 2025 compared to 2024 was primarily due to security purchases during the year increasing the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of both December 31, 2025 and 2024. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of December 31, 2025 was $71.0 million compared to $92.5 million as of December 31, 2024. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at December 31, 2025 were $9.02 billion, a decrease of $106.9 million, or 1.2%, compared with $9.13 billion at December 31, 2024 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at December 31, 2025 were $3.41 billion, a decrease of $168.3 million, or 4.7%, compared with $3.58 billion at December 31, 2024. Interest-bearing deposits at December 31, 2025 were $5.61 billion, an increase of $61.4 million, or 1.1%, compared with $5.55 billion at December 31, 2024. Our ratio of noninterest-bearing deposits to total deposits was 37.8% and 39.2% for the years ended December 31, 2025 and 2024, respectively. Deposits include fully collateralized public funds of $1.11 billion and $1.44 billion at December 31, 2025 and 2024, respectively.
The following table presents the daily average balances and weighted-average rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,952,032	2.79%	$1,618,212	2.98%
Money market and savings	2,407,951	2.75%	2,236,678	2.90%
Certificates and other time	1,196,586	3.87%	1,574,598	4.37%
Total interest-bearing deposits	5,556,569	3.00%	5,429,488	3.35%
Noninterest-bearing deposits	3,236,602	—	3,369,931	—
Total deposits	$8,793,171	1.90%	$8,799,419	2.07%
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at December 31, 2025 (in thousands):

Three months or less	$234,268
Over three months through six months	193,417
Over six months through 12 months	188,229
Over 12 months	22,084
Total	$637,998
Borrowings
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At

December 31, 2025, the Company had total borrowing capacity of $3.17 billion of which $997.1 million was available under the agreement and $2.17 billion was outstanding pursuant to FHLB letters of credit. At December 31, 2025 and 2024, the Company had no FHLB advances outstanding.
At December 31, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies expire in the following periods (in thousands):

2026	$1,618,496
2027	366,000
2028	56,000
2029	77,000
Thereafter	55,000
Total	$2,172,496
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
A summary of pertinent information related to the Company’s issuances of junior subordinated debentures outstanding at December 31, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
		(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2025.
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

In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of December 31, 2025, the Company Notes bore at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. On October 1, 2025, the Company redeemed $30.0 million of the Company Notes. The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $1.2 million for accrued and unpaid interest up to, but excluding, the redemption date. Any future redemptions will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
Credit Agreement
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. At December 31, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during 2025 or 2024. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the years ended December 31, 2025 and 2024, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Our average deposits decreased $6.2 million, or 0.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our average loans decreased $449.0 million, or 5.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted average life of 6.4 years and 7.2 years at December 31, 2025 and 2024, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the periods indicated.

	Years Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	30.6%	31.7%
Interest-bearing	52.5%	51.0%
Borrowed funds	0.2%	0.7%
Subordinated debt	0.6%	1.0%
Other liabilities	0.8%	0.9%
Shareholders’ equity	15.3%	14.7%
Total	100.0%	100.0%
Uses of Funds:
Loans	68.6%	72.4%
Securities	17.3%	15.0%
Deposits in other financial institutions	4.6%	3.1%
Noninterest-earning assets	9.5%	9.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	36.8%	38.3%
Average loans to average deposits	82.6%	87.6%
As of December 31, 2025 and 2024, we had outstanding commitments to extend credit of $2.10 billion and $1.70 billion, respectively, and commitments associated with outstanding letters of credit of $65.6 million and $43.6 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At December 31, 2025 and 2024, we had FHLB letters of credit in the amount of $2.17 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 9 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $3.95 billion, or 43.7%, of total deposits at December 31, 2025. Estimated uninsured deposits net of collateralized deposits were 45.7% of total deposits at December 31, 2025. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $2.26 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $6.2 billion, or 68.8%, of deposits at December 31, 2025.
As of December 31, 2025 and 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of December 31, 2025. These include payments related to (1) operating leases (Note 5 – Premises and Equipment and Leases), (2) time deposits with stated maturity dates (Note 7 – Deposits), (3) borrowings (Note 9 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies).
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
Capital Resources
Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve. The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2025 and 2024, the Bank was well capitalized. Total shareholders' equity was $1.67 billion at December 31, 2025 compared with $1.61 billion at December 31, 2024, an increase of $60.8 million. This increase was primarily due to net income of $102.9 million, partially offset by dividends paid of $29.3 million, or $0.57 per common share, during 2025.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2025 to the minimum and well-capitalized regulatory standards, as well as with the capital conservation buffer:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
STELLAR BANCORP, INC.
(Consolidated)
Total Capital (to risk weighted assets)	15.73%	8.00%	10.50%	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	14.18%	4.50%	7.00%	N/A
Tier 1 Capital (to risk weighted assets)	14.31%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.52%	4.00%	4.00%	N/A

STELLAR BANK
Total Capital (to risk weighted assets)	15.03%	8.00%	10.50%	10.00%
Common Equity Tier 1 Capital (to risk weighted assets)	13.83%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk weighted assets)	13.83%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	11.14%	4.00%	4.00%	5.00%
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
The following table summarizes the simulated change in the economic value of equity and net interest income over a 12-month horizon as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
+300	9.2%	3.1%	(1.0)%	(4.9)%
+200	6.5%	2.4%	1.5%	(1.8)%
+100	3.4%	1.4%	1.8%	(0.2)%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.2)%	(2.5)%	(4.0)%	(2.8)%
-200	(5.9)%	(5.2)%	(10.5)%	(7.9)%
-300	(7.6)%	(8.6)%	(19.5)%	(15.1)%

These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During 2025, changes in our overall interest rate profile were driven by the increase in certain interest-bearing deposits and securities along with a decrease in noninterest-bearing deposits, loans and cash and cash equivalents.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence on page 72 of this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Crowe LLP, (U.S. PCAOB Auditor Firm I.D.: 173), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.
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
Report of Independent Registered Public Accounting Firm (Crowe LLP, Firm ID: 173)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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
2.1
Agreement and Plan of Merger, dated January 27, 2026, by and between Prosperity Bancshares, Inc. and Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 29, 2026)

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

10.6 †	Form of Stellar Bancorp, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2022)
10.7†	Amended and Restated Stellar Bancorp, Inc. 2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025)
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

10.10†	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed on July 26, 2024)
10.11†	Stellar Bancorp, Inc. Form of Performance Stock Unit Award Agreement (2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2024)
10.12†*	Stellar Bancorp, Inc. Form of Amendment to Performance Stock Unit Award Agreement (2024)
10.13†	Stellar Bancorp, Inc. Form of Performance Stock Unit Award Agreement (2025) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2025)
10.14†*	Stellar Bancorp, Inc. Form of Amendment to Performance Stock Unit Award Agreement (2025)
10.15†	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (2025) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2025)
10.16†*	Stellar Bancorp, Inc. Form of Performance Stock Unit Award Agreement (2026 Non-Executives)
10.17†*	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (2026 Executives)
10.18†*	Stellar Bancorp, Inc. Form of Restricted Stock Share Award Agreement (2026 Non-Executives)
10.19†	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020)
10.20†	CBFH, Inc. 2014 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed on October 13, 2017, File No. 333-220930)
10.21†
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

10.23†	Stellar Bancorp, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2025)
10.24
Form of Voting Agreement, dated as of January 27, 2026, by and between Prosperity Bancshares, Inc. and each director of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2026)

10.25
Form of Director Support Agreement, dated as of January 27, 2026, by and among Prosperity Bancshares, Inc., Prosperity Bank, Stellar Bancorp, Inc., Stellar Bank, and directors of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2026)

19.1	Stellar Bancorp, Inc. Insider Trading Policy
21.1*	Subsidiaries of Stellar Bancorp, Inc.
23.1*	Consent of Crowe LLP
24.1*	Power of Attorney
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

STELLAR BANCORP, INC.

Date: February 26, 2026	By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ Robert R. Franklin, Jr.	Chief Executive Officer (Principal Executive Officer); Director	February 26, 2026
Robert R. Franklin, Jr.

/s/ Paul P. Egge	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 26, 2026
Paul P. Egge

*	Director	February 26, 2026
Laura Bellows

*	Director	February 26, 2026
John Beckworth

*	Director	February 26, 2026
Cynthia Dopjera

*	Director	February 26, 2026
Jon-Al Duplantier

*	Director	February 26, 2026
Frances H. Jeter

*	Director	February 26, 2026
Joe E. Penland, Sr.

*	Director	February 26, 2026
Reagan A. Reaud

*	Director	February 26, 2026
Steven F. Retzloff

*	Director	February 26, 2026
Fred S. Robertson

*	Director	February 26, 2026
Joseph B. Swinbank

*	Director	February 26, 2026
Tymothi O. Tombar

*	Director	February 26, 2026
John E. Williams, Jr.

*By: /s/ Robert R. Franklin, Jr.
Attorney-in-Fact
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Stellar Bancorp, Inc.
Houston, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stellar Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”) on loans – Qualitative Loss Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company estimates expected credit losses to be realized over the contractual life of its loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

As of December 31, 2025, the ACL on loans of $83.6 million consisted of (1) loss allocations on loans individually evaluated and (2) loss allocations on loans collectively evaluated. Specific to the collectively evaluated allocation, the Company uses a cumulative loss rate methodology to estimate expected credit losses within the portfolio, applying an expected loss ratio based on historical loss experience adjusted qualitatively as appropriate for economic and portfolio-specific factors. The portfolio-specific factors are described in more detail within Note 1.

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
/s/ Crowe LLP
We have served as the Company’s auditor since 2014.
Washington, District of Columbia
February 26, 2026

STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands, except shares and par value)
ASSETS
Cash and due from banks	$94,331	$419,967
Interest-bearing deposits at other financial institutions	325,122	491,249
Total cash and cash equivalents	419,453	911,216
Available for sale securities, at fair value	2,198,459	1,673,016
Loans held for investment	7,300,591	7,439,854
Less: allowance for credit losses on loans	(83,629)	(81,058)
Loans, net	7,216,962	7,358,796
Accrued interest receivable	35,869	37,884
Premises and equipment, net	106,118	111,856
Federal Reserve Bank and Federal Home Loan Bank stock	45,532	8,209
Bank-owned life insurance	109,477	107,498
Goodwill	497,318	497,318
Core deposit intangibles, net	71,018	92,546
Other assets	106,388	107,451
TOTAL ASSETS	$10,806,594	$10,905,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,407,865	$3,576,206
Interest-bearing
Demand	2,114,997	1,845,749
Money market and savings	2,469,845	2,253,193
Certificates and other time	1,028,759	1,453,236
Total interest-bearing deposits	5,613,601	5,552,178
Total deposits	9,021,466	9,128,384
Accrued interest payable	5,508	17,052
Subordinated debt	40,226	70,105
Other liabilities	70,740	82,389
Total liabilities	9,137,940	9,297,930
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at both December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized, 50,902,024 shares issued and outstanding at December 31, 2025 and 53,428,699 shares issued and outstanding at December 31, 2024	509	534
Capital surplus	1,174,894	1,240,050
Retained earnings	566,216	492,640
Accumulated other comprehensive loss	(72,965)	(125,364)
Total shareholders’ equity	1,668,654	1,607,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,806,594	$10,905,790
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$484,877	$531,680	$537,722
Securities:
Taxable	65,338	49,903	38,494
Tax-exempt	3,238	3,262	2,553
Deposits in other financial institutions	21,017	17,555	12,048
Total interest income	574,470	602,400	590,817
INTEREST EXPENSE:
Demand, money market and savings deposits	120,531	113,246	87,335
Certificates and other time deposits	46,276	68,745	41,286
Borrowed funds	986	4,549	17,807
Subordinated debt	5,057	7,868	7,630
Total interest expense	172,850	194,408	154,058
NET INTEREST INCOME	401,620	407,992	436,759
Provision for (reversal of) credit losses	10,158	(2,880)	8,943
Net interest income after provision for credit losses	391,462	410,872	427,816
NONINTEREST INCOME:
Service charges on deposit accounts	6,282	6,430	6,064
(Loss) gain on sale/write-down of assets	(302)	769	390
Bank-owned life insurance income	2,886	2,414	2,178
Debit card and interchange income	2,241	2,191	4,996
Other	10,683	11,242	10,934
Total noninterest income	21,790	23,046	24,562
NONINTEREST EXPENSE:
Salaries and employee benefits	168,807	165,357	157,034
Net occupancy and equipment	17,619	17,864	16,932
Depreciation	8,058	7,807	7,584
Data processing and software amortization	22,980	21,652	19,526
Professional fees	6,261	9,424	7,955
Regulatory assessments and FDIC insurance	6,187	7,568	11,032
Amortization of intangibles	21,580	24,220	26,883
Communications	3,435	3,418	2,796
Advertising	4,707	4,127	3,627
Acquisition and merger-related expenses	—	—	15,555
Other	25,836	27,521	21,570
Total noninterest expense	285,470	288,958	290,494
INCOME BEFORE INCOME TAXES	127,782	144,960	161,884
Provision for income taxes	24,910	29,957	31,387
NET INCOME	$102,872	$115,003	$130,497
EARNINGS PER SHARE:
Basic	$1.99	$2.15	$2.45
Diluted	$1.99	$2.15	$2.45
DIVIDENDS PER SHARE	$0.57	$0.53	$0.52
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$102,872	$115,003	$130,497
Other comprehensive income (loss):
Unrealized loss on securities:
Change in unrealized holding gain (loss) on available for sale securities during the period	66,365	(9,222)	31,086
Reclassification of loss realized through the sale of securities	3	—	794
Total other comprehensive income (loss)	66,368	(9,222)	31,880
Deferred tax (expense) benefit related to other comprehensive income (loss)	(13,969)	1,945	(6,706)
Other comprehensive income (loss), net of tax	52,399	(7,277)	25,174
Comprehensive income	$155,271	$107,726	$155,671
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2022	52,954,985	$530	$1,222,761	$303,146	$(143,261)	$1,383,176
Net income	—	—	—	130,497	—	130,497
Other comprehensive income	—	—	—	—	25,174	25,174
Cash dividends declared, $0.52 per share	—	—	—	(27,698)	—	(27,698)
Common stock issued in connection with the exercise of stock options and restricted stock awards	336,094	3	(79)	—	—	(76)
Stock-based compensation expense	—	—	9,945	—	—	9,945
BALANCE AT DECEMBER 31, 2023	53,291,079	533	1,232,627	405,945	(118,087)	1,521,018
Net income	—	—	—	115,003	—	115,003
Other comprehensive loss	—	—	—	—	(7,277)	(7,277)
Cash dividends declared, $0.53 per share	—	—	—	(28,308)	—	(28,308)
Common stock issued in connection with the exercise of stock options and restricted stock awards	246,520	2	(500)	—	—	(498)
Repurchase of common stock	(108,900)	(1)	(2,841)	—	—	(2,842)
Stock-based compensation expense	—	—	10,764	—	—	10,764
BALANCE AT DECEMBER 31, 2024	53,428,699	534	1,240,050	492,640	(125,364)	1,607,860
Net income	—	—	—	102,872	—	102,872
Other comprehensive income	—	—	—	—	52,399	52,399
Cash dividends declared, $0.57 per share	—	—	—	(29,296)	—	(29,296)
Common stock issued in connection with the exercise of stock options and restricted stock awards	116,296	1	(981)	—	—	(980)
Repurchase of common stock	(2,642,971)	(26)	(73,326)	—	—	(73,352)
Stock-based compensation expense	—	—	9,151	—	—	9,151
BALANCE AT DECEMBER 31, 2025	50,902,024	$509	$1,174,894	$566,216	$(72,965)	$1,668,654
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,872	$115,003	$130,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	29,638	32,027	34,467
Net accretion of discount on loans	(15,541)	(32,999)	(46,791)
Net amortization of premium on securities	(3,063)	5,768	6,583
Provision for (reversal of) credit losses	10,158	(2,880)	8,943
Deferred income tax (benefit) expense	(1,741)	3,298	10,250
Stock-based compensation expense	9,151	10,764	9,945
Net change in operating leases	3,466	3,821	4,198
Bank-owned life insurance income	(2,886)	(2,414)	(2,178)
Federal Reserve Bank and Federal Home Loan Bank stock dividends	(694)	(971)	(1,224)
Loss (gain) on sale/write-down of assets	302	(769)	(390)
Excess tax benefit from stock-based compensation	107	136	(61)
Increase in accrued interest receivable and other assets	(6,392)	(3,620)	(2,323)
(Decrease) increase in accrued interest payable and other liabilities	(28,373)	5,455	16,301
Net cash provided by operating activities	97,004	132,619	168,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(6,387,203)	(5,536,678)	(4,093,405)
Proceeds from maturities and principal paydowns of available for sale securities	5,794,483	5,237,440	4,137,330
Proceeds from sales and calls of available for sale securities	136,705	6,912	392,687
Net change in total loans	139,754	517,607	(134,712)
Purchase of bank premises and equipment	(4,398)	(4,663)	(6,861)
Proceeds from sale of bank premises, equipment and other real estate	9,067	7,660	8,984
Net (purchase) redemption of Federal Reserve Bank and Federal Home Loan Bank stock	(36,629)	17,813	(8,769)
Net cash (used in) provided by investing activities	(348,221)	246,091	295,254
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(168,341)	29,391	(683,354)
Net increase in interest-bearing deposits	61,423	225,526	289,189
Dividends paid to common shareholders	(29,296)	(28,308)	(27,698)
Repayments of subordinated debt	(30,000)	(40,000)	—
Net change in borrowings	—	(50,000)	(14,000)
Payments made from the issuance of restricted stock and stock option exercises	(980)	(498)	(76)
Repurchase of common stock	(73,352)	(2,842)	—
Net cash (used in) provided by financing activities	(240,546)	133,269	(435,939)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(491,763)	511,979	27,532
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	911,216	399,237	371,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,453	$911,216	$399,237
See notes to consolidated financial statements.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Nature of Operations and Principles of Consolidation—The audited consolidated financial statements presented in this Annual Report on Form 10-K include the consolidated results of Stellar and its wholly-owned subsidiary, Stellar Bank, which are collectively herein referred to as “we,” “us,” “our” and the “Company.” The Company provides a diversified range of commercial banking services primarily to small- to medium-sized businesses. Intercompany transactions and balances are eliminated in consolidation under U.S. generally accepted accounting principles (“GAAP”). The Company derives substantially all of its revenues and income from the operation of the Bank.
The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small- to medium-sized businesses, professionals and individuals through its 52 full-service banking centers with 35 banking centers in the Houston metropolitan statistical area (“MSA”), 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash, deposits with other financial institutions with maturities not greater than one year. Net cash flows are reported for customer loan and deposit transactions. The Bank can be required by the Federal Reserve Bank of Dallas to maintain average reserve balances. The Bank was not required to maintain reserve balances at December 31, 2025 and 2024.
Cash Flow Reporting—Net cash flows are reported for loan and deposit transactions. See below for additional cash flow information.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid for:
Interest	$184,394	$188,644	$144,868
U.S. federal income taxes, net of refunds received	18,500	27,400	13,491
State income/franchise taxes, net of refunds received	217	359	207
Operating lease liabilities	4,222	4,625	4,586
Significant non-cash transactions
Loans transferred to other real estate	15,647	5,991	—
Bank-financed sales of other real estate	4,360	—	—
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	1,477	353	1,406
Branch assets transferred to assets held for sale	—	—	3,819
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
Interest earned on these assets is included in interest income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Accrued interest receivable on securities available for sale totaled $8.0 million at December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of purchase accounting adjustments and deferred fees and costs. Accrued interest receivable on loans totaled $27.6 million at December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all the principal and interest amount contractually due are brought current and future payments are reasonably assured.
Nonrefundable Fees and Costs Associated with Lending Activities—Loan commitment and loan origination fees, and certain direct origination costs, are deferred and recognized in interest income as an adjustment to yield without anticipating prepayments using the interest method over the related loan life or if the commitment expires unexercised, balances are recognized in income upon expiration of the commitment.
Nonperforming and Past Due Loans—The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions or other factors.
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

The calculation of current expected credit losses is inherently subjective, as it requires management to exercise judgment in determining appropriate factors used to determine the allowance. The estimated loan losses for all loan pools are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including adjustments for foresight risk, input imprecision and model imprecision. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, changes in lending policies and procedures, policy exceptions, independent loan review results, internal risk ratings and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan pool based on the assessment of these various qualitative factors. The determination of the appropriate qualitative adjustment is based on management’s analysis of current and expected economic conditions and their impact to the portfolio, as well as internal credit risk movements and a qualitative assessment of the lending environment, including underwriting standards. Management recognizes the sensitivity of various assumptions made in the quantitative modeling of expected losses and may adjust reserves depending upon the level of uncertainty that currently exists in one or more assumptions.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Loan losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income in a timely manner. Accrued interest is presented separately on the balance sheets and, as allowed under Accounting Standards Codification (“ASC”) Topic 326 - Measurement of Credit Losses on Financial Instruments (“ASC Topic 326”), is excluded from the tabular loan disclosures in Note 4 – Loans and Allowance for Credit Losses.
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

At acquisition date, the initial allowance for PCD loans that do not share risk characteristics with pooled PCD loans, are evaluated by the Company on an individual loan basis. The expected credit loss was measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the Company recognizes expected credit loss equal to the amount by which the net

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss was measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell the loan if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The noncredit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Individually evaluated PCD loans were $13.8 million and the associated allowance for credit losses was $267 thousand at December 31, 2025.

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

The fair value of acquired loans involved third-party estimates utilizing input assumptions by management which may be complex or uncertain. The determination of the fair value of acquired loans is based on a discounted cash flow methodology that considers factors such as type of loan and related collateral, and requires management’s judgment on estimates about discount rates, expected future cash flows, market conditions and other future events. For PCD loans, an estimate of expected credit losses was made and added to the purchase price to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on an effective yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on an effective-yield basis over the lives of the related loans.

For further discussion of our loan accounting see Note 4 – Loans and Allowance for Credit Losses.

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

Loan Modifications—Under Subtopic 310-20, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Repossessed Assets—Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. At December 31, 2025, the balance of other repossessed assets was $7.5 million.
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
Federal Reserve Bank (“FRB”) Stock—The Bank is a member of the FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.
For derivative instruments that are designated and qualify for hedge accounting, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company had no derivative instruments that qualified for hedge accounting during 2025 or 2024.
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
401(k) benefit plan—The Company provides a 401(k) retirement savings plan for eligible employees, which includes a matching contribution program. Under this program, the Company matches employee contributions dollar-for-dollar up to 6% of the employee’s eligible compensation, subject to terms and conditions of the plan and the annual contribution limits established by the Internal Revenue Code. Matching contribution expense as of December 31, 2025, 2024 and 2023 was $5.7 million, $5.5 million and $5.0 million, respectively.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications—Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Earnings per Common Share—Basic earnings per common share is calculated as net income divided by the weighted- average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 15 – Earnings Per Common Share.
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
Accounting Changes, Reclassifications and Restatements—Certain items in prior financial statements have been reclassified to conform to the current presentation. We adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” for our annual financial statements in 2025. See Note 11 - Income Taxes.
Accounting Standards Updates
Recent Accounting Standards
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires public business entities on an annual basis to (i) disclose in the rate reconciliation table additional categories of information about federal, state and foreign income taxes, (ii) to provide more details about the reconciling items in some categories if items that meet a quantitative threshold and (iii) disaggregate income taxes paid, net of refunds, by federal, state and foreign taxes based on a quantitative threshold, among other things. ASU 2023-09 became effective for the Company in 2025 and did not have a significant impact on financial statement disclosures. See Note 11, “Income Taxes”.
ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires that public businesses disclose in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will be effective for the Company, on a prospective basis, for annual reporting periods beginning after December 15, 2026. Early adoption

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s financial statements.
ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as purchased seasoned loans (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for the Company on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on the Company’s financial statements.
2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2022	$497,260	$143,525	$309
Amortization	—	(26,813)	(70)
Goodwill true-up	58	—	—
Decrease due to payoff of serviced loans	—	—	(27)
Balance as of December 31, 2023	497,318	116,712	212
Amortization	—	(24,166)	(54)
Decrease due to payoff of serviced loans	—	—	(12)
Balance as of December 31, 2024	497,318	92,546	146
Amortization	—	(21,528)	(52)
Decrease due to payoff of serviced loans	—	—	(24)
Balance as of December 31, 2025	$497,318	$71,018	$70
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The merger (the “Merger”) between Allegiance Bancshares, Inc. (“Allegiance”) and CBTX, Inc. (“CBTX”), was effective October 1, 2022. During 2023, the Company completed the final tax returns related to CBTX's business and operations through September 30, 2022. After completion of these tax returns, the Company increased income tax balances and goodwill in the amount of $58 thousand which finalized all purchase accounting adjustments for the Merger.
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
Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with it’s carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to test goodwill for impairment annually as of October 1st, or on an interim basis if an event triggering an impairment assessment is determined to have occurred. The Company performed its annual impairment test and determined no impairment was necessary for the years ended December 31, 2025, 2024 and 2023.
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2025 is as follows (in thousands):

2026	$18,896
2027	16,272
2028	13,244
2029	9,419
Thereafter	13,187
Total	$71,018
3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$394,361	$497	$(2,383)	$392,475
Municipal securities	218,143	627	(22,569)	196,201
Agency mortgage-backed pass-through securities	831,815	5,548	(29,377)	807,986
Agency collateralized mortgage obligations	737,627	3,375	(43,937)	697,065
Corporate bonds and other	108,820	564	(4,652)	104,732
Total	$2,290,766	$10,611	$(102,918)	$2,198,459

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$198,962	$348	$(5,707)	$193,603
Municipal securities	219,545	367	(28,459)	191,453
Agency mortgage-backed pass-through securities	566,719	3	(45,346)	521,376
Agency collateralized mortgage obligations	730,861	830	(71,328)	660,363
Corporate bonds and other	115,601	181	(9,561)	106,221
Total	$1,831,688	$1,729	$(160,401)	$1,673,016
As of December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
The amortized cost and fair value of investment securities at December 31, 2025, by contractual maturity, are shown below. Expected maturity may differ from contractual maturity if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$299,937	$299,992
Due after one year through five years	17,231	16,502
Due after five years through ten years	150,356	141,024
Due after ten years	253,800	235,890
Subtotal	721,324	693,408
Agency mortgage-backed pass through securities and collateralized mortgage obligations	1,569,442	1,505,051
Total	$2,290,766	$2,198,459
Securities with unrealized losses segregated by length of time in a continuous loss position are as follows:

	December 31, 2025
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$185,275	$(180)	$51,684	$(2,203)	$236,959	$(2,383)
Municipal securities	6,091	(725)	170,400	(21,844)	176,491	(22,569)
Agency mortgage-backed pass-through securities	157,352	(1,390)	279,693	(27,987)	437,045	(29,377)
Agency collateralized mortgage obligations	65,444	(1,006)	357,857	(42,931)	423,301	(43,937)
Corporate bonds and other	21,255	(193)	50,384	(4,459)	71,639	(4,652)
Total	$435,417	$(3,494)	$910,018	$(99,424)	$1,345,435	$(102,918)

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$29,443	$(576)	$122,936	$(5,131)	$152,379	$(5,707)
Municipal securities	8,512	(183)	168,132	(28,276)	176,644	(28,459)
Agency mortgage-backed pass-through securities	254,169	(6,861)	265,993	(38,485)	520,162	(45,346)
Agency collateralized mortgage obligations	216,422	(4,501)	317,225	(66,827)	533,647	(71,328)
Corporate bonds and other	11,903	(1,097)	81,027	(8,464)	92,930	(9,561)
Total	$520,449	$(13,218)	$955,313	$(147,183)	$1,475,762	$(160,401)
During the year ended December 31, 2025, the Company had sales and calls of securities totaling $136.7 million with a realized loss of $3 thousand. During the year ended December 31, 2024, the Company had sales and calls of securities totaling $6.9 million with no gain or loss recorded. During the year ended December 31, 2023, the Company had sales and calls of securities totaling $392.7 million and recorded a net loss of $794 thousand.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025 and 2024, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $828.5 million and $410.2 million at December 31, 2025 and 2024, respectively. The majority of the securities in each case were pledged to collateralize public fund deposits.
4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily all made to borrowers located within Texas and segregated by class of loan were as follows:

	December 31,
	2025	2024
	(In thousands)
Commercial and industrial	$1,476,559	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	3,766,294	3,868,218
Commercial real estate construction and land development	720,779	845,494
1-4 family residential (including home equity)	1,136,227	1,115,484
Residential construction	124,653	157,977
Consumer and other	76,079	90,421
Total loans	7,300,591	7,439,854
Allowance for credit losses on loans	(83,629)	(81,058)
Loans, net	$7,216,962	$7,358,796
Loan Origination/Risk Management
The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. In addition, an independent third-party loan review is performed on a quarterly basis. In connection with the reviews of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:
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
The Company’s nonowner-occupied and multi-family commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. The Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. In addition, these loans are generally guaranteed by individual owners of the borrower and have typically lower loan to value ratios.
Loans secured by owner-occupied properties represented 47.7% of the outstanding principal balance of the Company’s commercial real estate loans at December 31, 2025. The Company is dependent on the cash flows of the business occupying the property and its owners and requires these loans generally to be secured by property with adequate margins and guaranteed by the

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

individual owners. The Company’s owner-occupied commercial real estate loans collateralized by first liens on real estate typically have fixed interest rates and amortize over a 10-to-20 year period.
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
Related Party Loans
Related party loans activity for the year ended December 31, 2025 was as follows (in thousands):

Beginning balance on January 1	$106,234
New loans and additions	52,127
Repayments	(43,687)
Ending balance on December 31	$114,674

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related party loans outstanding at December 31, 2025 and 2024 are net of cash collateralized loans of $12.6 million and $22.0 million, respectively.
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees and excluding accrued interest receivable of $27.6 million and $30.4 million as of December 31, 2025 and 2024, respectively, due to immateriality.

	December 31, 2025
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,789	$—	$6,789	$7,616	$1,462,154	$1,476,559
Real estate:
Commercial real estate (including multi-family residential)	8,790	—	8,790	29,271	3,728,233	3,766,294
Commercial real estate construction and land development	2,129	—	2,129	1,838	716,812	720,779
1-4 family residential (including home equity)	9,285	—	9,285	13,333	1,113,609	1,136,227
Residential construction	—	—	—	448	124,205	124,653
Consumer and other	35	—	35	42	76,002	76,079
Total loans	$27,028	$—	$27,028	$52,548	$7,221,015	$7,300,591

	December 31, 2024
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,814	$—	$6,814	$8,500	$1,346,946	$1,362,260
Real estate:
Commercial real estate (including multi-family residential)	15,128	—	15,128	16,459	3,836,631	3,868,218
Commercial real estate construction and land development	1,614	—	1,614	3,061	840,819	845,494
1-4 family residential (including home equity)	10,684	—	10,684	9,056	1,095,744	1,115,484
Residential construction	478	—	478	—	157,499	157,977
Consumer and other	37	—	37	136	90,248	90,421
Total loans	$34,755	$—	$34,755	$37,212	$7,367,887	$7,439,854
If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.5 million and $1.7 million would have been recorded as income for the years ended December 31, 2025 and 2024, respectively.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2025 and 2024:

	December 31, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial and industrial
Pass	$341,957	$176,253	$132,921	$97,544	$67,133	$16,667	$560,236	$45,930	$1,438,641	$1,321,977
Special Mention	21	1,298	1,459	149	625	545	712	19	4,828	6,266
Substandard	1,491	1,656	2,448	7,886	445	9,813	4,915	4,436	33,090	34,017
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$343,469	$179,207	$136,828	$105,579	$68,203	$27,025	$565,863	$50,385	$1,476,559	$1,362,260

Current period gross charge-offs	$—	$1,108	$252	$577	$57	$70	$—	$1,106	$3,170

Commercial real estate (including multi-family residential)
Pass	$666,669	$274,149	$331,691	$1,133,697	$605,637	$426,785	$117,971	$23,665	$3,580,264	$3,671,749
Special Mention	15,986	148	9,620	27,453	6,573	16,482	298	—	76,560	99,165
Substandard	12,939	12,919	10,317	23,889	32,027	16,749	145	485	109,470	97,304
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential)	$695,594	$287,216	$351,628	$1,185,039	$644,237	$460,016	$118,414	$24,150	$3,766,294	$3,868,218

Current period gross charge-offs	$—	$—	$116	$—	$363	$111	$—	$—	$590

Commercial real estate construction and land development
Pass	$308,092	$158,585	$55,588	$91,579	$38,571	$4,878	$40,824	$5,618	$703,735	$828,418
Special Mention	9,785	—	798	810	530	628	—	—	12,551	8,911
Substandard	898	937	1,738	342	327	77	—	174	4,493	8,165
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$318,775	$159,522	$58,124	$92,731	$39,428	$5,583	$40,824	$5,792	$720,779	$845,494

Current period gross charge-offs	$—	$—	$—	$309	$—	$—	$24	$129	$462

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025									December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
1-4 family residential (including home equity)
Pass	$148,638	$142,890	$151,362	$247,872	$169,704	$142,464	$75,383	$17,276	$1,095,589	$1,073,277
Special Mention	533	793	3,158	2,591	1,612	480	2,088	150	11,405	10,326
Substandard	1,257	417	1,517	7,145	6,425	7,720	3,720	1,032	29,233	31,881
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$150,428	$144,100	$156,037	$257,608	$177,741	$150,664	$81,191	$18,458	$1,136,227	$1,115,484

Current period gross charge-offs	$—	$273	$32	$—	$68	$—	$—	$—	$373

Residential construction
Pass	$72,186	$22,320	$29,322	$—	$—	$—	$—	$—	$123,828	$151,742
Special Mention	—	—	—	—	377	—	—	—	377	321
Substandard	154	294	—	—	—	—	—	—	448	5,914
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$72,340	$22,614	$29,322	$—	$377	$—	$—	$—	$124,653	$157,977

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$40,295	$7,957	$5,568	$3,374	$2,425	$111	$14,812	$1,437	$75,979	$90,143
Special Mention	—	—	—	—	6	—	—	—	6	16
Substandard	7	25	21	29	—	—	—	12	94	262
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$40,302	$7,982	$5,589	$3,403	$2,431	$111	$14,812	$1,449	$76,079	$90,421

Current period gross charge-offs	$57	$10	$19	$59	$—	$—	$—	$—	$145

Total loans
Pass	$1,577,837	$782,154	$706,452	$1,574,066	$883,470	$590,905	$809,226	$93,926	$7,018,036	$7,137,306
Special Mention	26,325	2,239	15,035	31,003	9,723	18,135	3,098	169	105,727	125,005
Substandard	16,746	16,248	16,041	39,291	39,224	34,359	8,780	6,139	176,828	177,543
Doubtful	—	—	—	—	—	—	—	—	—	—
Total loans	$1,620,908	$800,641	$737,528	$1,644,360	$932,417	$643,399	$821,104	$100,234	$7,300,591	$7,439,854

Total current period gross charge-offs	$57	$1,391	$419	$945	$488	$181	$24	$1,235	$4,740

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the years ended December 31, 2025, 2024 and 2023:

	Commercial and Industrial	Commercial Real Estate (including Multi-Family Residential)	Commercial Real Estate Construction and Land Development	1-4 Family Residential (including Home Equity)	Residential Construction	Consumer and Other	Total
	(In thousands)
Allowance for credit losses on loans:
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Provision for (reversal of) credit losses on loans	6,799	2,616	(2,701)	267	(343)	(304)	6,334
Charge-offs	(3,170)	(590)	(462)	(373)	—	(145)	(4,740)
Recoveries	706	14	—	—	—	257	977
Net charge-offs	(2,464)	(576)	(462)	(373)	—	112	(3,763)
Balance December 31, 2025	$33,182	$31,873	$13,220	$3,214	$1,222	$918	$83,629
Allowance for credit losses on loans:
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Provision for (reversal of) credit losses on loans	2,719	(7,698)	2,756	(1,469)	(1,058)	786	(3,964)
Charge-offs	(7,300)	(786)	—	(2)	—	(171)	(8,259)
Recoveries	1,449	130	—	6	—	12	1,597
Net charge-offs	(5,851)	(656)	—	4	—	(159)	(6,662)
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Allowance for credit losses on loans:
Balance December 31, 2022	$41,236	$32,970	$14,121	$2,709	$1,796	$348	$93,180
Provision for (reversal of) credit losses on loans	120	5,201	(494)	3,592	827	379	9,625
Charge-offs	(10,600)	—	—	(1,525)	—	(291)	(12,416)
Recoveries	1,223	16	—	9	—	47	1,295
Net charge-offs	(9,377)	16	—	(1,516)	—	(244)	(11,121)
Balance December 31, 2023	$31,979	$38,187	$13,627	$4,785	$2,623	$483	$91,684
Collateral Dependent Loans

Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific allocation. The allowance for credit losses on collateral dependent loans was $7.0 million and $2.0 million as of December 31, 2025 and 2024, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2025 and 2024:

	December 31, 2025
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$4,390	$—	$4,390
Real estate:
Commercial real estate (including multi-family residential)	28,194	—	—	28,194
Commercial real estate construction and land development	1,838	—	—	1,838
1-4 family residential (including home equity)	10,944	—	—	10,944
Residential construction	448	—	—	448
Consumer and other	—	—	—	—
Total	$41,424	$4,390	$—	$45,814

	December 31, 2024
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$13,654	$—	$13,654
Real estate:
Commercial real estate (including multi-family residential)	3,552	—	—	3,552
Commercial real estate construction and land development	577	—	—	577
1-4 family residential (including home equity)	13,412	—	—	13,412
Residential construction	—	—	—	—
Consumer and other	—	—	56	56
Total	$17,541	$13,654	$56	$31,251
Nonaccrual Loans
The following table presents additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans for the years ended December 31, 2025 and 2024, respectively.

	December 31, 2025
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,291	$5,325	$7,616
Real estate:
Commercial real estate (including multi-family residential)	15,489	13,782	29,271
Commercial real estate construction and land development	1,838	—	1,838
1-4 family residential (including home equity)	8,170	5,163	13,333
Residential construction	448	—	448
Consumer and other	—	42	42
Total loans	$28,236	$24,312	$52,548

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4,835	$3,665	$8,500
Real estate:
Commercial real estate (including multi-family residential)	11,711	4,748	16,459
Commercial real estate construction and land development	633	2,428	3,061
1-4 family residential (including home equity)	6,834	2,222	9,056
Residential construction	—	—	—
Consumer and other	80	56	136
Total loans	$24,093	$13,119	$37,212
Loan Modifications
Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at December 31, 2025. The following table presents information regarding the period-end balance of loans that were modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had $335 thousand of commitments to lend additional funds to these borrowers.

	Year Ended December 31, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$2,652	$—	$—	$—	$283	$2,935
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—	—
Commercial real estate construction and land development	—	174	—	—	—	—	174
1-4 family residential (including home equity)	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$—	$2,826	$—	$—	$—	$283	$3,109

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,091	$780	$—	$—	$1,389	$3,260
Real estate:
Commercial real estate (including multi-family residential)	—	—	3,040	—	—	1,467	4,507
Commercial real estate construction and land development	—	1,103	1,428	—	—	2,458	4,989
1-4 family residential (including home equity)	—	1,080	385	—	—	499	1,964
Residential construction	—	412	—	—	—	—	412
Consumer and other	—	—	—	—	—	—	—
Total	$—	$3,686	$5,633	$—	$—	$5,813	$15,132

The following table summarizes, by loan portfolio, the financial effect of the Company’s loan modifications for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(Months)		(Months)
Commercial and industrial	15	—%	6	—%
Real estate:
Commercial real estate (including multi-family residential)	—	—%	—	—%
Commercial real estate construction and land development	12	—%	17	—%
1-4 family residential (including home equity)	—	—%	—	—%
Residential construction		—%	6	—%
Consumer and other	—	—%	—	—%

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the twelve-month periods indicated:

	December 31, 2025			December 31, 2024
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination
	(In thousands)
Commercial and industrial	$402	$—	$—	$—	$—	$260
Real estate:
Commercial real estate (including multi-family residential)	—	—	—	—	—	—
Commercial real estate construction and land development	—	—	—	—	—	—
1-4 family residential (including home equity)	—	—	—	—	385	—
Residential construction	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$402	$—	$—	$—	$385	$260

5. PREMISES AND EQUIPMENT AND LEASES
Premises and equipment were summarized as follows for the dates indicated below:

	December 31,
	2025	2024
	(In thousands)
Land	$21,229	$21,081
Buildings	72,965	72,168
Lease right-of-use assets	15,327	17,278
Leasehold improvements	10,568	10,608
Furniture, fixtures and equipment	27,800	25,853
Construction in progress	293	161
Total	148,182	147,149
Less: accumulated depreciation	42,064	35,293
Premises and equipment, net	$106,118	$111,856
Depreciation expense was $8.1 million, $7.8 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Leases
At December 31, 2025, the Company had 30 operating leases consisting of branch locations, office facilities and equipment. The lease right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2025 and 2024.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental lease information at the dates indicated was as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$15,327	$17,279
Operating lease liability classified as other liabilities	$16,308	$18,273
Weighted-average lease term, in years	6.74	7.24
Weighted-average discount rate	4.35%	4.28%
Lease costs for the dates indicated were as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Income Statement:
Operating lease cost	$6,981	$7,434	$7,327
Short-term lease cost	25	21	25
Total operating lease costs	$7,006	$7,455	$7,352
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	December 31,
	2025	2024
	(In thousands)
Lease payments due:
Within one year	$4,095	$4,140
After one but within two years	3,917	3,739
After two but within three years	3,756	3,578
After three but within four years	2,000	3,414
After four but within five years	1,030	1,656
After five years	4,410	5,189
Total lease payments	19,208	21,716
Discount on cash flows	(2,900)	(3,443)
Total lease liability	$16,308	$18,273
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for certain assets and liabilities measured at fair value is set forth below.
The carrying amounts and estimated fair values of financial instruments on the balance sheet were as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$419,453	$419,453	$—	$—	$419,453
Available for sale securities	2,198,459	—	2,198,459	—	2,198,459
Loans held for investment, net of allowance	7,216,962	—	—	7,203,747	7,203,747
Accrued interest receivable	35,869	294	7,950	27,625	35,869
Financial liabilities:
Deposits	$9,021,466	$—	$9,019,219	$—	$9,019,219
Accrued interest payable	5,508	—	5,508	—	5,508
Subordinated debt	40,226	—	40,473	—	40,473

	December 31, 2024
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$911,216	$911,216	$—	$—	$911,216
Available for sale securities	1,673,016	—	1,673,016	—	1,673,016
Loans held for investment, net of allowance	7,358,796	—	—	7,223,895	7,223,895
Accrued interest receivable	37,884	330	7,197	30,357	37,884
Financial liabilities:
Deposits	$9,128,384	$—	$9,128,234	$—	$9,128,234
Accrued interest payable	17,052	—	17,052	—	17,052
Borrowed funds	—	—	—	—	—
Subordinated debt	70,105	—	68,963	—	68,963

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest Rate Swaps, Interest Rate Caps and Credit Risk Participation Agreements—Fair value measurements for interest rate swaps, interest rate caps and credit participation agreements are obtained from an independent pricing service which uses the income approach. The income approach calls for the utilization of valuation techniques to convert future cash flows as due to be exchanged per the terms of the financial instrument, into a single present value amount. Measurement is based on the value indicated by the market expectations about those future amounts as of the measurement date. The proprietary curves of the independent pricing service utilize pricing models derived from industry standard analytic tools, considering both Level 1 and Level 2 inputs. Interest rate swaps and interest rate caps are classified as Level 2 and credit participation agreements are classified on as Level 3 and they all are recorded at fair value on a recurring basis.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Available for sale securities:
U.S. government and agency securities	$—	$392,475	$—	$392,475
Municipal securities	—	196,201	—	196,201
Agency mortgage-backed pass-through securities	—	807,986	—	807,986
Agency collateralized mortgage obligations	—	697,065	—	697,065
Corporate bonds and other	—	104,732	—	104,732
Interest rate swaps and caps	—	4,252	—	4,252
Credit risk participation agreements	—	—	6	6
Total fair value of financial assets	$—	$2,202,711	$6	$2,202,717
Financial liabilities:
Interest rate swaps and caps	$—	$4,252	$—	$4,252
Total fair value of financial liabilities	$—	$4,252	$—	$4,252

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Available for sale securities:
U.S. government and agency securities	$—	$193,603	$—	$193,603
Municipal securities	—	191,453	—	191,453
Agency mortgage-backed pass-through securities	—	521,376	—	521,376
Agency collateralized mortgage obligations	—	660,363	—	660,363
Corporate bonds and other	—	106,221	—	106,221
Interest rate swaps	—	6,277	—	6,277
Credit risk participation agreements	—	—	8	8
Total fair value of financial assets	$—	$1,679,293	$8	$1,679,301
Financial liabilities:
Interest rate swaps	$—	$6,277	$—	$6,277
Total fair value of financial liabilities	$—	$6,277	$—	$6,277

There were no transfers between levels during 2025 and 2024.
Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses, foreclosed assets and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and 2024. Assets measured on a nonrecurring basis for the periods noted are summarized in the table below.

	December 31, 2025
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,528
Commercial real estate (including multi-family residential)	—	—	—
Commercial real estate construction and land development	—	—	10,377
1-4 family residential (including home equity)	—	—	—
Consumer and other	—	—	6,203
Foreclosed assets	—	—	7,492
Total	$—	$—	$34,600

	December 31, 2024
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$9,391
Commercial real estate (including multi-family residential)	—	—	3,722
Commercial real estate construction and land development	—	—	1,866
1-4 family residential (including home equity)	—	—	4,278
Consumer and other	—	—	—
Total	$—	$—	$19,257
7. DEPOSITS

Time deposits that met or exceeded the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250 thousand at December 31, 2025 and 2024 were $638.0 million and $605.6 million, respectively.
Scheduled maturities of time deposits as of December 31, 2025 were as follows (in thousands):

2026	$979,292
2027	25,822
2028	7,635
2029	6,081
Thereafter	9,929
Total	$1,028,759

The Company had brokered deposits of $12.5 million, or 0.1% of total deposits and $481.8 million, or 5.3% of total deposits as of December 31, 2025 and 2024, respectively. Also included within deposits are public funds which are deposits from governments and municipalities that are subject to seasonality and are fully collateralized by either securities pledged or Federal Home Loan Bank of Dallas (“FHLB”) letters of credit. Public funds totaled $1.22 billion, or 13.6% of total deposits, as of December 31, 2025 compared to $1.56 billion, or 17.1% of total deposits, as of December 31, 2024.
Related party deposits from principal officers, directors and their affiliates at December 31, 2025 and 2024 were $138.9 million and $206.4 million, respectively.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2025 and 2024, management determined there was no such deterioration.

At December 31, 2025 and 2024, the Company had ten and nine interest rate swap agreements outstanding with borrowers and financial institutions, respectively. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.
The Company has an outstanding interest cap contract with a customer and equal and an offsetting interest rate cap with another financial institution entered into at the same time. This interest rate cap contract is not designated as hedging instruments for mitigating interest rate risk. The objective of the transactions is to allow customers to effectively cap the interest rate on a variable rate loan.

At December 31, 2025 and 2024, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges as of the periods indicated were as follows:

		December 31, 2025		December 31, 2024
		Notional	Fair	Notional	Fair
	Classification	Amounts	Value	Amounts	Value
		(In thousands)
Financial institution counterparties:
Interest rate swaps	Other assets	$65,290	$3,684	$70,094	$6,277
Interest rate swaps	Other liabilities	39,357	(421)	—	—
Interest rate caps	Other assets	2,800	147	—	—
Customer counterparties:	Other liabilities
Interest rate swaps	Other assets	$39,357	$421	$—	$—
Interest rate swaps	Other liabilities	65,290	(3,684)	70,094	6,277
Interest rate caps	Other liabilities	2,800	(147)	—	—
Credit risk participations:
Financial institutions	Other assets	19,064	6	19,929	8

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Weighted-Average		Weighted-Average
	Interest Rate Received	Interest Rate Paid	Interest Rate Received	Interest Rate Paid
Financial institution counterparties	6.01%	5.04%	6.79%	4.36%
Customer counterparties	5.04%	6.01%	4.36%	6.79%
9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2025, the Company had total borrowing capacity of $3.17 billion of which $997.1 million was available under the agreement and $2.17 billion was outstanding pursuant to FHLB letters of credit. At December 31, 2025 and 2024, the Company had no FHLB advances outstanding.
At December 31, 2025, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which will expire in the following periods (in thousands):

2026	$1,618,496
2027	366,000
2028	56,000
2029	77,000
Thereafter	55,000
Total	$2,172,496
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”), that provides for a $75.0 million revolving line of credit. At December 31, 2025, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during 2025 or 2024. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75% calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of December 31, 2025, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at December 31, 2025 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date (1)
		(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1)    All debentures were callable at December 31, 2025.
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

In September 2019, Stellar issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of December 31, 2025, the Company Notes bore at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. On October 1, 2025, the Company redeemed $30.0 million of the Company Notes. The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $1.2 million for accrued and unpaid interest up to, but excluding, the redemption date. Any future redemptions will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.
11. INCOME TAXES
The amount of the Company’s income tax expense from continuing operations was as follows for the dates indicated below:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax expense	$26,651	$26,659	$21,137
Deferred income tax (benefit) expense	(1,741)	3,298	10,250
Income tax expense, as reported	$24,910	$29,957	$31,387
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table. There were no activities or transactions that

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had foreign income taxes or cross-border tax effects during the reported periods. State income/franchise taxes are primarily related to the State of Texas, while amounts related to other jurisdictions were not significant, in the aggregate, during the reported periods.

	Years Ended December 31,
	2025		2024			2023
	Amount	Percent	Amount	Percent		Amount	Percent
	(Dollars in thousands)
U.S. federal income tax expense computed at statutory rate	$26,835	21.0%	$30,444	21.0%		$33,995	21.0%
State income/franchise taxes, net of U.S. federal income tax effects	—	0.0%	—	0.0%		—	0.0%
Effect of changes in tax laws or rates enacted during the year	—	0.0%	—	0.0%		—	0.0%
Transferable energy tax credits	(938)	(0.7%)	—	0.0%		—	0.0%
Non-taxable or non-deductible items:
Effect of tax-exempt income	(1,514)	(1.2%)	(1,510)	(1.0)%		(1,943)	(1.2)%
Non-deductible merger expenses	—	0.0%	—	0.0%		10	0.0%
Bank-owned life insurance	(606)	(0.5%)	(507)	(0.3%)		(457)	(0.3%)
Executive compensation limitation	807	0.6%	231	0.1%		152	0.1%
FDIC assessment limitation	26	0.0%	23	0.0%		26	0.0%
Excise tax on share repurchases	134	0.1%	—	0.0%		—	0.0%
Other, net	59	0.1%	1,140	0.8%	—	(335)	(0.2%)
Net tax benefit from stock-based compensation	107	0.1%	136	0.1%		(61)	0.0%
Income tax expense and effective tax rate, as reported	$24,910	19.5%	$29,957	20.7%		$31,387	19.4%
Deferred taxes as of December 31, 2025 and 2024 are based on the 21% maximum federal statutory tax rate. Deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans and unfunded commitments	$21,969	$20,457
Deferred loan fees	62	62
Deferred compensation	2,367	2,621
Loans and securities purchase accounting adjustments	11,415	15,485
Net unrealized loss on available for sale securities	19,393	33,322
Other deferred assets	1,647	1,760
Total deferred tax assets	56,853	73,707
Deferred tax liabilities:
Core deposit intangible and other purchase accounting adjustments	(15,409)	(19,922)
Premises and equipment basis difference	(2,336)	(2,633)
Total deferred tax liabilities	(17,745)	(22,555)
Net deferred tax assets	$39,108	$51,152
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest or penalties recorded in the income statement for the years ended December 31, 2025, 2024 and 2023. The Company is no longer subject to examination by the U.S. Federal Tax Jurisdiction for the years prior to 2022.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION

During 2025, the Company increased the maximum shares authorized to be issued under the 2022 Omnibus Incentive Plan (the “2022 Plan”) to 3,100,000 shares of common stock from 2,000,000 shares. All restricted stock and performance share units outstanding at December 31, 2025 were issued under the 2022 Plan. At December 31, 2025, there were 1,686,152 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $9.2 million, $10.8 million and $9.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Options
Stock options outstanding at December 31, 2025 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. There were no stock options granted during 2025 and 2024. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model. Options are exercisable up to 10 years from the date of the grant and, dependent on the terms of the applicable award agreement, generally vest 3 to 4 years after the date of grant.
Stock option activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2024	258	$18.56	2.09	$2,398
Options granted	—	—
Options exercised	(133)	16.34
Options forfeited	(6)	19.89
Options outstanding, December 31, 2024	119	$20.98	2.05	$876
Options granted	—	—
Options exercised	(44)	19.15
Options forfeited	(3)	21.33
Options outstanding, December 31, 2025	72	$22.10	1.55	$634
Options vested and exercisable, December 31, 2025	72	$22.10	1.55	$634
Information related to the stock options exercises for the years indicated below is as follows:

	2025	2024	2023
	(In thousands)
Intrinsic value of options exercised	$396	$1,118	$776
Cash received from option exercises	851	2,173	986

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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested shares of restricted stock activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2024	458	$29.38
Share awards granted	314	23.20
Share awards vested	(279)	30.29
Unvested share awards forfeited or cancelled	(64)	25.71
Nonvested share awards outstanding, December 31, 2024	429	$24.81
Share awards granted	271	28.76
Share awards vested	(205)	25.56
Unvested share awards forfeited or cancelled	(35)	27.21
Nonvested share awards outstanding, December 31, 2025	460	$26.63
At December 31, 2025, there was $7.7 million of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 1.77 years. The total fair value of restricted stock awards that fully vested during the years ended December 31, 2025, 2024 and 2023 was approximately $5.7 million, $6.8 million and $5.0 million, respectively.
Performance Share Units and Performance Share Awards
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. The Company awarded 88,941 and 77,624 PSUs during the years ended December 31, 2025 and 2024, respectively, under the 2022 Plan. PSUs issued in 2025 and 2024 are not considered outstanding at the date of issuance as the grantee does not become the record owner of the restricted stock and does not have voting, dividend and other shareholder rights.
The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. At December 31, 2025, there was $2.5 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.11 years.
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
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31,
	2025	2024
	(In thousands)
Commitments to extend credit	$2,102,646	$1,701,923
Standby letters of credit	65,616	43,639
Total	$2,168,262	$1,745,562

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At December 31, 2025 and 2024, the Company had FHLB letters of credit in the amount of $2.17 billion and $2.10 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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
Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments to extend credit, which is classified in other liabilities and adjusted through a provision for (or reversal of) credit loss charged to expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to be funded. The estimate of commitments expected to fund is based on historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are based on the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of December 31, 2025 and 2024 was $16.2 million and $12.4 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb any losses arising from unfunded loan commitments. The Company recorded a provision on unfunded commitments of $3.8 million for the year ended December 31, 2025 and $1.1 million for the year ended December 31, 2024 and a reversal of provision on unfunded commitments of $682 thousand for the year ended December 31, 2023. The increase in the provision on unfunded commitments for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the increase in commitments on portfolios with higher loss rates.
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
14. REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. The Company and the Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1.

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they were then subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Bank’s capital ratios as of December 31, 2025 exceed the minimum levels necessary to be considered “well-capitalized”
under the prompt corrective action regulatory framework.
The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of December 31, 2025 and 2024:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
December 31, 2025
Total Capital (to risk-weighted assets)	$1,301,075	15.73%	$661,851	8.00%	$868,679	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,173,283	14.18%	372,291	4.50%	579,119	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,183,509	14.31%	496,388	6.00%	703,216	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,183,509	11.52%	410,785	4.00%	410,785	4.00%	N/A	N/A
December 31, 2024
Total Capital (to risk-weighted assets)	$1,294,263	16.00%	$647,103	8.00%	$849,323	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,143,360	14.14%	363,996	4.50%	566,215	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,153,258	14.26%	485,328	6.00%	687,547	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,153,258	11.31%	407,750	4.00%	407,750	4.00%	N/A	N/A
STELLAR BANK
December 31, 2025
Total Capital (to risk-weighted assets)	$1,241,007	15.03%	$660,452	8.00%	$866,844	10.50%	$825,566	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,141,442	13.83%	371,504	4.50%	577,896	7.00%	536,618	6.50%
Tier 1 Capital (to risk-weighted assets)	1,141,442	13.83%	495,339	6.00%	701,731	8.50%	660,452	8.00%
Tier 1 Leverage (to average tangible assets)	1,141,442	11.14%	410,038	4.00%	410,038	4.00%	512,548	5.00%
December 31, 2024
Total Capital (to risk-weighted assets)	$1,233,994	15.28%	$646,030	8.00%	$847,915	10.50%	$807,538	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	363,392	4.50%	565,277	7.00%	524,900	6.50%
Tier 1 Capital (to risk-weighted assets)	1,140,989	14.13%	484,523	6.00%	686,407	8.50%	646,030	8.00%
Tier 1 Leverage (to average tangible assets)	1,140,989	11.21%	407,219	4.00%	407,219	4.00%	509,024	5.00%

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

	Years Ended December 31,
	2025		2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income attributable to shareholders	$102,872		$115,003		$130,497
Basic:
Weighted average shares outstanding	51,756	$1.99	53,469	$2.15	53,229	$2.45
Diluted:
Add incremental shares for:
Dilutive effect of stock options and performance share units	52		41		84
Total	51,808	$1.99	53,510	$2.15	53,313	$2.45
There were 88,941, 94,135 and 27,155 shares not considered in computing diluted earnings per share as of December 31, 2025, 2024 and 2023, respectively, as they were antidilutive.
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

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. PARENT COMPANY ONLY FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$57,807	$61,334
Investment in subsidiary	1,637,154	1,605,830
Other assets	15,934	12,983
TOTAL ASSETS	$1,710,895	$1,680,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Subordinated debentures	$40,226	$70,105
Accrued interest payable and other liabilities	2,015	2,182
Total liabilities	42,241	72,287
SHAREHOLDERS’ EQUITY:
Common stock	509	534
Capital surplus	1,174,894	1,240,050
Retained earnings	566,216	492,640
Accumulated other comprehensive loss	(72,965)	(125,364)
Total shareholders’ equity	1,668,654	1,607,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,710,895	$1,680,147

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
INCOME:
Dividends from subsidiary	$135,000	$72,500	$25,000
Other income	38	34	34
Total income	135,038	72,534	25,034
EXPENSE:
Interest expense on borrowed funds	4,936	4,438	3,175
Other expenses	9,093	12,933	5,288
Total expense	14,029	17,371	8,463
Income before income tax benefit and equity in undistributed income of subsidiaries	121,009	55,163	16,571
Income tax benefit	2,938	3,641	1,770
Income before equity in undistributed income of subsidiaries	123,947	58,804	18,341
Equity in undistributed income of subsidiaries	(21,075)	56,199	112,156
Net income	$102,872	$115,003	$130,497

STELLAR BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STELLAR BANCORP, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,872	$115,003	$130,497
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	21,075	(56,199)	(112,156)
Net amortization of discount on subordinated debentures	121	340	398
Stock-based compensation expense	9,151	10,764	9,945
Increase in other assets	(2,951)	(3,693)	(1,721)
(Decrease) increase in accrued interest payable and other liabilities	(167)	373	(202)
Net cash provided by operating activities	130,101	66,588	26,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(73,352)	(2,842)	—
Repayment of subordinated debt	(30,000)	—	—
Dividends paid to common shareholders	(29,296)	(28,308)	(27,698)
Payments made from the issuance of restricted stock and stock option exercises	(980)	(498)	(76)
Net cash used in financing activities	(133,628)	(31,648)	(27,774)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,527)	34,940	(1,013)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,334	26,394	27,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,807	$61,334	$26,394
18. SUBSEQUENT EVENT
Pending Merger
On January 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity (the “Merger”), with Prosperity continuing as the surviving corporation in the Merger. Immediately following the Merger, Stellar Bank will merge with and into Prosperity’s wholly owned banking subsidiary, Prosperity Bank (the “Bank Merger”). Prosperity Bank will continue as the surviving bank in the Bank Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Stellar Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Prosperity or the Company and shares held by a holder of Stellar Common Stock who has properly exercised applicable dissenters’ rights in respect of such share, will be converted into the right to receive (1) 0.3803 shares of common stock, par value $1.00 per share, of Prosperity and (2) an amount in cash equal to $11.36. The completion of the Merger is subject to customary conditions, including approval of the Company’s shareholders and regulatory approvals.
Dividend Declaration
On February 25, 2026, the Company declared a cash dividend of $0.15 per share of common stock to be paid on March 31, 2026 to all shareholders of record as of March 16, 2026.