Form 10-K/A
period 2025-12-31
Stellar Bancorp, Inc.
filed 2026-04-17
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error in previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2025 was approximately $1.30 billion.

As of April 10, 2026, there were 50,910,698 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference:
None

EXPLANATORY NOTE

Stellar Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Original Report”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.

This information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which provides that the information in the above referenced items may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K.

We are filing this Amendment to include Part III information in the Original Report because our definitive proxy statement for our 2026 annual meeting of shareholders containing this information will not be filed before the 120th day after the end of our last fiscal year.

As such, this Amendment hereby amends and supplements Items 10 through 14 of Part III of the Original Report and amends and updates the Form 10-K cover page (primarily to update the number of shares of Common Stock outstanding to April 10, 2026). In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Report has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors
Our Board of Directors (the “Board”) currently consists of thirteen members. The Board is divided into three classes: Class I directors are John Beckworth, Fred S. Robertson, and Joseph B. Swinbank; Class II directors are Cynthia A. Dopjera, Jon-Al Duplantier, Joe E. Penland, Sr., Tymothi O. Tombar and John E. Williams, Jr.; and Class III directors are Laura D. Bellows, Robert R. Franklin, Jr., Frances H. Jeter, Reagan A. Reaud, and Steven F. Retzloff. The following table sets forth certain information with respect to directors, including each director’s age as of April 10, 2026.

Name		Age	Position with the Company and the Bank
Directors:
John Beckworth		68	Class I Director of the Company
Laura D. Bellows		68	Class III Director of the Company
Cynthia A. Dopjera		67	Class II Director of the Company; Director of Stellar Bank (the “Bank”)
Jon-Al Duplantier		59	Class II Director of the Company
Robert R. Franklin, Jr.		71	Class III Director and Chief Executive Officer of the Company; Director and Executive Chairman of the Bank
Frances H. Jeter		69	Class III Director of the Company
Joe E. Penland, Sr.		75	Class II Director of the Company
Reagan A. Reaud		47	Class III Director of the Company
Steven F. Retzloff		70	Class III Director and Executive Chairman of the Company; Director and Senior Executive Chairman of the Bank
Fred S. Robertson		76	Class I Director of the Company; Director of the Bank
Joseph B. Swinbank		74	Class I Director of the Company; Director of the Bank
Tymothi O. Tombar		52	Class II Director of the Company; Director of the Bank
John E. Williams, Jr.		71	Class II Director of the Company

Executive officers who are not also directors:
Okan I. Akin		55	Chief Risk Officer of the Company and the Bank
Paul P. Egge		47	Chief Financial Officer of the Company and the Bank
Justin M. Long	50	51	General Counsel and Secretary of the Company and the Bank
Jason D. Sirkel		54	Chief Banking Officer of the Bank
Ramon A. Vitulli, III		57	President of the Company and Director and Chief Executive Officer of the Bank
Joe F. West		71	Chief Credit Officer of the Company and the Bank
The number of directors shall be fixed and determined from time to time by resolution of a majority of the full Board at any annual, regular, or special meeting, provided that any decrease in the number of directors does not shorten the time of any incumbent director. Vacancies resulting from death, resignation, retirement, disqualification, removal from office or other cause, and newly created directorships resulting from any increase in the authorized number of directors, may be filled only by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board.
A brief description of the background of each of our directors, together with the experience, qualifications, attributes or skills that qualify each to serve as a director, is set forth below. All officers of the Company are elected by the Board and serve at the direction of the Board.

John Beckworth. Mr. Beckworth is the Company’s lead independent director, and he is a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Beckworth was a practicing attorney in Houston for thirty years from 1983 to 2013, as an associate and partner in Fulbright & Jaworski, LLP., and subsequently as a founding partner in his own law firm, Watt Beckworth. In 2013, he joined The University of Texas School of Law in Austin where he was an associate dean from 2013 to 2018. Since 2018, Mr. Beckworth has continued in The University of Texas School of Law as a faculty member. Mr. Beckworth also is of counsel with Jackson Walker LLP in the firm’s Austin office. Mr. Beckworth is board certified by the Texas Board of Legal Specialization in Oil, Gas, and Mineral Law. Mr. Beckworth is engaged in family investment, and oil and gas activities and he has served on the boards of several local and national charitable organizations, presently serving as a trustee of the LBJ Foundation and as a director of the Texas Cultural Trust. Mr. Beckworth is a life trustee emeritus of the Kinkaid School in Houston. He is a member of the Texas and American Bar Associations, a life fellow of the Houston and Texas Bar Foundations, and he is licensed to practice law in state and federal courts in Texas and in The United States Supreme Court. He is a member of the Federal Judicial Evaluation Committee. Mr. Beckworth holds a B.A. (1980) from The University of Texas at Austin and a J.D. (1983) from The University of Texas School of Law.
Laura D. Bellows. Ms. Bellows has served as a director of the Company since 2025 and is a member of the Company’s Compensation Committee and Risk Oversight Committee. Since 2007, Ms. Bellows has been the majority controlling owner of W.S. Bellows Construction, a Houston-based general contractor founded in 1914 with experience constructing buildings in many market sectors, including healthcare, cultural arts, commercial, religious, renovation, and education. In addition to being majority controlling owner, since 2008 she has served as the Chief Executive Officer and Chairman of the Board of the company. Ms. Bellows graduated from Vanderbilt University with a Bachelor of Arts in Business Administration and Fine Arts. Ms. Bellows has served the Houston community in numerous volunteer leadership and organizational roles over many years including serving on the boards of the Greater Houston Partnership, Rice University’s Baker Institute for Public Policy, the American Heart Association, the Rice Design Alliance and the Bayou Club of Houston. She currently serves on the board of DePelchin Children’s Center and the advisory council of the Houston Arts Alliance. In spring of 2025, Ms. Bellows was selected from 1,400 alumni of Center for Houston’s Future Business/Civic Leadership Forum alumni to be on an honor roll of 75 Leaders Who Stand Apart for their important work in the Houston region. Her fellow alumni recently voted to include her as one of the Top 25 to help celebrate the Center for Houston’s Future 25th anniversary in 2025. Ms. Bellows’ qualifications to serve on the board include her key leadership, risk management, operations, strategic planning and industry expertise that assists the Board in overseeing the Company’s operations in addition to her knowledge of the communities the Company serves.
Cynthia A. Dopjera. Ms. Dopjera has served as a director of the Company and Bank since 2023 and is the Chair of the Company’s and the Bank’s Audit Committee. She previously served as a director of Allegiance Bank beginning in 2019. Ms. Dopjera spent the first half of her career holding various operational and executive leadership roles for small community banks as well as large regional banks. In 2000, she joined the Houston-based public accounting firm of Harper & Pearson Company, P.C. where she served as Shareholder, Chairman of the Board and Practice Leader for the Firm’s banking and financial institutions practice. The Firm’s services included financial statement audit, tax preparation, regulatory compliance, loan and asset quality review, model validations, interest rate risk assessments, and the design and implementation of internal controls over financial reporting for large financial institutions and publicly traded institutions regulated under FDICIA and Sarbanes-Oxley. In 2018, Ms. Dopjera retired from the practice of public accounting and currently provides part-time accounting, consulting, and regulatory financial reporting services to bankers and financial institutions. She also serves on the Board of Governors for Stoneybrook Golf & Country Club of Sarasota, Florida. Ms. Dopjera received a Bachelor of Science degree in economics from Siena College in Loundonville, N.Y. and became a licensed Certified Public Accountant in the state of Texas in 1986. Ms. Dopjera’s extensive experience focused on accounting and regulatory reporting for financial institutions provides valuable insights and guidance to the Company’s Board and the Bank’s management team.
Jon-Al Duplantier. Mr. Duplantier has served as a director of the Company since 2022 and is a member of the Company’s Compensation Committee and Chair of the Corporate Governance and Nominating Committee. He previously served as a director of Allegiance beginning in 2021. Mr. Duplantier enjoyed a 25-year career in the oil and gas industry with Conoco Inc., ConocoPhillips and Parker Drilling Company. Most recently, he served as Parker Drilling’s President, Rental Tools and Well Services, a position he held from April 2018 until his departure in July 2020. Prior to that role, Mr. Duplantier held a series of executive positions at Parker Drilling from 2009 to 2018. In those positions he had responsibility across more than a dozen countries, and his roles included management and oversight of legal affairs, corporate compliance, internal audit, human resources, environmental, safety and procurement. In December 2018, Parker Drilling Company commenced voluntary Chapter 11 proceedings and filed a prearranged plan of reorganization under the U.S. Bankruptcy Code. Prior to joining Parker Drilling, Mr. Duplantier worked for ConocoPhillips from 2002 to 2009, where he held legal and management roles. From 1995 to 2002, Mr. Duplantier served in multiple roles of increasing responsibility at Conoco Inc. Mr. Duplantier holds a Juris Doctorate from Louisiana State University and a Bachelor of Science degree from Grambling State University. Mr. Duplantier serves on the Board of Directors of Sitio Royalties Corp. (NYSE: STR), where he is a member of the Compensation Committee. Mr. Duplantier also serves on the Board of Directors of AltaGas Ltd. (TSX: ALA), where he is a member of the Human Resources and Compensation Committee as well as the Governance Committee. Additionally, Mr. Duplantier serves as a director of Kodiak Gas Services, Inc. (NYSE: KGS) where he is chair of the Nominating, Governance and Sustainability Committee and is a member of the Personnel and Compensation Committee. Mr. Duplantier’s broad experience across commercial, governance and legal aspects of business along with his professional and leadership experience qualify him to serve on our Board, as well as on any of our committees.
Robert R. Franklin, Jr. Mr. Franklin serves as Executive Chairman and director of Stellar Bank and Chief Executive Officer and director of the Company. He joined the Company in connection with the merger of equals with Allegiance and CBTX in 2023 (the “Merger”). Mr. Franklin previously served as Chairman, President and Chief Executive Officer of CBTX from 2013 until 2022. Mr. Franklin began his more than 40-year Houston banking career working for a small community bank in Houston upon graduation from the University of Texas. He then moved to a large, regional bank before gravitating back to his primary interest of community banking. He became President of American Bank in 1988, where he served until the bank was sold to Whitney Holding Corp. in early 2001. Mr. Franklin and his team then joined Horizon Capital Bank, where Mr. Franklin raised sufficient capital to match the bank’s existing capital and took the position of President of Horizon Capital Bank. He served as President until the bank was sold to Cullen/Frost Bankers, Inc. in 2005. Mr. Franklin then started VB Texas, Inc. in November of 2006 as Chairman, President and Chief Executive Officer, serving until a merger of equals between VB Texas, Inc. and CBTX in 2013. Mr. Franklin graduated from the University of Texas at Austin in 1977 with a B.B.A. in Finance. He is currently serving on the Board of Junior Achievement of Southeast Texas and previously served on the Board of the Texas Bankers Association. Mr. Franklin has actively served various charitable organizations over the years, along with serving on the board of a local private school. Mr. Franklin adds financial services experience, especially lending, oil and gas expertise and asset liability management to the Company’s Board, as well as a deep understanding of the Company’s business and operations. Mr. Franklin also brings risk and operations management and strategic planning expertise to the Board, skills that are important as the Company continues to implement its business strategy and acquire and integrate growth opportunities.
Frances H. Jeter. Ms. Jeter has served as a director of the Company since 2022 and is the Chairperson of the Company’s Risk Oversight Committee. From 2022 to 2024, she served as Chair of the Corporate Governance and Nominating Committee. She previously served as a director of Allegiance beginning in 2014. She has more than 25 years of experience in strategic and financial communications, corporate governance, marketing, public affairs and business and nonprofit management. Ms. Jeter is a Partner of FGS Global, a strategic communications and public affairs consultancy that she joined in 2017. Ms. Jeter previously served as Group Vice President of Internal and External Affairs for Spectra Energy. Before joining Spectra Energy, Ms. Jeter served as Chief Marketing Officer for Bracewell & Giuliani LLP and served as Vice President of Public Affairs for Duke Energy Gas Transmission, a predecessor company of Spectra Energy. She is a Life Trustee Emerita and a past Chair of the Board of Trustees of the Kinkaid School in Houston and a former Trustee of The Hockaday School in Dallas. She is the founding Chair of Houston’s The Fay School and is also a former member of the Board of Directors of the Greater Houston Community Foundation and St. Luke’s Episcopal Health Charities, among a number of other nonprofit organizations. Ms. Jeter received a Bachelor of Arts degree from the University of North Carolina at Chapel Hill. Her extensive experience in the public company arena is leveraged to assist the organization in all areas of investor relations, governance, risk and vulnerability analysis, crisis and cybersecurity communications, and transaction and financial communications. Her attention to detail and working knowledge of corporate and board governance matters are well-suited to her participation on the Board and Risk Oversight Committee and her former role on the Corporate Governance and Nominating Committee.
Joe E. Penland, Sr. Mr. Penland has served as a director of the Company since 2023. He previously served as a director of CBTX and CommunityBank of Texas, N.A. beginning in 2007, and served on CBTX’s Corporate Governance and Nominating Committee and the Company’s Compensation Committee. Mr. Penland founded Quality Mat Company, based in Beaumont, Texas, and served as its President from 1974 until August of 2019, when he assumed the title of Chief Executive Officer. Quality Mat Company is one of the largest mat producers in the world and is one of the oldest companies in the business, with the capabilities of producing everything from heavy equipment mats to event matting. Quality Mat Company’s products carry exclusive patents that serve a variety of major industries. Mr. & Mrs. Penland started the Penland Foundation in 2006, a foundation that helps local organizations in his southeast Texas community, as well as Houston. Mr. Penland has significant experience serving on both public and private boards of directors for community banks. Prior to joining the Company’s Board, Mr. Penland served as a director of Texas Regional Bancshares, Inc., a Nasdaq listed bank holding company, from 2004 until its merger with BBVA in 2006, and as a director of Southeast Texas Bancshares, Inc. prior to its acquisition by Texas Regional Bancshares, Inc. Mr. Penland brings key leadership, risk management, operations, strategic planning and oil and gas industry expertise that assists the Board in overseeing the Company’s operations in addition to his knowledge of the communities the Company serves.

Reagan A. Reaud. Mr. Reaud has served as a director of the Company since 2020 and is a member of the Company’s Audit Committee and Corporate Governance and Nominating Committee. He previously served as a director of CBTX beginning in 2020, and in 2021, he began serving on CBTX’s Audit Committee and the Compensation Committee. Mr. Reaud is the founder and CEO of Privateer Capital Management, LP which was formed in 2013. Privateer is a family-owned, multi-strategy investment company headquartered in Austin, Texas. He is also the founder and Chairman of the Lucena Group, which provides security and intelligence solutions to individuals and large corporations around the world. Mr. Reaud attended college at Washington and Lee University, where he studied European History, graduating Magna Cum Laude. After college, Mr. Reaud enrolled in the University of Texas School of Law, from which he received a J.D. with honors. He served as a law clerk to Justice Harriet O’Neill of the Texas Supreme Court. He then worked as a prosecutor for the Travis County Attorney’s Office. Mr. Reaud left his position as a prosecutor to attend the Wharton School of the University of Pennsylvania, where he earned an MBA with a double major in Finance and Strategic Management. Mr. Reaud is Chairman of The Beaumont Foundation of America and sits on the board of two additional charitable foundations: The Reaud Foundation and the University of Texas Law School Foundation. He is a trustee of the Austin Symphony, a member of the Business Executives for National Security, and a Life Fellow of the American Bar Foundation. Mr. Reaud’s excellent credentials, board-level experience, and knowledge of the Texas market enhances the Company’s risk management and assists in identifying and executing strategic business goals.
Steven F. Retzloff. Mr. Retzloff serves as Senior Executive Chairman of Stellar Bank and Executive Chairman of the Company. He joined the Company in connection with the Merger in 2022. Mr. Retzloff previously served as Chairman of Allegiance Bank and CEO of Allegiance and was one of the organizers of Allegiance. Mr. Retzloff has over 43 years of business experience and 36 years of Houston Banking experience. He served as a director of Sterling Bancshares, Inc., a publicly traded multi-billion dollar financial institution, and Sterling Bank from 1987 to 2006, including terms as Chairman of the Board of Sterling Bancshares from 1990 to 1992 and from 2004 to 2005. He is currently Chairman and Chief Executive Officer of Retzloff Industries, Inc. and is an advisory director to Pharos Capital Partners III. Prior to co-founding Allegiance Bank, Mr. Retzloff owned and managed Travis Body & Trailer, Inc., a nationwide manufacturer of specialized truck trailers. His past work experience also includes General Motors, Bristol Myers and Retzloff Capital Corporation. Mr. Retzloff received an Industrial Engineering degree from The Georgia Institute of Technology and a Master of Business Administration degree (with distinction) from the Babcock Graduate School of Management at Wake Forest University. Mr. Retzloff currently serves as a director of Faith in Practice, and, since 2022, the Houston Food Bank also serving as Treasurer and a Chair of its Finance Committee. In addition, he serves as a director of the Greater Houston Partnership, Chairman of its Finance Committee, a member of its Executive Committee and the Audit Committee. He previously served as a director of The Independent Bankers Association of Texas, Vice President of the Kinkaid School Investments Foundation and as trustee of Pines Presbyterian Church, on the advisory Board for the Mays School Banking Program at Texas A&M University and an advisory director for Fuller Texas School of Theology. Mr. Retzloff’s significant experience as a director and officer of community banks and his extensive leadership skills qualify him to serve on our Board.
Fred S. Robertson. Mr. Robertson has served as a director of the Company and Bank since 2022. He previously served as a director of Allegiance beginning in 2011. Mr. Robertson has over 30 years of experience overseeing institutional and retail investments. He has managed fixed income investments and designed extensive quantitative models for bond management. For the past five years, Mr. Robertson has been managing his personal investments. Mr. Robertson holds a number of non-profit board appointments and volunteers with many organizations in Houston. Mr. Robertson received a Bachelor of Science from Cornell University and a Masters of Business Administration in Finance from The College of William and Mary. Mr. Robertson’s significant experience in the banking industry and leadership skills qualify him to serve on our Board. Mr. Robertson utilizes his knowledge of investment and fund management as Chair of the Bank’s Capital Risk Committee. His business expertise provides additional benefit to the Company as he serves as the Chairman of the Company’s Compensation Committee and a member of the Bank’s Compensation Committee.
Joseph B. Swinbank. Mr. Swinbank has served as a director of the Company and Bank since 2013 and is a member of the Company’s Risk Oversight Committee and Chair of the Bank’s Compensation Committee. He previously served as a director of CBTX and CommunityBank beginning in 2013 and in 2017, he began serving on CBTX’s Audit Committee, CBTX’s Corporate Governance and Nominating Committee, and CBTX’s Compensation Committee. Mr. Swinbank served as a director of VB Texas, Inc. and Vista Bank Texas from 2006 until the merger of equals with the Company and the Bank in 2013. Mr. Swinbank is the co-founder of The Sprint Companies, Inc., a Houston-based sand and gravel company. Other Sprint Companies of which Mr. Swinbank was a partner included Sprint Ft. Bend County Landfill, Sprint Waste Services, and Sprint Montgomery County Landfill, which were sold in 2022. He continues to be active in investment in new businesses. Mr. Swinbank received his B.S. in Agricultural Economics from Texas A&M University in 1974. Mr. Swinbank has been named a Distinguished Alumni at Texas A&M University for his service to the University, his commitment to the community and successful business career. The new Agricultural Science building at Texas A&M was named in the honor of Joe and Shirley Swinbank in 2020. Mr. Swinbank brings a wealth of business experience, as well as a sharp focus on the financial efficiency and profitability of the Company’s customers, to the Board.

Tymothi O. Tombar. Mr. Tombar has served as a director of the Company since 2024 and the Bank since January of 2023 and is a member of the Company’s Audit Committee and Risk Oversight Committee. He is a member of the Bank’s Capital Risk Committee and Chair of the Regulatory Compliance Risk Committee. He is a Co-Founder of Arcadius Capital Partners, an energy private equity firm as well as its predecessor, SW Capital Partners, which invests growth capital into start-ups and early-stage companies in the upstream oil and gas industry since 2011. From 2007 to 2011, he was a Managing Director and co-head of Scotiabank’s Energy Private Equity group. Since 2007, he has served on the boards of more than 15 private oil and gas companies. Prior to April 2007, he was a Vice President with Goldman, Sachs & Co, and led deal teams through sourcing, execution, and management of a variety of primary market energy investments in securities and loans. Prior to that, he worked in Goldman’s Investment Banking Division in New York, London, and Houston, advised several upstream oil and gas, oilfield services and petrochemical clients and executed a variety of transactions for public and private oil and gas companies. Mr. Tombar began his career with Goldman in its Energy & Power Principal Investment Area and Banking Group based in New York in 1994. Mr. Tombar graduated with an M.B.A. from Stanford University’s Graduate School of Business and an A.B. degree in Applied Math from Harvard University. Mr. Tombar serves on the board of directors of Cactus, Inc. (NYSE: WHD), where he is a member of the Audit and Compensation Committees. Mr. Tombar’s qualifications to serve on the Board include his board and executive leadership experience and more than 25 years of investment and finance experience.
John E. Williams, Jr. Mr. Williams has served as a director of the Company since 2007 and is a member of the Company’s Compensation Committee and Corporate Governance and Nominating Committee. He served as the Chair of the Company’s Corporate Governance and Nominating Committee from 2017 until 2024. He previously served as a director of CBTX and CommunityBank beginning in 2007. He served as Chairman of CBTX’s Corporate Governance and Nominating Committee beginning in 2017. Since 1985, Mr. Williams has served as the managing partner of Williams Hart Law Firm, L.L.P. in Houston, Texas, where he practices in the area of mass tort cases. Mr. Williams currently serves on the Board of Directors for the Houston Astros, and the Houston Police Foundation, and serves on the Board of Advisors for the James A. Baker III Institute for Public Policy at Rice University. Mr. Williams is listed in Top Attorneys in Texas, Best Attorneys in Texas, The Best Lawyers in America, and Texas’ Best Lawyers, and he has been selected as a Super Lawyer every year since 2003. Mr. Williams received a B.B.A. from Baylor University and a J.D. from Baylor School of Law, where he graduated first in his class. Mr. Williams has significant risk management and strategic planning skills. In addition, he brings strong legal, lending and financial skills important to the oversight of the Company’s enterprise and operational risk management.
Executive Officers Who Are Not Also Directors
Okan I. Akin. Mr. Akin has over two decades of multidisciplinary experience in banking, and he currently serves as Senior Executive Vice President and Chief Risk Officer of the Company and the Bank. His career in banking is marked by a succession of leadership roles, including as President and Chief Risk Officer at Allegiance Bank, and prior to that, Executive Vice President and Chief Administrative Officer at the same institution. Mr. Akin’s banking career began in 2002 at Independence Bank, where he joined as Senior Credit Officer before ascending to the position of President in 2009. From 2010 to 2013, he served as President and CEO of Independence Bank that was acquired by Allegiance Bank in 2013. Following the acquisition of Independence Bank, he served in the roles of Regional President, Deputy Chief Credit Officer, and Chief Administration Officer. Mr. Akin’s academic achievements include an MBA and a Bachelor of Arts in Finance & Marketing, both from the University of Houston.
Paul P. Egge. Mr. Egge serves as Senior Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined Allegiance Bank and Allegiance in 2016 serving as Executive Vice President and Chief Financial Officer prior to the completion of the Merger. He has over 20 years of financial services experience as an executive and previously as an investment banker focused on providing strategic and capital markets advisory services to banks and specialty finance companies. Prior to joining Allegiance in 2016, he served as Director of Capital Planning and Corporate Development for Cadence Bank and as an investment banker for Robert W. Baird & Co. He graduated cum laude with a bachelor’s degree in economics and finance from the College of William & Mary and holds an MBA from the Kellogg School of Management at Northwestern University.
Justin M. Long. Mr. Long serves as Senior Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank. He previously served as Senior Executive Vice President, General Counsel and Corporate Secretary of CommunityBank and CBTX beginning April 2019. Mr. Long served as a partner at Norton Rose Fulbright US LLP from 2016 to 2019 where he represented financial institutions in corporate and regulatory matters, including CBTX’s initial public offering. Prior to joining Norton Rose Fulbright, he was a partner at Bracewell LLP where he represented financial institutions in corporate and regulatory matters. Mr. Long received a bachelor’s degree in finance from the University of Texas at Austin and graduated from the University of Texas School of Law.

Jason D. Sirkel. Mr. Sirkel serves as Chief Banking Officer of the Bank, which he joined in 2017. At the Bank, Mr. Sirkel oversees Commercial, Corporate, Retail, Treasury Management, Mortgage, Private Banking and specialty lines of business such as International, SBA, Community Development, Government and Factoring. He started his banking career over 30 years ago at Texas Commerce Bank. He currently serves as a director of Harris County MUD #410 and is on the Advisory Boards of the Commercial Banking Programs at Texas A&M and Sam Houston State University. Mr. Sirkel received his BBA in 1993 from the University of Texas at Austin.
Ramon A. Vitulli, III. Mr. Vitulli serves as director and Chief Executive Officer of the Bank and President the Company. He previously served as Chief Executive Officer and director of Allegiance Bank and a director and President of Allegiance prior to the completion of the Merger. He has over 30 years of banking experience, getting his start as a loan review examiner at Charter National Bank in Houston, then moving to Sterling Bank until joining Allegiance Bank in 2007, prior to the bank’s opening. Mr. Vitulli serves on the Boards of Texas Bankers Association, CHRISTUS Foundation for HealthCare, and St. Pius X High School Foundation. He is a graduate of The University of Texas at Austin with a BBA in Finance.
Joe F. West. Mr. West serves as Senior Executive Vice President and Chief Credit Officer of the Company and the Bank. He previously served as Senior Executive Vice President and Chief Credit Officer of CommunityBank since 2013. Mr. West joined CommunityBank in 2013 via the merger of CBTX and Vista Bank Texas where he was Executive Vice President and Senior Credit Officer since 2006. Prior to Vista Bank Texas, Mr. West served as Senior Credit Officer at Horizon Capital Bank in Houston. In his capacity as Chief Credit Officer, he is responsible for loan asset quality, loan policy and the Bank’s loan approval process. Mr. West has over 40 years of experience in banking and graduated with a BBA in Accounting from Baylor University in 1978.
Family Relationships. There are no immediate family relationships between any of our directors or executive officers and any other directors or executive officers.

Committees of the Board

Our Board has established an Audit Committee, a Compensation Committee, Corporate Governance and Nominating Committee and Risk Oversight Committee. Below is a summary of our current committee structure and membership information:

The following table indicates the current membership of each committee.

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Risk Oversight Committee
John Beckworth
Laura D. Bellows
Cynthia A. Dopjera	C,FE
Jon-Al Duplantier			C
Robert R. Franklin, Jr.
Frances H. Jeter				C
Joe E. Penland, Sr.
Reagan A. Reaud
Steven F. Retzloff
Fred S. Robertson		C
Joseph B. Swinbank
Tymothi O. Tombar	FE
John E. Williams, Jr.
__________________
C = Chair; FE = Financial Expert

Our Board may establish additional committees as it deems appropriate, in accordance with applicable law and regulations and our certificate of formation and bylaws.

Audit Committee

The members of the Audit Committee are Cynthia A. Dopjera, Reagan A. Reaud and Tymothi O. Tombar, with Ms. Dopjera serving as chair. Our Board has evaluated the independence of each of the members of the Audit Committee and has affirmatively determined that (i) each of the members meets the definition of an “independent director” under applicable NYSE rules; (ii) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service; and (iii) each of the members is financially literate. In addition, the Board has affirmatively determined that each of Ms. Dopjera and Mr. Tombar have the requisite financial sophistication due to their respective experience and background to qualify as an “audit committee financial expert” as defined by the SEC and as required by NYSE rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file reports of ownership and changes in ownership of our equity securities, including shares of the Company’s common stock with the SEC. Such persons are required by the SEC’s regulations to furnish us with copies of all reports they file pursuant to Section 16. Based solely on a review of Forms 3, 4 and 5 filed with the SEC and written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements were complied with during fiscal year 2025, except for nine late Form 4 filings and two late Form 3 filings. Seven of the late Form 4 filings related solely to the vesting of performance-based equity awards held by Messrs. Franklin, Retzloff, Akin, Egge, Vitulli, Long and West. These filings were delayed due to administrative timing associated with the calculation of the number of shares required to be withheld to satisfy applicable tax withholding obligations, which delayed confirmation of the final reportable transaction amounts. One additional late Form 4 filing, by Mr. Robertson, related to the non-market transfer of shares to a trust for which he serves as trustee. The filing was made promptly upon completion of internal review that the transfer was reportable under Section 16. The two late Form 3 filings, by Ms. Bellows and Mr. Sirkel, and one late Form 4 filing by Ms. Bellows resulted from the administrative time required to obtain the filing access codes necessary to submit reports through the SEC's EDGAR Next filing system. Upon receipt of the required filing credentials, the Form 3 filings and Form 4 filing were promptly filed. The Company believes that all such late filings were inadvertent and administrative in nature and has implemented enhanced procedures and coordination among its legal, equity administration, and payroll functions to reduce the risk of similar delays in the future.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics in place that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics sets forth specific standards of conduct and ethics that we expect all of our directors, officers and employees to follow, including the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics is available on our website at www.stellar.bank under Investor Relations/Corporate Governance/Governance Documents. Any amendments to the Code of Business Conduct and Ethics, or any waivers of requirements thereof, will be disclosed on our website within four days of such amendment or waiver. This website is not incorporated by reference in this Amendment.

Insider Trading Policy; Prohibition on Hedging and Provisions Related to Pledging

We have an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all personnel, including directors, officers, employees and other covered persons. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Our Insider Trading Policy requires our executive officers, directors and certain other employees to receive pre-clearance approval prior to entering into any transactions in our securities, subject to certain limited exceptions, and may only trade during open trading windows. Employees who are subject to trading restrictions may enter into a trading plan under Rule 10b5-1 under the Exchange Act in compliance with applicable law and the terms of our Insider Trading Policy. Executive officers are prohibited from, among other things, entering into hedging, short sale, option and other derivative transactions involving our securities.

We do not have an outright prohibition on pledging of the Company’s shares because we acknowledge that personal circumstances may warrant entrance into such an arrangement instead of selling the Company’s shares. Our Insider Trading Policy does require prior notice for any transaction involving the pledging of our shares. Our Insider Trading Policy generally discourages pledging transactions and requires prior notice of pledging transactions to the Compliance Officer under the Insider Trading Policy. In addition, management regularly updates the Corporate Governance and Nominating Committee regarding outstanding pledges and considers, among other things, the number of shares pledged and the percentage of the pledger’s ownership of the Company that these shares represent.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (“CD&A”)
This CD&A provides a description of the material elements of our 2025 executive compensation programs as well as perspective and context for the 2025 compensation decisions for our executive officers named in the Summary Compensation Table referred to in this CD&A and in subsequent tables as our named executive officers (“Named Executive Officers”). Our Named Executive Officers (“NEOs”) are as follows:

Name	Title
Robert R. Franklin, Jr.	Chief Executive Officer of the Company and Executive Chairman of the Bank
Paul P. Egge	Senior Executive Vice President, Chief Financial Officer of the Company and the Bank
Steve F. Retzloff	Executive Chairman of the Company and Senior Executive Chairman of the Bank
Ramon A. Vitulli, III	President of the Company and Chief Executive Officer of the Bank
Justin M. Long	Senior Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank
Executive Summary

The Company

The Company is a registered bank holding company located in Houston, Texas. The Company resulted from the merger of Allegiance Bancshares, Inc. and CBTX, Inc. on October 1, 2022. The merger transaction also included the merger of the bank subsidiaries, CommunityBank of Texas, N.A. and Allegiance Bank, to form one of the largest banks headquartered in Houston, Texas known as Stellar Bank. Through its wholly owned subsidiary, Stellar Bank, the Company provides a diversified range of commercial banking services primarily to small-to medium-sized businesses, professionals, and individual customers within its markets though 52 banking centers.

Executive Compensation Program Objectives

The primary objectives of our executive compensation program are to:

•Develop a pay for performance culture and link pay to performance over the short-and long-term periods;

•Align executive officers’ interests with those of the Company and our shareholders;

•Establish components of the program that have goals that are aligned with our business goals and objectives; and

•Deliver market competitive compensation to attract, motivate and retain executive talent.

2025 Performance Highlights

Our 2025 financial highlights reflect our achievement in important goals the Compensation Committee considers in its evaluation of compensation and the goals of the compensation program. Some of those financial highlights include:

•We recorded 2025 net income of $102.9 million, or diluted earnings per share of $1.99, representing a return on average assets of 0.97%, return on average equity of 6.34% and return on average tangible equity of 11.48%.

•Our total risk-based capital ratio decreased to 15.73% at December 31, 2025 from 16.00% at December 31, 2024 and Tier 1 leverage ratio increased to 11.52% at December 31, 2025 from 11.31% at December 31, 2024. Our book value per share increased to $32.78 at December 31, 2025, compared to $30.09 at December 31, 2024, while our tangible book value per share increased by $2.57, or 13.5%, to $21.62 at December 31, 2025 from $19.05 at December 31, 2024.

•Our noninterest-bearing deposit balances remained a significant portion of our deposit funding base, ending the year at 37.8% of total deposits.

•Net charge-offs for 2025 represented 0.05% of average loans compared to 0.09% for 2024 and nonperforming loans as a percentage of total loans was 0.72% at December 31, 2025 compared to 0.50% at December 31, 2024.

Compensation Highlights

During 2025, the Compensation Committee took the following compensation related actions:

•The Compensation Committee approved and reviewed the compensation philosophy that is described in detail under “— Compensation Program, Philosophy and Objectives.”

•Based on its annual compensation review and upon consideration of relevant market data, the Compensation Committee approved modest salary increases for the Named Executive Officers in the range of 3% to 5%. The Compensation Committee also slightly increased the annual target bonus as a percentage of base salary for the Senior Executive Chairman to improve the competitive positioning of his annual cash incentive opportunity as compared to comparable positions at peer companies. Based on the Company’s financial performance, the 2025 annual cash bonus was earned at 105.2% of target.
Compensation Program, Philosophy and Objectives

Pay for Performance and our Performance Culture

The Compensation Committee has designed the compensation program to promote a pay for performance culture and to reinforce the accomplishment of business goals and objectives. As such, we intend for a significant portion of the total compensation of our executive officers to be based on measures that support our Company goals and objectives. To strengthen this link, we define clear and measurable quantitative objectives that are designed to foster achievement of results and returns to shareholders.

We believe the program is structured to incentivize and reward the successful execution and achievement of our short-and long-term business strategies and objectives, while fostering our culture and traditions that drive us to serve our customers and support the communities in which we operate.

Aligning Executive Interests with the Company and Shareholders

The Compensation Committee regularly reviews our executive compensation program to ensure it achieves the desired goals of aligning the compensation of our executive officers with our shareholders’ interests and current market practices, while avoiding the encouragement of unnecessary or excessive risk-taking. The program structure requires a minimum level of achievement to earn an annual bonus and equity awards and performance that exceeds a minimal level results in higher bonus levels and equity awards. As a result of the structure of the compensation program, the Compensation Committee believes that the compensation received by the Company’s Named Executive Officers is aligned with the Company’s performance and long-term shareholder value creation.

Program Goals Aligned with Business Goals and Objectives

The Compensation Committee uses both short-term incentives in the form of an annual cash bonus and long-term equity awards to link executive pay with Company performance and to incentivize such executives to achieve specified annual and long-term corporate and strategic goals, designed to drive sustainable long-term shareholder value. We believe that the majority of an executive’s total target compensation should be variable and tied to achievement of measurable financial metrics and business goals. Performance measures are reviewed annually to ensure that we continue to align our pay programs with our business strategy, create value for our shareholders, and motivate the right behaviors.

Provide Competitive Market Compensation

The Company’s executive compensation program is intended to attract, retain and motivate a highly experienced team of executives critical to our success and to motivate these individuals to maximize shareholder value over the long term while managing risk. In the financial services industry, we must compete in a highly competitive market for executive talent. We seek executive officers and managers to implement our business strategy and lead our Company who have diverse experience, expertise, capabilities, and backgrounds. In recruiting our executive officers and determining competitive pay levels, we reference the compensation structures of executive officers of the companies in our peer group.

Review of Risk in the 2025 Compensation Program

The Compensation Committee designed incentive compensation programs that contain drivers that align with corporate objectives and have plan design features that minimize organizational risk.

In October 2025, the Compensation Committee performed a risk assessment of the Company’s 2025 compensation programs, including executive and broad-based employee compensation programs and policies to identify any aspect that could encourage inappropriate risk taking. In April 2026, the Compensation Committee concluded that our 2025 incentive compensation program is not reasonably likely to have a material adverse effect on the Company and our program and policies are well-designed and do not encourage behaviors that would create material risk to us. See “– Risk Management Considerations” for additional information regarding the Compensation Committee’s assessment process.

Shareholder Engagement and Say-on-Pay

Shareholder engagement is important to us. We are open to shareholders’ comments year-round and engage with shareholders on compensation and other matters as those inquiries are made of us either at scheduled group meetings or on an individual basis.

In 2025, we conducted our annual advisory vote on say-on-pay and received overwhelming support from our shareholders with approximately 94.1% of our present, eligible shareholders voting favorably on our executive compensation program. The Compensation Committee considered this vote to be an indication that our shareholders overwhelmingly supported our 2025 executive compensation program.

In addition, we conducted an engagement initiative following our 2025 annual meeting, reaching out to our top sixteen institutional shareholders, representing 46.62% of the Company’s outstanding shares to engage with our shareholders’ proxy voting and investor stewardship teams to gain a better understanding of the perspectives and concerns of our shareholders. We invited them to discuss corporate governance matters, and other topics, including executive compensation. In these meetings, our shareholders generally expressed a positive view with respect to our executive compensation program.

As a result of our outreach, we spoke to seven shareholders, representing 34% of our outstanding shares. We received valuable commentary and insights from shareholders regarding a variety of governance matters and limited comments on our executive compensation practices, which we shared and discussed with our Board, including the Compensation and Corporate Governance and Nominating Committees. We did not receive responses from the other nine shareholders we contacted, representing approximately 6.4% of our shares. Given the focus of these calls was on governance matters, a member of the Corporate Governance and Nominating Committee, together with the Chief Executive Officer of the Company, the Chief Financial Officer, and the General Counsel & Corporate Secretary participated in this effort on behalf of the Company.

As part of our engagement, we had compensation conversations with shareholders that included input on the financial metrics utilized in the incentive compensation plans, including the use of total shareholder return (“TSR”) as the sole metric in the long-term incentive plan and the duration of the vesting period applicable to performance-based stock awards.

Based on these conversations with shareholders, the Compensation Committee concluded that no material changes to the Company’s compensation plan design or policies were warranted.

Compensation Program Governance

The Compensation Committee assesses the effectiveness of our executive compensation program from time to time and reviews risk mitigation and governance matters, which includes maintaining the following best practices:

What We Do	✔	The majority of total executive compensation opportunity is variable and at-risk, with a substantial portion tied to performance goal achievement.

✔
The allocation of incentives among the annual cash incentive plan and long-term equity awards incentivizes performance to reach shorter-term goals without over-emphasizing short-term performance at the expense of achieving long-term goals.

	✔	To ensure that no single measure affects compensation disproportionately, we use a diverse set of financial performance metrics in the design of our compensation program.

	✔	To provide information and advice for use in the Compensation Committee decision-making, the Compensation Committee has engaged an independent compensation consultant.

✔
For compensation decisions, we maintain and reference a peer group of companies based on industry, asset size, market capitalization and net income. We review and update this compensation peer group periodically and as necessary or appropriate.

	✔	Our NEOs, other executive officers and directors are subject to guidelines to maintain certain levels of stock ownership.

	✔	Our NEOs and other executive officers are required to hold shares that vest pursuant to equity grants made in 2025 and beyond for a period of one year following the vesting date of such shares.

✔
We maintain a clawback policy to recoup erroneous awarded incentive-based compensation paid to executive officers based on an accounting restatement in the financial statements due to material non-compliance with financial reporting requirements.

What We Don’t Do	✘
We don’t permit executive officers, directors and certain other employees to engage in transactions in our securities without pre-clearance for such transactions. Executive officers are prohibited from short sales, hedging or other derivative transactions in our securities.

	✘	No excise tax gross ups in employment agreement or severance policy.

	✘	No excessive perquisites for executive officers.

Compensation Determination Process

Overview

The Compensation Committee is responsible for the administration of our executive compensation program. The Compensation Committee is composed entirely of directors who are independent under the listing standards of the NYSE, our Director Independence Standards, and Exchange Act Rule 16b-3.

The Compensation Committee activities are governed by its charter. The charter of the Compensation Committee is available on our Investor Relations webpage at https://ir.stellarbancorpinc.com/ under the caption “Corporate Governance — Documents and Charters.” The information contained on this website is not incorporated by reference to this Amendment. The charter is reviewed by the Compensation Committee and was most recently revised in February 2025 to update the charter as part of the Corporate Governance and Nominating and Compensation Committees review of the Company’s governance practices including through the shareholder engagement initiative.

The Compensation Committee has adopted a process intended to provide appropriate oversight and to make compensation decisions designed to promote the achievement of the Company’s financial goals and the successful execution of the Company’s strategic business plan. The Compensation Committee meets at least four times per year and more often if necessary to address compensation matters.

The Compensation Committee typically grants equity-based awards, including restricted stock awards (“RSAs”) and performance share awards, to our executive officers and other employees on an annual grant cycle in March of each year and may also make off cycle awards from time to time on an as-needed basis. Awards to our directors are made following the annual meeting of shareholders. The Compensation Committee does not currently grant stock options or stock appreciation rights. The Company does not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation, and it is the Compensation Committee’s practice to generally avoid granting equity awards during periods in which there is undisclosed material non-public information about the Company.

Role of the Board, Compensation Committee, and Management

The Compensation Committee is responsible for assisting the Board in its oversight of the Company’s overall compensation philosophy, structure, policies and programs, as well as the assessment of whether the compensation programs and structure establish an appropriate lever of incentives to officers and employees to meet the Company’s corporate objectives. As such, the Compensation Committee determines the compensation for the Company’s executive officers and administers the Company’s equity-based compensation plans for all employees.

In considering appropriate levels of compensation for executives, the Compensation Committee considers the Company’s performance and individual Named Executive Officer performance and experience, as well as peer and broader financial services industry comparisons and other analysis. When deemed appropriate, the Compensation Committee requests that its independent compensation consultant provide it with survey data of executive compensation for financial services companies that are comparable to the Company.

The Compensation Committee Chairman works with the Chief Executive Officer, the Executive Chairman and the Chief Human Resources Officer (“CHRO”) to establish the agenda for Compensation Committee meetings. Prior to each regular meeting, materials are provided to each Compensation Committee member, including minutes of the previous meeting, an agenda, recommendations for the upcoming meeting and other materials relevant to the agenda items.

The Chief Executive Officer, the Executive Chairman and the CHRO engage with the Compensation Committee in connection with the Compensation Committee’s executive compensation decision-making, providing comparative market data as well as making recommendations. The Chief Executive Officer, the Executive Chairman and the CHRO attend Compensation Committee meetings to provide information to the Compensation Committee concerning compensation, the performance of executive officers, discuss performance measures relating to executive officer compensation, to assess progress toward meeting objectives set by the Board for both annual and long-term goals and to make recommendations to the Compensation Committee concerning the compensation of executive officers, other than themselves. The Chief Executive Officer and the Executive Chairman do not play any role with respect to any matter affecting their own compensation and are not present when the Compensation Committee discusses and formulates their compensation.

The Compensation Committee holds executive sessions consisting only of Compensation Committee members and periodically meets in executive session with the independent compensation consultant retained by the Compensation Committee for advice on executive compensation matters.

The Compensation Committee reviews all the components of compensation in making determinations on the mix, amount, and form of executive compensation. While the Compensation Committee does not use any quantitative formula or rely solely on a multiple for comparing or establishing compensation for executive management, it is mindful of internal pay equity considerations and assesses the relationship of the compensation of each executive to other members of executive management. The Compensation Committee reports its actions to the Board for its review on a regular basis.

Role of the Independent Compensation Consultant

In 2025, the Compensation Committee retained Aon’s Human Capital Solutions practice, a division of AON plc (“Aon”) as its independent Compensation Committee advisor to assist with the design of the Company’s executive compensation program to ensure that it is competitive with market practices, aligns executive pay with performance and reinforces our business strategy to create sustainable value for shareholders in 2025 and beyond.

Aon reports to, and receives its direction from, the Compensation Committee, and a representative of Aon regularly attends Compensation Committee meetings as its independent advisor. Aon assists the Compensation Committee with the executive officer compensation process, including the creation of a compensation peer group for comparing our Named Executive Officers’ compensation to the market and provides advice and information on other executive compensation matters.

In considering Aon’s engagement, the Compensation Committee evaluated Aon’s independence and any conflicts of interest in accordance with applicable SEC rules and NYSE listing requirements. The Compensation Committee requested and received a report from Aon addressing the independence of Aon. The Compensation Committee considered Aon’s fees as a percentage of Aon’s total revenue, other services Aon provided to the Company, Aon’s policies and procedures to prevent conflicts of interest, and the confirmation by Aon that it and its representatives have no business or personal relationship with any member of the Compensation Committee, do not own any stock of the Company, and have no business or personal relationship with any executive officer of the Company. The Compensation Committee concluded that Aon is independent of the Compensation Committee and of Company management and has no conflicts of interest in its performance of services to the Compensation Committee. The decisions to retain Aon to perform services for the other independent board committees and management were made by the relevant committee and management, respectively.
Compensation Practices

Our principal measures of success in achieving our financial goals and strategic business objectives are total shareholder return, net income, asset quality, efficiency ratio, return on average equity, loan growth, deposit growth and fee income. The variable, performance-based elements of our executive compensation program are designed to reward our executive officers based on our overall performance in achieving defined performance goals relative to these measures.

Through our executive compensation program, we seek to provide:

•Base salaries at levels that will attract, motivate and permit us to retain qualified executives;

•Compensation that differentiates pay on the basis of performance;

•Incentive compensation opportunities that will motivate executive officers to achieve both our short-term and long-term business objectives and that will provide compensation commensurate with our performance achievements; and

•Total compensation that is competitive with that of comparable financial institutions within the context of our performance.

Components of the 2025 Compensation Program

The Compensation Committee has structured our executive compensation program to ensure that our Named Executive Officers are compensated in a manner consistent with shareholder interests, competitive pay practices, and applicable requirements of regulatory bodies.

Our executive compensation program consists of the following key components:

Component	Description	Purpose
Base Salary	Fixed cash compensation based on each executive officer’s role, individual skills, experience, performance, and positioning relative to market and internal equity	Provides a foundational element of compensation that is relatively secure and that reflects the skills and experience that an executive brings to us; we seek to pay base salaries that are competitive with those paid to executive officers in comparable positions at comparable financial institutions
Short-Term Incentive Compensation: Annual Cash Bonus	Variable cash compensation based on the level of achievement of pre-defined financial performance targets	Designed to align our executive officers in achieving short-term financial goals and operational objectives; payout levels are generally determined based on actual financial results and the degree of achievement of Company and individual performance and reward exceptional individual performance
Long-Term Incentive Compensation: Equity-Based Compensation	Variable equity element that provides an emphasis on long-term performance goals, stock price performance, ongoing improvement, and continuity of performance; awards may include stock options, performance shares, or restricted stock earned based on achievement of pre-defined corporate performance objectives or time-based vesting	Designed to motivate and reward executives to achieve long-term performance goals tied to strategic initiatives and to deliver sustained stock price performance to deliver long-term value to shareholders, as well as to attract and retain executive officers for the long-term

The Company also offers its executive officers employee benefits that are available to employees generally. These benefits include a 401(k) plan, life insurance, health and other benefits which are intended to provide reasonable levels of security with respect to retirement, medical, death and disability protection, as well as paid time off. Executive officers are also provided with certain limited perquisites that are intended to supplement the other elements of compensation and facilitate the attraction, motivation, and retention of executive officers of the caliber the Compensation Committee believes are necessary to remain competitive. See “Long-Term Equity Incentive Compensation - Retirement Benefit” and “— Executive Benefits”.

The Compensation Committee does not have any formal policies for allocating compensation among salary, annual cash incentive awards and long-term incentive equity grants, short- and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee exercises judgment to establish a total compensation program for each Named Executive Officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that the Compensation Committee believes is appropriate to achieve the goals of our executive compensation program and our corporate goals and objectives. In setting the elements of compensation, the Compensation Committee considers prior compensation paid and amounts realizable from prior stock-based awards, as well as other benefits provided by the Company. The allocation of compensation across each of the elements of our executive compensation program is based on the following considerations:

•The need to provide a level of basic compensation (e.g., base salary and employee benefits) necessary to enable us to attract and retain high-quality executives, regardless of external business conditions;

•The goal of providing a mix of short-term and long-term compensation opportunities through performance-based and variable-compensation vehicles;

•The goal of reflecting reasonable compensation practices of comparable financial institutions within the context of our performance achievements; and

•The desire to align our executives’ and our shareholders’ interests through the use of equity-based compensation vehicles that are tied to our performance.

Consistent with the Compensation Committee’s pay-for-performance philosophy, a meaningful majority of annual target total compensation is variable, at-risk pay. The Compensation Committee considers compensation to be “at-risk” if it is subject to operating performance or if its value depends on our stock price.

While the Compensation Committee considers target percentages of total compensation for base salary, annual incentive compensation, long-term equity incentive compensation, benefits and perquisites of comparable positions at peer group companies when determining the total compensation for our Named Executives Officers, the Compensation Committee takes into account a variety of factors when establishing the amounts and the compensation paid to each of its Named Executive Officers.

2025 Target Pay Mix

The Compensation Committee uses the variable compensation elements of our executive compensation program (i.e., annual incentive compensation and long-term equity incentive compensation) to encourage performance that furthers our business objectives and goals and to appropriately reward executives who meet those goals. While increases to annual base salaries also take individual and our overall performance into consideration, they are not predicated solely on performance achievements and are not subject to the same degree of variability as the performance-based incentives. The variable elements of compensation are intended to align the interests of our Named Executive Officers with shareholder interests by focusing the executives’ attention on key measures of performance that we believe drive shareholder return or directly reflect our stock price performance.

The target pay mix supports the core principles of our executive compensation philosophy and objectives of compensating for performance and aligning executive officers’ interests with those of shareholders, by emphasizing both annual and long-term incentives. The table below illustrates the mix of fixed, target annual cash incentive, and target long-term equity incentive compensation we provided to our CEO and the average of the other Named Executive Officers for 2025. As illustrated below, the majority of our Chief Executive Officer’s and our other Named Executive Officers’ total direct compensation opportunity is variable and “at-risk” compensation.

	CEO				Other NEO Average
	Fixed	Variable	Long Term	Short Term	Fixed	Variable	Long Term	Short Term
Base salary	28%	—	—	28%	40%	—	—	40%
Annual bonus	—	28%	—	28%	—	23%	—	23%
PSAs	—	27%	27%	—	—	19%	19%	—
RSAs	—	14%	14%	—	—	14%	14%	—
Other	—	3%	—	3%	—	4%	—	4%
Total	28%	72%	41%	59%	40%	60%	33%	67%

Peer Group Data

The Compensation Committee believes that obtaining relevant market and peer group data is very important to making determinations about executive officer compensation. Such information provides a reference point for making decisions.

The Compensation Committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of other comparable peer companies, as derived from public filings and other sources, like reports from its independent compensation advisor, when making decisions about the structure and component mix of our executive compensation program. The Compensation Committee also considers the practices of the Company’s competitors and the broader financial services industry for recruiting and retaining talent. The Compensation Committee reviews the compensation of our Named Executive Officers relative to the compensation paid to similarly situated executives at public financial institutions representative of the competitive marketplace for executive talent. The Compensation Committee does not benchmark the compensation of the Named Executive Officers to a certain percentage or range of compensation within its peer group, but rather believes that the compensation paid to similarly situated executives should be a point of reference for measurement and not the determinative factor for the Named Executive Officers’ compensation.

Because the comparative compensation information is just one of the analytical tools that are used in setting Named Executive Officer compensation, the Compensation Committee has discretion in determining the nature and extent of its use. Further, given the limitations associated with comparative pay information for setting individual executive compensation, including the difficulty of assessing and comparing wealth accumulation through equity gains and post-employment amounts, the Compensation Committee may elect not to use the comparative compensation information at all in the course of making compensation decisions.

In August 2024, the Compensation Committee conducted a peer group analysis, with the assistance of its independent compensation consultant, Aon, to determine the compensation peer group for the Company. The peer group is updated periodically by the Compensation Committee, based on a process that includes recommendations from internal sources and the committee’s independent compensation consultant, to reflect the companies against which the Company competes for executive talent. The peer group was defined as public bank holding companies operating within the United States with the following criteria:

•Total assets between $7 billion and $22 billion;

•Commercial loans at least 50% of total loan portfolio; and

•Located in the Southwest, Southeast, Midwest or Mountain Pacific regions and not in a top three Metropolitan Statistical area.

The Company’s peer group for assessing 2025 compensation consisted of the following companies:

•1st Source Corporation	•International Bancshares Corporation
•Amerant Bancorp Inc.	•National Bank Holdings Corporation
•Banner Corporation	•Origin Bancorp, Inc
•Business First Bancshares, Inc.	•Renasant Corporation
•CVB Financial Corp.	•Seacoast Banking Corporation of Florida
•Enterprise Financial Services Corp.	•ServisFirst Bancshares, Inc.
•FB Financial Corporation	•Southside Bancshares Inc.
•First Bancorp (FBNC)	•TriCo Bancshares
•First Busey Corporation	•Trustmark Corporation
•First Foundation, Inc.	•Veritex Holdings Inc.
•FirstSun Capital Bancorp

The Compensation Committee determined to delete the following companies from its peer group for 2025: BancFirst Corporate, Berkshire Hills Bancorp, First Financial Bankshares, Inc., Independent Bank Group, Inc. and Sandy Spring Bancorp, Inc. These companies were removed from the peer group because they were either acquired or no longer met the peer group selection criteria. The following companies were added to the peer group for 2025: Banner Corporation, Business First Bancshares, First Bancorp (FBNC), First Foundation Inc., FirstSun Capital Bancorp and Trico Bancshares as the Compensation Committee determined that these companies were more comparable to the Company and met the criteria listed above.

2025 Compensation Program

In determining executive compensation, the Compensation Committee focuses both on the mix of individual components that make up each executive’s total compensation as well as the amount of total compensation itself. Each of the components of compensation is discussed in more detail below.

Base Salary

The base salaries of our Named Executive Officers are reviewed and set by the Compensation Committee as part of the performance review process, as well as upon the promotion of an executive officer to a new position or other change in job responsibility. In establishing base salaries for our Named Executive Officers, the Compensation Committee has relied on external market data obtained from outside sources, including the Company’s independent compensation consultant. In addition to considering the information obtained from such sources, the Compensation Committee has considered:

•Each Named Executive Officer’s tenure, relevant experience and scope of responsibility;

•The types and amount of the elements of compensation to be paid to each Named Executive Officer;

•Our overall financial performance and performance with respect to other aspects to our operations, such as our growth, asset quality, profitability and other matters, including the status of our relationship with regulatory agencies; and

•Each Named Executive Officer’s individual performance and contributions to our company-wide performance, including leadership, teamwork and community service.

Base salaries for our Named Executive Officers for the years shown are set forth in the table below:

Name	2024 Base Salary	2025 Base Salary	Increase Percentage
Robert R. Franklin Jr.	$785,000	$824,250	5.0%
Paul P. Egge	509,850	525,146	3.0%
Steven F. Retzloff	566,500	589,160	4.0%
Ramon A. Vitulli, III	584,010	601,530	3.0%
Justin M. Long	427,450	440,274	3.0%

Annual Bonuses

Annual incentive bonuses are intended to recognize and reward those Named Executive Officers who contribute meaningfully to our performance for the year. Generally, these annual incentive bonuses are paid in cash in the first quarter of the year following the year in which the bonus was earned.

The 2025 cash incentive bonuses paid by the Company to the Named Executive Officers were comprised of a bonus under the Stellar Annual Incentive Plan (the “AIP”).

Annual Incentive Plan. The AIP is designed to motivate and reward eligible employees by making a portion of their cash compensation dependent on the achievement of certain organizational performance metrics. All officers of the Company and the Bank participate in the AIP. The AIP provides for cash incentive awards determined pursuant to a formulaic plan based on achievement of pre-defined financial performance targets for the applicable year. Under the AIP, each of the Named Executive Officers is eligible for a target cash incentive set at a specified percentage of his or her then-current base salary.

The performance metrics and the allocation of the total eligible cash incentive amount for each metric are set annually by the Compensation Committee. In determining the amount of the annual cash incentive for 2025, a minimum, target and maximum performance level was established with respect to three performance metrics. These performance metrics consisted of pre-tax pre-provision return on average assets, return on average tangible common equity, and the ratio of net charge-offs to average loans, each subject to adjustment to exclude gains and losses, M&A expenses and other non-recurring items approved by the Compensation Committee; however, 2025 purchase accounting accretion and CDI amortization were not excluded. Certain of these metrics, as adjusted, represent non-GAAP financial measures which include adjustments for certain non-recurring items such as gains and losses and other non-recurring items which can vary. See “Annex I” at the end of the Compensation and Analysis section to this Amendment for a reconciliation of these metrics to the most directly comparable GAAP metric.

•A specific percentage weight of the total eligible cash incentive is allocated to each of the following performance metrics as set forth in the table below: Return on average tangible common equity (“ROATCE”) is highly correlated with earnings per share and is considered to be well aligned with overall Company performance inclusive of the provision for loan losses which is driven by both growth and asset quality.

•The pre-tax pre-provision return on average assets (“PTPP ROAA”) reflects a widely used measure of core earnings dependent in part on both effectively producing and managing the balance sheet in terms of the optimization of both loan and deposit growth as well as achieving an efficiency ratio required to drive core operating performance.

•The ratio of annual net charge-offs to average loans (“NCO/Avg. Loans”) effectively measures prior period performance, both of which we believe to be important to the evaluation of Company performance.

When the Company’s performance reaches the minimum payout level with respect to a particular performance metric, the Named Executive Officer will receive a cash payment based on the weight of the performance metric, achievement of such performance metric and the amount of the individual’s target bonus opportunity.

Performance Metric	Weight	Minimum (0%)	Target (100%)	Maximum (150%)	Actual Results
ROATCE	50%	7.00%	11.25% to 12.50%	14.00%	11.56%
PTPP ROAA	30%	1.10%	1.35% to 1.50%	1.65%	1.31%
NCO/Avg. Loans (Bp)	20%	35	20 to 15	5	5

If Stellar’s performance is less than or equal to the minimum level with respect to a particular performance metric, no incentive compensation is payable for that particular performance metric. Payouts are interpolated on a straight-line basis for achievement for a particular performance metric above the minimum level to the targeted range from 0% to 100%. For achievement for a particular performance metric between the targeted range and maximum level, payouts are interpolated on a straight-line basis between 100% and 150%. In setting the 2025 target performance level for ROATCE and PTPP ROAA below the 2024 actual results, the Compensation Committee considered economic conditions impacting the financial services industry, including an anticipated challenging interest rate environment and an anticipated increase in credit costs which resulted in lower budget expectations for 2025 as compared to 2024 actual results.

For 2025, the cash incentive earned by each Named Executive Officer was 105.20% of the target cash incentive for such Named Executive Officer. The amounts shown in the 2025 AIP Bonus column reflect the amounts paid to the Named Executive Officers under the AIP Plan based on 2025 performance.

Name	Target as % of Base Salary	AIP 2025 Target Bonus Opportunity		2025 AIP Bonus Paid at 105.20% of Target
Robert R. Franklin Jr.	95%	$783,038	$—	$823,755
Paul P. Egge	55%	288,830		303,849
Steven F. Retzloff	50%	294,580		309,898
Ramon A. Vitulli, III	60%	360,918		379,686
Justin M. Long	50%	220,137		231,584

Long-Term Equity Incentive Compensation

Long-term incentive compensation is another important part of our executive compensation program and provides equity-based awards to reward performance in executive roles and to align more closely the interests of our executives with those of our shareholders. It is a variable equity element that provides an emphasis on long-term performance goals, common stock price performance, ongoing improvement and continuity of performance. Under the relevant shareholders approved plans, the Compensation Committee may grant non-qualified stock options, incentive stock options, performance shares, restricted stock and restricted stock units. The Compensation Committee’s approach has been to provide annual awards of long-term equity incentive compensation to our executives and other employees through grants of restricted stock and performance shares.

The Compensation Committee believes the level of long-term equity incentive compensation should reflect the competitive employment market and the relative internal responsibilities of each executive’s position. The Compensation Committee considers long-term incentive compensation for executive officers at comparable financial institutions within the context of the competitive market data.

2025 Annual Long-Term Incentive Awards

In March 2025, the Compensation Committee approved the grant of time-based RSAs and performance share unit awards (“PSUs”) to each of our Named Executive Officers, which were granted on March 1, 2025, as set forth in the table below. For Messrs. Franklin and Retzloff, 60% of the value of their respective 2025 annual long-term incentive award was granted in the form of performance shares, and the remaining 40% in the form of time-based restricted stock. For our other Named Executive Officers, 50% of their 2025 annual long-term incentive awards were granted in the form of performance shares and 50% in the form of time-based restricted stock.

Name	Restricted Stock Shares	Target Value of Restricted Stock Award (1)	Performance Share Units (Target Number) (2)	Target Value of Performance Shares (1)
Robert R. Franklin Jr.	14,266	$414,998	29,552	$853,757
Paul P. Egge	5,908	171,864	8,202	238,596
Steven F. Retzloff	6,934	201,710	14,401	418,925
Ramon A. Vitulli, III	7,808	227,135	10,840	315,336
Justin M. Long	4,572	132,999	6,347	184,634

(1)The Compensation Committee approved target value of the RSAs and PSUs with the number of shares of the Company’s common stock subject to the respective awards determined based on the average closing price of the Company’s common stock over the ten-trading day period ending at the close of the second trading day prior to the grant date.
(2)Each PSU represents the contractual right to receive one (1) share of common stock upon vesting.

The time-based RSAs ratably vest over a three-year period on each one-year anniversary of the date of grant.

PSUs are earned between 0% and 200% of the target number of PSUs based on the Company’s total shareholder return relative to the total shareholder return of each component company of the S&P U.S. SmallCap Bank Index (the “PSU Peer Group

Members”) over the three-year performance period from January 1, 2024 through December 31, 2026, and earned PSUs units (if any) cliff-vest at the end of the three-year performance period (i.e. on December 31, 2026), provided the officer is still employed. The performance conditions applicable to the PSUs are as follows:

Performance Metrics	0%	100%	200%
Stellar’s TSR for the Performance Period Relative to PSU Peer Group Members	Below 20th percentile (Threshold)	At or above 45th percentile and equal to below 55th percentile (Target)	At or above 75th percentile (Maximum)

Straight-line interpolation is applied to determine number of earned PSUs if performance is achieved between threshold and target, or between target and maximum.

Executive Benefits

We provide our executive officers with benefits in amounts that we believe are reasonable, competitive and consistent with our executive compensation program. We believe such benefits help us to attract, motivate and retain executive officers of the caliber we believe necessary to remain competitive. We offer group life, disability, medical, dental and vision insurance to all of our employees, including our Named Executive Officers. We also maintain retirement benefit programs that are discussed in detail below in the section entitled “Retirement Benefit”. We also provide our executive officers with only limited perquisites in amounts that we believe help us attract and retain highly qualified executives. For certain executives, including the Named Executive Officers, we provide life insurance benefits, a company automobile or an automobile allowance, reimbursement of country club dues and a monthly cellular phone allowance.

Retirement Benefit

We offer all employees, including our Named Executive Officers, the ability to participate in a 401(k) plan that is intended to provide payments to our eligible employees, upon their resignation or retirement. We make an annual matching contribution of up to 6% of eligible compensation for participants in the 401(k) Plan.
Employment Agreement

Stellar Bank has an employment agreement with Robert R. Franklin, Jr., its Chief Executive Officer, which became effective October 1, 2022, which was the effective date of the merger of Allegiance Bancshares, Inc. and CBTX, Inc. The Compensation Committee believes that the employment agreement with Mr. Franklin fosters the retention and succession planning goals of the Company, provides for competitive terms and conditions of employment for our Chief Executive Officer, and protects the business with restrictive covenants, such as non-competition, non-solicitation and confidentiality provisions. The employment agreement also provides for severance pay in the event of the involuntary termination of Mr. Franklin’s employment without cause (or, where applicable, termination for good reason), which allows Mr. Franklin to remain focused on the Company’s interests and, where applicable, serves as consideration for the restrictive covenants in such employment agreement. The keys terms of the employment agreement with Mr. Franklin are summarized as follows:

Term	October 1, 2022 through October 1, 2025, subject to successive one-year renewals unless either party gives the other notice of non- renewal at least 60 days before the expiration of the then-applicable term.

Base Salary	645,000 per year (minimum)

Target Annual Bonus Opportunity	85% of base salary (minimum)

Target Annual Equity Award	125% of base salary

Severance (upon termination without “cause”, resignation for “good reason”, disability or non-renewal)	A lump sum cash amount equal to the greater of $1.5 million or two times Mr. Franklin’s base salary.

Payment of the incentive bonus, if any, that Mr. Franklin would have earned for the calendar year in which the date of termination of his employment occurs based on achievement of the applicable performance goals for such year at target, prorated based on Mr. Franklin’s termination date.

A lump sum payment in cash in an amount equal to eighteen months of the full monthly COBRA cost of premiums; and Mr. Franklin will be deemed to have satisfied all service-based vesting conditions with respect to (a) the equity awards granted to him on October 21, 2022, and (b) any unvested and outstanding equity awards on his termination date that were granted more than one year before his termination date.

Mr. Franklin’s vested performance-based equity awards (including any such performance-based equity awards that vest in connection with Mr. Franklin’s termination) will remain outstanding and will be earned or forfeited by Mr. Franklin based on actual performance through the end of the applicable performance period.

Severance (upon termination without “cause”; resignation for “good reason”; disability or non-renewal)(continued)	The foregoing severance benefits are subject to Mr. Franklin’s execution of a separation and release agreement in a customary form prescribed by Stellar and Mr. Franklin’s compliance with the restrictive covenants of the Franklin employment agreement.

If Mr. Franklin’s termination of employment entitles him to severance payments and benefits under the Stellar Bancorp, Inc. Change of Control Severance Plan, then any severance payments or benefits payable under the Stellar Bancorp, Inc. Change of Control Severance Plan will be reduced by the amounts payable as severance under the Franklin employment agreement.

Non-competition	For the term of his employment and for two years thereafter, Mr. Franklin is subject to a non-competition restrictive covenant that applies within a fifty (50) mile radius of any Stellar bank office, branch, loan production office, or deposit production office that existed at any time during the noncompete period or exists as of the date of Mr. Franklin’s termination of employment.

Non-solicitation	Mr. Franklin is subject to a customer non-solicitation agreement and an employee non-solicitation agreement that runs during the term of his employment and for two years thereafter

Confidentiality	Perpetual

Currently, none of the Company’s other Named Executive Officers is a party to an employment agreement with the Company or any of its subsidiaries that does not go into effect at the time of the merger of the Company with Prosperity Bancshares, Inc.

Other Compensation Policies and Practices

Stellar Bancorp, Inc. Change in Control Severance Plan

The Stellar Bancorp, Inc. Change in Control Severance Plan promotes retention of qualified employees, a stable work environment, and provides economic security to eligible employees, including each of our Named Executive Officers, in the event of certain terminations of employment in connection with a change in control. We believe that it is in the best interest of our shareholders to encourage these employees to remain with the Company up to and through the consummation of such strategic acquisition in order to ensure a stable management team through the consummation of such transaction. If an involuntary termination of employment (other than for death, disability or “cause”) or a resignation by the eligible employee for “good reason” occurs three months prior to the consummation of a change in control or within 18 months following such change in control, the Named Executive Officer will be entitled to (a) a payment equal to a multiple (the “severance multiple”) of the sum of (i) the Named Executive Officer’s annual base salary and (ii) the Named Executive Officer’s target bonus, (b) a payment equal to a pro-rata portion of the Named Executive Officer’s target bonus for the year in which the termination occurs, and (c) a payment equal to 18 times the Company’s monthly contribution to the cost of medical, dental and vision coverage for the Named Executive Officer and his or her dependents. The Named Executive Officer will also be entitled to outplacement services not to exceed $25,000. Mr. Franklin’s severance multiple under the plan is 3.0. Messrs. Retzloff, Egge, Vitulli and Long also participate in the plan, each with a 2.0 severance multiple.

Stellar Bank Severance Plan

Under the Stellar Bank Severance Plan, the Named Executive Officers will generally receive the following cash severance benefits upon termination of employment with Stellar Bank as a result of the elimination of the Named Executive Officer’s position and a comparable position with Stellar Bank is not offered: (a) lump sum payment equal to four weeks of base salary for each completed year of service, with a minimum of 26 weeks of base salary and a maximum of 52 weeks of base salary; and (b) lump sum payment equal to the employer-paid employer portion of the premium cost for medical, dental and vision coverage and flexible spending programs for a period of four weeks for each completed year of service, with a minimum of 26 weeks and maximum of 52 weeks.

Clawback Policy

Consistent with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), SEC Rule 10D-1 and the related NYSE listing standard, we adopted a Compensation Recovery Policy, effective October 2, 2023 (the “Executive Officer Clawback Policy”), which applies to each of our Named Executive Officers, as well as other current and former executive officers (each, a “Covered Executive”). The Executive Officer Clawback Policy requires that we recoup from each Covered Executive all “erroneously awarded compensation” in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. “Erroneously awarded compensation” generally means the excess of the amount of incentive-based compensation actually received by the Covered Executive over the amount of incentive-based compensation that the Covered Executive would have received had our financial reporting been correct in the first instance.

Stock Ownership Guidelines and Post-Vest Holding Requirements

In February 2025, on the recommendation of the Corporate Governance and Nominating Committee, the Board adopted stock ownership guidelines for the Company’s non-employee directors and its Named Executive Officers and other executive officers, to align their interests and objectives with those of our shareholders. The table below reflects the minimum ownership value for the Company’s non-employee directors and its Named Executive Officers as a multiple of their respective base retainers or salaries, as applicable. Accumulation of the amount of stock required under the ownership guidelines is generally required within five years of the date such person becomes subject to the guidelines.

Position	Minimum Ownership Level
Chief Executive Officer	5x base salary
Non-employee Directors	5x cash retainer
All Other Executive Officers	2x base salary

In addition, pursuant to the recommendation of the Corporate Governance and Nominating Committee and the Compensation Committee, in February 2025, the Board amended our Corporate Governance Guidelines and adopted a Post-Vest Holding Policy which requires the Named Executive Officers and other executive officers of the Company to hold shares that vest pursuant to equity grants made in 2025 and beyond under the Company’s long-term incentive plan for a period of one year following the vesting date of such shares. The Board adopted this policy to more closely align the interests of the Company’s executive officers with those of our shareholders.

Risk Management Considerations

The Compensation Committee reviews the risks and rewards associated with our compensation program. The Compensation Committee designed our compensation program with features that mitigate risk without diminishing the incentive nature of the compensation. The Compensation Committee believes that our compensation program encourages and rewards prudent business judgment and appropriate risk-taking over the long term. We believe our incentive compensation plans and policies include terms designed to mitigate any potential material risks created by the performance-based metrics used in the incentive compensation plans. Together, the features of our executive compensation program are intended to:

•Ensure that our compensation opportunities do not encourage excessive risk taking; and

•Focus our executive officers on managing the Company towards creating long-term, sustainable value for our shareholders.

In October 2025, the Compensation Committee performed a risk assessment of the Company’s 2025 incentive compensation program to evaluate whether any of the Company’s plans, plan design or processes of determining compensation of the executive officers and other employees encourage unnecessary or excessive risk taking. The Compensation Committee was satisfied that the Company’s 2025 executive compensation program does not promote excessive risk-taking behavior by executive officers of the Company or increase risk to the Company. Thus, the Compensation Committee concluded that the 2025 incentive compensation program is not reasonably likely to have a material adverse effect on the Company.

Accounting Considerations

The Company follows Financial Accounting Standards Board ASC Topic 718 for our stock-based compensation awards. In accordance with ASC Topic 718, stock-based compensation cost is measured at the grant date, or with respect to performance-based awards, the service inception date, based on the estimated fair value of the awards using a variety of assumptions. This calculation is performed for accounting purposes and, as applicable, reported in the compensation tables, even though recipients may never realize any value from their awards. The Company records this expense on an ongoing basis over the requisite employee service period. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Company's Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company's Compensation Committee or (3) a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2024, (b) was formerly an officer or employee of the Company or any of its subsidiaries or (c) had any relationship that required disclosure under the section titled “Certain Relationships and Related Person Transactions.” During the year ended December 31, 2025, the members of our Compensation Committee were Laura D. Bellows, Jon-Al Duplantier, Fred S. Robertson and John E. Williams, Jr.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with the management of the Company. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:
Fred S. Robertson (Chairperson)
Laura D. Bellows
Jon-Al Duplantier
John E. Williams, Jr.

The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ANNEX I

Stellar Bancorp, Inc.
GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures
(Unaudited)

The Company’s management uses certain non-GAAP (generally accepted accounting principles) financial measures to evaluate its performance. Stellar believes that these non-GAAP financial measures provide meaningful supplemental information regarding its performance and that management and investors benefit from referring to these non-GAAP financial measures in assessing the Company’s performance and when planning, forecasting, analyzing and comparing past, present and future periods. This document includes non-GAAP financial measures including pre-tax pre-provision ROAA, tangible book value per share and return on average tangible equity. These non-GAAP measures should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which the Company calculates the non-GAAP financial measures may differ from that of other companies reporting measures with similar names. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures:

	Years Ended December 31,
	2025	2024
	(Dollars and share amounts in thousands, except per share data)

Net Income	$102,872	$115,003
Add: Provision for credit losses	10,158	(2,880)
Add: Provision for income taxes	24,910	29,957
Pre-tax, pre-provision income	$137,940	$142,080
Total average assets	$10,585,120	$10,646,475
Pre-tax, pre-provision return on average assets	1.30%	1.33%
Average shareholders’ equity	$1,623,081	$1,567,461
Less: Average goodwill and core deposit intangibles, net	578,670	601,768
Average tangible shareholders’ equity	$1,044,411	$965,693
Net income	$102,872	$115,003
Add: Core deposit intangibles amortization, net of tax	17,048	19,134
Adjusted net income	$119,920	$134,137
Return on average tangible equity	11.48%	13.89%
Total shareholders' equity	$1,668,654	$1,607,860
Less: Goodwill and core deposit intangibles, net	568,336	589,864
Tangible shareholders' equity	$1,100,318	$1,017,996
Shares outstanding at period end	50,902	53,429
Tangible book value per share	$21.62	$19.05

Summary Compensation Table

The following table sets forth information regarding the compensation paid to each of our Named Executive Officers for the fiscal years indicated. The title shown for each Named Executive Officer reflects his or her position as of the last day of 2025. Except as set forth in the notes to the table, all cash compensation for each of our Named Executive Officers was paid by the Bank.

Name and Position	Year	Salary	Bonus	Stock Awards(1)	Non-equity Incentive Plan Compensation(2)	All Other Compensation		Total
Robert R. Franklin, Jr.	2025	$824,250	$—	$1,187,783	$823,755	$92,898	(3)	$2,928,686
Chief Executive Officer of the Company and Executive Chairman of the Bank	2024	785,000	—	1,088,106	763,151	42,665		2,678,922
	2023	745,000	92,613	1,001,514	527,972	34,133		2,401,232

Paul P. Egge	2025	525,146	—	386,346	303,849	59,838	(3)	1,275,179
Senior Executive Vice President, Chief Financial Officer of the Company and the Bank	2024	509,850	—	360,031	286,961	51,432		1,208,274
	2023	495,000	49,754	321,280	206,353	24,529		1,096,916

Steven F. Retzloff	2025	589,160	—	578,296	309,898	86,246	(3)	1,563,600
Executive Chairman of the Company and Senior Executive Chairman of the Bank	2024	566,500	—	533,957	260,873	43,027		1,404,357
	2023	550,000	36,197	506,324	206,353	17,210		1,316,084

Ramon A. Vitulli, III	2025	601,530	—	510,601	379,686	50,311	(3)	1,542,128
President of the Company and Chief Executive Officer of the Bank	2024	584,010	—	475,864	358,582	39,641		1,458,097
	2023	567,000	49,754	429,359	283,642	7,150		1,336,905
Justin M. Long	2025	440,274	—	298,973	231,584	33,739	(3)	1,004,570
Senior Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank	2024	427,450	—	278,614	218,712	34,058		958,834
	2023	415,000	27,312	714,521	155,703	23,527		1,336,063

_______
(1)The amounts shown in the Stock Awards column do not reflect dollar amounts actually received by the Named Executive Officers. Instead, these amounts represent the aggregate grant date fair value of the RSAs and PSUs granted in 2025 in accordance with ASC Topic 718. The grant date fair value (which is sometimes referred to herein as the “accounting value”) is used to recognize the accounting expense for long-term equity awards. For 2025, the amounts shown include the grant date fair value of the PSUs awarded on March 1, 2025. The grant date fair value of the PSUs was determined by an outside professional valuation consultant to be $26.15 per share and represents the estimate of the most probable aggregate compensation cost to be recognized over the requisite service period determined as of the grant date under ASC Topic 718. If the maximum level of performance is achieved with respect to the PSUs granted on March 1, 2025, the aggregate grant date fair value of such PSUs would be as follows: Robert R. Franklin, Jr. — $1,545,570; Paul P. Egge — $428,965; Steven F. Retzloff — $753,172; Ramon A. Vitulli, III — $566,932; and Justin M. Long — $331,948.

(2)The amounts shown in this column for 2025, 2024 and 2023 reflect the amounts paid to the applicable Named Executive Officers under the Stellar Annual Incentive Plan based on performance in those years.

(3)The amounts shown as “All Other Compensation” for 2025 are comprised of the following:

Name	Matching Contributions to 401 (k)	Health Savings Account Contributions	Automobile Allowance/Reimbursements	Country Club Dues	Dividends on Restricted Stock that Vested in 2025	Split Dollar Life Insurance Policy	Paid Time Off Payout	Total
Robert R. Franklin, Jr.	$21,000	$1,500	$3,564	$—	$60,069	$6,765	$—	$92,898
Paul P. Egge	21,000	1,500	15,000	8,892	13,446	—	—	59,838
Steven F. Retzloff	21,000	2,000	15,000	—	48,246	—	—	86,246
Ramon A. Vitulli, III	5,300	1,500	15,000	11,998	16,513	—	—	50,311
Justin M. Long	21,000	1,500	—	—	11,239	—	—	33,739

Grants of Plan-Based Awards for 2025

The following two tables set forth information relating to grants of plan-based awards to the Named Executive Officers during 2025 and the RSAs and PSUs held by the Named Executive Officers as of December 31, 2025. All non-equity incentive plan awards were made under the Stellar AIP as it was in effect during 2025, and all awards of RSAs and PSUs were made under the 2022 Plan (defined below).

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock(3)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Robert R. Franklin, Jr.
RSA	3/1/2025	$—	$—	$—	—	—	—	14,266	$414,998
PSU	3/1/2025	—	—	—	—	29,552	59,104	—	772,785
Annual Incentive		—	783,038	1,174,556	—	—	—	—	—
Paul P. Egge
RSA	3/1/2025	—	—	—	—	—	—	5,908	171,864
PSU	3/1/2025	—	—	—	—	8,202	16,404	—	214,482
Annual Incentive		—	288,830	433,425	—	—	—	—	—
Steven F. Retzloff
RSA	3/1/2025	—	—	—	—	—	—	6,934	201,710
PSU	3/1/2025	—	—	—	—	14,401	28,802	—	376,586
Annual Incentive		—	294,580	441,870	—	—	—	—	—
Ramon A. Vitulli, III
RSA	3/1/2025	—	—	—	—	—	—	7,808	227,135
PSU	3/1/2025	—	—	—	—	10,840	21,680	—	283,466
Annual Incentive		—	360,918	541,377	—	—	—	—	—
Justin M. Long
RSA	3/1/2025	—	—	—	—	—	—	4,572	132,999
PSU	3/1/2025	—	—	—	—	6,347	12,694	—	165,974
Annual Incentive		—	220,137	330,205	—	—	—	—	—
__________
(1)The Stellar AIP provides a cash payout based on performance. The amounts disclosed in these columns reflect the target and maximum annual cash incentive opportunities for Named Executive Officers for 2025. The amount of the annual cash incentive opportunity depends on the base salary of the Named Executive Officer for the year. Threshold performance results in a 0% payout, target performance results in a payout at 100% of target and the maximum payout is 150% of the target. Linear interpolation is used to determine the applicable payout amount between threshold and target and between target and maximum. For the Named Executive Officers, the actual amounts paid under the Stellar AIP for 2025 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)Amounts disclosed in these columns reflect the potential target and maximum number of shares covered by the PSUs granted on the dates indicated to the applicable Named Executive Officers.

(3)Amounts disclosed in these columns reflect the number of shares covered by RSAs granted to our Named Executive Officers for the dates indicated.

(4)The amounts shown in the column do not reflect dollar amounts actually received by the Named Executive Officers. Instead, these amounts represent the aggregate grant date fair value of the RSAs and PSUs granted in the year indicated computed in accordance with ASC Topic 718. The grant date fair value is used to recognize the accounting expense for long-term equity awards. For 2025, the amounts shown include the grant date fair value of the PSAs awarded on March 1, 2025. The grant date fair value of the PSUs was determined by an outside professional valuation consultant to be $26.15 per share and represents the estimate of the most probable aggregate compensation cost to be recognized over the requisite service period determined as of the grant date under ASC Topic 718 calculated using a Monte-Carlo simulation model. See Note 12 to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 26, 2026, for a discussion of assumptions made by us in determining the aggregate grant date fair value of the RSAs and PSUs.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2025. None of the Named Executive Officers held option awards at December 31, 2025.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested

Robert R. Franklin, Jr.	4,282	(2)	$132,485	—		—
	10,937	(3)	338,391	24,607	(5)	716,802	(5)
	14,266	(4)	441,390	29,552	(6)	874,444	(6)
Paul P. Egge	1,766	(2)	56,640	—		—
	4,617	(3)	142,850	6,925	(5)	201,725	(5)
	5,908	(4)	182,794	8,202	(6)	242,697	(6)
Steven F. Retzloff	2,165	(2)	66,985	—		—
	5,367	(3)	166,055	12,075	(5)	351,745	(5)
	6,934	(4)	214,538	14,401	(6)	426,126	(6)
Ramon A. Vitulli, III	2,360	(2)	73,018	—		—
	6,103	(3)	188,827	9,153	(5)	266,627	(5)
	7,808	(4)	241,580	10,840	(6)	320,756	(6)
Justin M. Long	1,481	(2)	45,822	—		—
	3,573	(3)	110,549	5,359	(5)	156,108	(5)
	4,572	(4)	141,458	6,347	(6)	187,808	(6)
__________________
(1)Based on the closing price of $30.94 per share of the Company’s common stock on December 31, 2025.

(2)Amounts disclosed reflect the number of unvested shares covered by RSAs granted on March 15, 2023. One-third of the shares covered by these RSAs vested on March 15, 2024 and 2025 and one-third will vest on March 15, 2026, generally subject to such Named Executive Officer’s continued service with us on each such vesting date.

(3)Amounts disclosed reflect the number of unvested shares covered by RSAs granted on March 15, 2024. One-third of the shares covered by these RSAs vested on March 15, 2025 and one-third will vest on each of March 15, 2026, and March 15, 2027, generally subject to such Named Executive Officer’s continued service with us on each such vesting date.

(4)Amounts disclosed reflect the number of unvested shares covered by RSAs granted on March 1, 2025. One-third of the shares covered by these RSAs will vest on each of March 1, 2026, March 1, 2027, and March 1, 2028, generally subject to such Named Executive Officer’s continued service with us on each such vesting date.

(5)Amount reflects estimated earned PSUs granted on March 15, 2024 (the “2024 PSUs”) based on performance status as of December 31, 2025 (100% of target). Between 0% and 200% of the target number of shares covered by the PSUs will vest on December 31, 2026, generally subject to the applicable Named Executive Officer’s continued service with us on such date. The number of shares earned will be determined after December 31, 2027, based on our performance relative to pre-established TSR performance metrics, provided that the maximum number of shares will be 200% of the target number if our TSR is at or above 75th percentile, for the period that began January 1, 2024, and ends December 31, 2026, 100% if at or above the 45th percentile and will be 0% if TSR is below the 20th percentile. The December 31, 2025 fair value of the 2024 PSUs was determined by an outside professional valuation consultant to be $29.13 per share and represents the estimate of the most probable aggregate compensation cost to be recognized over the requisite service period determined as of the grant date under ASC Topic 718 calculated using a Monte-Carlo simulation model.

(6)Amount reflects estimated earned PSUs granted on March 1, 2025 (the “2025 PSUs”) based on performance status as of December 31, 2025 (100% of target). Between 0% and 200% of the target number of shares covered by the PSAs will vest on March 31, 2028, generally subject to the applicable Named Executive Officer’s continued service with us on such date. The number of shares earned will be determined after December 31, 2027, based on our performance relative to pre-established TSR performance metrics, provided that the maximum number of shares will be 200% of the target number if our TSR is at or above 75th percentile, for the period that began January 1, 2025, and ends December 31, 2027, 100% if at or above the 45th percentile and will be 0% if TSR is below the 20th percentile. The December 31, 2025 fair value of the 2025 PSUs was determined by an outside professional valuation consultant to be $29.59 per share and represents the estimate of the most probable aggregate compensation cost to be recognized over the requisite service period determined as of the grant date under ASC Topic 718 calculated using a Monte-Carlo simulation model.
Options Exercised and Stock Vested
The following table contains information concerning each vesting of restricted stock and performance share awards during the fiscal year ended December 31, 2025 for the Named Executive Officers.

	Restricted Stock Awards		Performance Share Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting
Robert R. Franklin Jr.	14,170	$402,095	27,855	(2)	$835,650
			6,650	(3)	205,751
Paul P. Egge	10,285	298,935	1,828	(3)	56,558
Steven F. Retzloff	8,618	247,101	23,753	(2)	712,590
			3,362	(3)	104,020
Ramon A. Vitulli, III	12,814	371,652	2,443	(3)	75,586
Justin M. Long	8,976	261,572	1,533	(3)	47,431
________________
(1)Calculated by multiplying the closing price of our common stock on the date of vesting by the number of shares of common stock acquired upon vesting. For each Named Executive Officer, the restricted stock awards amount reported is the aggregate of shares vesting from multiple grants.

(2)Amount reflects earned PSAs granted in 2022 (the “2022 PSAs”). The performance shares granted in 2022 had a three-year vesting period that ended on October 1, 2025. The number of shares earned with respect to the 2022 PSAs was determined based on the Company’s TSR relative to the TSR of the PSA Peer Group Members, the Company’s ROATCE relative to the ROATCE of each of the companies comprising the PSA Peer Group Members and the Company’s efficiency ratio relative to the PSA Peer Group Members. For the performance period, the Company’s TSR was 4.61%, compared to (13.09%) for the PSA Peer Group, the Company’s ROATCE was 15.47%, representing 76.50% percentile performance among PSA Peer Group Members and the Company’s efficiency ratio was 57.33%, representing 67.30% percentile performance among the PSA Peer Group Members. The resulting payout was 210.0% of the target number of performance shares granted in 2022.

(3)Amount reflects earned PSAs granted in 2023 (the “2023 PSAs”). The performance shares granted in 2023 had a two-year performance period that ended on December 31, 2025 and the shares earned vested on December 31, 2025. The number of shares earned with respect to the 2023 PSAs was determined based on the Company’s relative TSR percentile ranking against the PSA Peer Group Members. For the performance period, the Company’s TSR was 5.08%, which ranked at the 29th percentile of the PSA Peer Group members, resulting in a payout of 34.5% of the target number of performance shares granted in 2023.

Potential Payments upon Termination or Change of Control

Upon termination of a Named Executive Officer’s employment with the Company, or upon a change in control, the Company maintains certain arrangements, plans and programs pursuant to which Named Executive Officers are eligible to receive cash severance, equity vesting and other benefits.

Treatment of Equity Awards upon Termination of Employment

Restricted Stock Awards. Unless otherwise provided for by an employment agreement, the RSAs granted to our Named Executive Officers will be forfeited upon termination of employment for any reason; provided, however, that the Named Executive Officers will receive prorated vesting upon their termination due to death or disability.

Performance Share Awards. Unless otherwise provided for by an employment agreement, under the terms of the PSU award agreement, upon termination of a Named Executive Officer’s employment as a result of termination by the Company any unvested PSAs are forfeited.

Treatment of Equity Awards upon a Change in Control

Restricted Stock Awards. The RSAs granted to our Named Executive Officers provide for full acceleration of vesting upon a change in control (as defined in the 2022 Plan).

Performance Share Awards. Under the terms of the PSUs, in the event that the Company experiences a change of control (as defined in the 2022 Plan), then the Compensation Committee will determine and approve the Company’s performance with respect to the performance vesting conditions no later than three business days before the date on which such change of control occurs. Provided that the recipient remains a service provider (as defined in the 2022 Plan) from the grant date to the date of the change of control, he or she will be deemed to have earned and vested, effective as of immediately prior to the change of control, the number of PSUs determined based on the Company’s performance (as determined by the Compensation Committee in its sole discretion). All unearned PSUs will be automatically forfeited to and reacquired by the Company without consideration immediately upon the change of control.

Stellar Bancorp, Inc. Change in Control Severance Plan.

As described above in the CD&A, in connection with the Merger, the Board approved the Stellar Bancorp, Inc. Change in Control Severance Plan which is applicable to the Named Executive Officers. If an involuntary termination of a Named Executive Officer’s employment (other than for death, disability or “cause” (as defined in the Plan)) or a resignation by the eligible employee for “good reason” (as defined in the Change in Control Severance Plan) occurs during the period, commencing three months prior to the consummation of a change in control and ending 18 months following such change in control (each a “Qualifying Termination”), the Named Executive Officer will be entitled to (a) a payment equal to two times the sum of (i) the Named Executive Officer’s annual base salary and (ii) the Named Executive Officer’s target bonus, (b) a payment equal to the Named Executive Officer’s pro-rata annual bonus for the year in which the termination occurs, and (c) a payment equal to 18 times the Company’s monthly contribution to the cost of medical, dental and vision coverage for the Named Executive Officer and his or her dependents. The Named Executive Officer will also be entitled to outplacement services not to exceed $25,000.

Any severance benefits payable under the Change in Control Severance Plan will be reduced by any severance benefits to which the Named Executive Officer would otherwise be entitled under any general severance policy or severance plan maintained by the Company or its subsidiaries. The Change in Control Severance Plan also contains a 12-month non-solicitation covenant applicable to any Named Executive Officer who receives benefits under the Plan.

If the payments or benefits to be paid to a Named Executive Officer under the Change in Control Severance Plan or any other arrangement would trigger the excise tax imposed on “excess parachute payments,” the Named Executive Officer’s payments and benefits will be reduced to the maximum amount that does not trigger the excise tax unless the Named Executive Officer would be better off (on an after-tax basis) if he or she received all payments and benefits and paid all excise and income taxes. All of our Named Executive Officers participate in the Change in Control Severance Plan.

The table below sets forth for each of the Named Executive Officers the amount of the severance payments and benefits and the accelerated vesting of equity awards that the Named Executive Officer would have been entitled to upon various change in control and termination of employment events as described above, assuming that a change in control and/or termination of employment occurred on December 31, 2025.

Name	Compensation Component	Change in Control		Involuntary Termination in Connection with a Change in Control		Involuntary Termination without a Change in Control		Retirement		Death or Disability
Robert R. Franklin, Jr.	Cash Severance	$—		$4,821,863	(1)	$1,648,500	(2)	$—		$1,648,500	(2)
	Long Term Incentives	2,587,945	(3)	2,587,945	(4)	1,232,216	(5)	—		2,587,945	(5)
	Non-Equity Incentive Plan Compensation	—		783,038	(6)	783,038	(6)	783,038	(6)	783,038	(6)
	Benefits and Perquisites	—		44,320	(8)	44,320	(2)	—		44,320	(8)
	Outplacement Services	—		25,000	(12)	—		—		—
	Total	$2,587,945		$8,262,166		$3,708,074		$783,038		$5,063,803

Paul P. Egge	Cash Severance	$—		$1,627,951	(1)	$424,156	(9)	$—		$—
	Long Term Incentives	848,313	(3)	848,313	(4)	—		—		506,781	(11)
	Non-Equity Incentive Plan Compensation	—		288,830	(7)	—		288,830	(7)	288,830	(7)
	Benefits and Perquisites	—		45,464	(8)	26,521	(10)	—		—
	Outplacement Services	—		25,000	(12)	—		—		—
	Total	$848,313		$2,835,558		$450,677		$288,830		795,611

Steven F. Retzloff	Cash Severance	$—		$1,708,564	(1)	$611,820	(9)	$—		$—
	Long Term Incentives	1,266,745	(3)	1,266,745	(4)	—		—		748,173	(11)
	Non-Equity Incentive Plan Compensation	—		265,122	(7)	—		265,122	(7)	265,122	(7)
	Benefits and Perquisites	—		33,055	(8)	24,791	(10)	—		—
	Outplacement Services	—		25,000	(12)	—		—		—
	Total	$1,266,745		$3,298,486		$636,611		$265,122		$1,013,295

Ramon A. Vitulli, III	Cash Severance	$—		$1,924,897	(1)	$624,666	(9)	$—		$—
	Long Term Incentives	1,122,008	(3)	1,122,008	(4)	—		—		671,399	(11)
	Non-Equity Incentive Plan Compensation	—		360,918	(7)	—		360,918	(7)	360,918	(7)
	Benefits and Perquisites	—		45,464	(8)	34,098	(10)	—		—
	Outplacement Services	—		25,000	(12)	—		—		—
	Total	$1,122,008		$3,478,287		$658,764		$360,918		$1,032,317

Justin M. Long	Cash Severance	$—		$1,320,821	(1)	$254,004	(9)	$—		$—
	Long Term Incentives	660,012	(3)	660,012	(4)	—		—		399,146	(11)
	Non-Equity Incentive Plan Compensation	—		220,137	(7)	—		220,137	(7)	220,137	(7)
	Benefits and Perquisites	—		37,046	(8)	15,436	(10)	—		—
	Outplacement	—		25,000	(12)	—		—		—
	Total	$660,012		$2,263,016		$269,440		$220,137		$619,283
________
(1)Under the Company’s Change in Control Severance Plan, amount is equal to two times (three times in the case of Mr. Franklin) the sum of the base salary in effect immediately prior to the termination plus the target annual incentive bonus.

(2)Under his employment agreement, if Mr. Franklin is involuntarily terminated without “cause,” he resigns for “good reason”, or his employment terminates due to his death or disability, he is entitled to receive (a) cash severance equal to the greater of two times his then base salary or $1,500,000, (b) a prorated bonus for the year of termination based on performance at “target”, and (c) a payment equal to 18 times the premium for continuation coverage under COBRA under the Company’s health benefit plans. He will also be deemed to have satisfied all service vesting conditions with respect to his then-outstanding equity awards.

(3)Under the terms of the RSA agreements, upon the occurrence of a change in control, 100% of all RSAs will vest as of the date of the change in control. The amount shown is the market value of all unvested RSAs based on the price of a share of our common stock as of December 31, 2025, plus the market value of the PSUs (based on performance status as of December 31, 2025 and 100% of target for the awards made in 2023) based on the price of a share of our common stock as of December 31, 2025. Under the terms of the PSUs granted to the Named Executive Officers in 2024, the PSUs will vest as of the date of the change in control in the amount earned based on actual performance as of the date of the change in control. Under the terms of the PSUs granted to the Named Executive Officers in 2025, the PSUs will vest as of the date of the change in control with termination event in the amount earned based on actual performance as of the date of the change in control. The amount shown includes the current value of the 2024 PSUs and the price of a share of stock as of December 31, 2025.
(4)The vesting of equity compensation described in footnote (3) to this table also applies if the Named Executive Officer’s employment is terminated in a Qualifying Termination in connection with a change in control.

(5)Under his employment agreement, if Mr. Franklin is involuntarily terminated without “cause,” he resigns for “good reason”, or his employment terminates due to his death or disability, he will deemed to have satisfied all service vesting conditions with respect to then-outstanding equity awards. The amount shown is the market value of all unvested RSAs based on the price of a share of our common stock as of December 31, 2025, plus the market value of the PSAs/PSUs based on performance status as of December 31, 2025 based on the price of a share of our common stock as of December 31, 2025.

(6)Under Mr. Franklin’s employment agreement, amount is equal to a pro-rata portion of his 2025 annual incentive bonus based on “target” performance.

(7)The Stellar AIP provides a cash payout based on performance. The amounts disclosed in these columns reflect the target annual cash incentive opportunities for Named Executive Officers for 2025.

(8)Amount is the Company’s contribution to the cost of medical, dental, and vision coverage for each Named Executive Officer for an 18-month period.

(9)Under the Stellar Bank Severance Plan, the Named Executive Officers are eligible to receive four weeks of severance for each completed year of service, subject to a minimum of 26 weeks and a maximum of 52 weeks if their job is eliminated and they are not offered a comparable position.

(10)Amount is the Company’s contribution to the cost of medical and dental coverage for each Named Executive Officer for the period of their severance under the Stellar Bank Severance Plan (4 weeks per completed year of service, for a minimum of 26 weeks and a maximum of 52 weeks).

(11)Under the terms of the RSA agreements for the RSAs awarded to Messrs. Egge, Retzloff, Vitulli and Long on March 15, 2024 and March 1, 2025, the holder of the RSAs receives prorated vesting of his unvested RSAs upon his termination due to death or disability (as defined in the 2022 Plan).

(12)Amount is the Company’s contribution to the cost for outplacement services.

PAY VERSUS PERFORMANCE TABLE

In accordance with Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K (the “Pay Versus Performance Rule”), we are providing the following information about the relationships between the compensation actually paid to our Named Executive Officers and company performance.

The following table sets forth information concerning the compensation of our Chief Executive Officer and our other Named Executive Officers for each of the last five fiscal years:

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for CEO(1)	Compensation Actually Paid to CEO(1)(2)	Average Summary Compensation Table for Non-CEO Named Executive Officers(3)	Average Summary Compensation Actually Paid to Non-CEO Named Executive Officers(3)	Total Shareholder Return(4)	Peer Group Total Shareholder Return(5)	Net Income ($ millions)	Company Selected Measure: Earnings Per Share ($)
2025	$2,928,686	$4,536,205	$1,346,369	$2,002,473	$133.67	$147.34	$102.87	$1.99
2024	$2,678,922	$1,363,785	$1,261,187	$1,020,455	$100.49	$123.92	$115.00	$2.15
2023	$2,395,804	$2,486,133	$1,271,492	$1,319,147	$96.64	$114.99	$130.50	$2.45
2022	$3,492,506	$3,124,239	$1,165,405	$1,074,976	$100.17	$90.81	$51.40	$1.48
2021	$1,747,942	$1,793,633	$655,068	$683,648	$96.87	$128.27	$81.60	$2.85
_______________
(1)Amounts reported are for Robert R. Franklin, Jr., who served as our Chief Executive Officer during each of the applicable fiscal years.

(2)Our non-CEO Named Executive Officers (our “Non-CEO Named Executive Officers”) were (a) Paul P. Egge, Steven F. Retzloff, Ramon A. Vitulli, III, and Justin M. Long for 2025 and 2024 (b) Paul P. Egge, Steven F. Retzloff, Ramon A. Vitulli, III, and Justin M. Long for 2023, (c) Paul P. Egge, Robert T. Pigott, Jr., Steven F. Retzloff, Ramon A. Vitulli, III, and Travis Jaggers for 2022; and (d) Robert T. Pigott and J. Pat Parsons for 2021.

(3)Amounts in these columns show the “Compensation Actually Paid,” as calculated in accordance with the methodology prescribed by the Pay Versus Performance Rule. The table below provides the adjustments to the Summary Compensation Table total compensation to arrive at the Compensation Actually Paid to our CEO and the average Compensation Actually Paid to our Non-CEO Named Executive Officers for the fiscal year ended December 31, 2025.

	2025
	CEO	Non-CEO NEOs (Average)
Summary Compensation Total	$2,928,686	$1,346,369
Adjustments:
Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable Fiscal Year	(1,187,783)	(443,554)
Increased based on ASC Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, determined as of Applicable Fiscal Year End	1,315,834	489,439
Increase based on ASC 718 Fair Value of Awards Granted during Applicable Fiscal Year that Vested during Applicable Fiscal Year End, determined as of Vesting Date	—	—
Increase/deduction for Awards Granted during Prior Fiscal Year that were Outstanding and Unvested as of Applicable Fiscal Year End determined based on change in ASC 718 Fair Value from Prior Fiscal Year End to Applicable Fiscal Year End	35,972	66,357
Increase/deduction for Awards Granted during Prior Fiscal Year that Vested During Applicable Fiscal Year, determined based on change in ASC 718 Fair Value from Prior Fiscal Year End to Vesting Date	1,443,496	543,862
Total Adjustments	1,607,519	656,104
Total Compensation Actually Paid	$4,536,205	$2,002,473

For purposes of the foregoing adjustments, the value of equity awards was determined as follows: i) for RSAs, the closing price of our common stock on the fiscal year-end date, or, in the case of vesting RSAs, the closing price of our common stock on the applicable vesting date; and (ii) for unvested PSAs/PSUs as of fiscal year-end, the estimate of the most probable aggregate compensation cost to be recognized over the requisite service period determined as of fiscal year-end under ASC Topic 718, calculated by an outside professional valuation consultant using a Monte-Carlo simulation model.

(4) Our total shareholder return is calculated, for each fiscal year, as the cumulative total shareholder return on our common stock from January 1, 2021, through the last day of the applicable fiscal year, assuming that $100 was invested beginning January 1, 2021. Amounts shown include reinvestment of dividends on the Company’s common stock.

(5) Peer TSR for 2025 and 2024 reflects the TSR of the S&P 600, the industry peer group reported in the Company’s Stock Performance Group in the 2025 and 2024 Annual Report on Form 10-K. Peer TSR for 2021, 2022 and 2023 reflects the TSR of the Nasdaq Bank Index, the industry peer group reported in the Company’s Stock Performance Group in the Annual Report on Form 10-K for those fiscal years.

Relationships Between Compensation Actually Paid and Financial Performance Measures

The chart below shows the relationship between the compensation actually paid to our Named Executive Officers and the cumulative TSR of the Company and the applicable industry peer group for the five years shown.

Compensation Actually Paid vs Total Shareholder Return
Compensation Actually Paid
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
Total Shareholder Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Company TSR
Peer Group TSR

The charts below show the relationship between the compensation actually paid to our Named Executive Officers and our net income and earnings per share for the five years shown.

Compensation Actually Paid vs GAAP Net Income
Compensation Actually Paid
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
Net Income (dollars in millions)
$140
$120
$100
$80
$60
$40
$20
$0
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Net Income

Compensation Actually Paid vs GAAP Earnings Per Share
Compensation Actually Paid
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
$3
$3
$2
$2
$1
$1
$0
Earnings Per Share
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Earnings Per Share

Other Financial Performance Measures

The most important financial performance measures used by the Company to link executive “compensation actually paid” to the Company’s Named Executive Officers, for the most recently completed fiscal year, to the Company’s performance, are as follows:

•Earnings Per Share

•Relative Return on Average Assets (“ROAA”) Relative Return on Average Common Equity (“ROACE”)

•Relative Return on Average Tangible Common Equity (“ROATCE”)

For a discussion of how these other financial performance measures impacted the compensation actually paid to our Named Executive Officers during 2025, please see the “Executive Compensation and Other Matters — Compensation Discussion and Analysis.”

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The CEO to median employee pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.

Below is the 2025 annual total compensation of the Company’s CEO, the annual total compensation of the Company’s median employee, the ratio of the annual total compensation of the Company’s CEO to that of the Company’s median employee and the methodology we used to calculate the Company’s CEO pay ratio.

CEO Annual Total Compensation	$3,015,569
Median Employee Annual Total Compensation	$81,726
CEO to Median Employee Pay Ratio	37 to 1

Methodology

To identify the median of the annual total compensation of all of the Company’s employees, as well as to determine the annual total compensation of the Company’s median employee and the Chief Executive Officer, the Company took the following steps:

•We determined that, as of December 31, 2025, the Company’s eligible employee population, including full-time, part-time and seasonal workers, consisted of 1,174 individuals, (excluding the Chief Executive Officer) and all of these individuals were located in the United States.

•To identify the “median employee” (other than the Chief Executive Officer), we compared the compensation amounts from the Company’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2025. In making this determination, we did not annualize the compensation of full or part-time employees who were hired in 2025, but did not work for the Company for the entire fiscal year. Further, in accordance with SEC rules we did not make full-time equivalent adjustments to the Company’s eight part-time employees.

•Once we identified the median employee, we combined all of the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K resulting in annual total compensation of our median employee of $81,726.

•To determine the annual total compensation of the Chief Executive Officer, we used the amount reported in the “Total” column of the Summary Compensation Table, which was calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

The Company’s continued investment in its employees is tantamount to the continued performance of the organization, and the Company focuses on offering competitive compensation arrangements that balance risk and reward while encouraging employees to grow and develop professionally.

Director Compensation

We pay our directors annual retainers and fees based on their participation in Board meetings held throughout the year. In addition, the Company pays annual retainers and fees based on participation in committee meetings as described below. Directors who are employed by us, the Bank or both do not receive remuneration for serving as a director of the Bank or us, but are compensated in their capacity as employees.

The following are the 2025 fees paid to non-employee directors annually for their service:

Fee	Amount
Annual Retainer:
Annual Cash Retainer	$40,000
Lead Independent Director Retainer	15,000
Committee Retainer Fee:
Audit Committee Chairperson	10,000
Audit Committee Member	7,500
Compensation Committee Chairperson	10,000
Compensation Committee Member	7,500
Corporate Governance and Nominating Committee Chairperson	7,500
Corporate Governance and Nominating Committee Member	5,000
Risk Oversight Committee Chairperson	10,000
Risk Oversight Committee Member	7,500
Meeting Fees:
Board Meeting	750
All Committees	750
Equity Awards
Shares of restricted stock with target value	60,000

On June 6, 2025, each director was awarded 2,230 shares of restricted stock representing a target value of $60,000. These restricted stock awards that will vest on May 1, 2026, subject to the director’s continuing service with the Company or any of its subsidiaries through that date.

The Company anticipates that annual awards of restricted stock having a target value of $60,000 will be made to directors in conjunction with the annual meeting of shareholders, anticipated to occur annually in the month of May. The terms of the annual restricted stock awards are expected to provide for vesting on May 1 in the year following the grant, subject to the director’s continuing service with the Company or any of its subsidiaries through the applicable vesting date.

The following table sets forth compensation paid or earned during 2025 to each of the directors other than Robert R. Franklin, Jr. and Steven F. Retzloff, whose compensation is described below in the “Summary Compensation Table.” The table also includes compensation earned by each director that is attributable to their service as a director of the Company and Bank.

	Fees Earned or Paid in Cash(1)
Name	Bank	Company	Total Fees	Stock Awards (2)	All Other Compensation(3)	Total
John Beckworth	$—	$68,250	$68,250	$60,000	$1,436	$129,686
Laura D. Bellows	—	61,750	61,750	60,000	—	121,750
Cynthia A. Dopjera	20,750	62,000	82,750	60,000	1,436	144,186
Jon-Al Duplantier	—	68,500	68,500	60,000	1,436	129,936
Frances H. Jeter	—	57,500	57,500	60,000	1,436	118,936
Joe E. Penland, Sr.	—	45,250	45,250	60,000	1,436	106,686
Reagan A. Reaud	—	64,500	64,500	60,000	1,436	125,936
Fred S. Robertson	22,250	60,500	82,750	60,000	1,436	144,186
Joseph B. Swinbank	31,300	55,000	86,300	60,000	1,436	147,736
Tymothi O. Tombar	29,000	71,500	100,500	60,000	1,436	161,936
John E. Williams, Jr.	—	65,250	65,250	60,000	1,436	126,686
__________________
(1)The amounts shown in this column include annual retainer and meeting fees for serving on the Company’s and the Bank’s Board and any of their respective committees for the period from January 1, 2025 to December 31, 2025.

(2)As of December 31, 2025, each director had 2,230 shares of unvested restricted stock that will vest on May 1, 2026.

(3)For each director, the amount shown in this column as “all other compensation” represents dividends earned on shares of restricted stock that vested May 1, 2025.
All non-employee directors have been and will continue to be reimbursed for their reasonable out-of-pocket travel expenses incurred in attending meetings of our Board or any committees thereof. Directors are also entitled to the protection provided by the indemnification provisions in our certificate of formation and bylaws, as well as the certificate of formation and bylaws of the Bank if a Bank director, and separate indemnification agreements between each director and the Company. Additionally, the Company maintains a directors and officers insurance policy.

Compensation for Employee Directors

Employee directors do not receive compensation for their service on the Board or on any committee thereof. Compensation paid to Messrs. Franklin and Retzloff in their capacities as employees is set forth in the Summary Compensation Table in Item 11 of this Amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)(c)
Equity compensation plans approved by security holders	710,388	$26.67	1,686,152
Equity compensation plans not approved by security holders	—	—	—
Total	710,388		1,686,152

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 10, 2026, by (1) directors, director nominees and Named Executive Officers of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Company’s common stock and (3) all directors, director nominees and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

Except as otherwise indicated, we believe the beneficial owners of common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned(2)
Directors, Director Nominees and Named Executive Officers:
John Beckworth	200,781	(3)	*
Laura D. Bellows	2,230	(4)	*
Cynthia A. Dopjera	11,433	(5)	*
Jon-Al Duplantier	10,508	(6)	*
Paul P. Egge	48,896	(7)	*
Robert R. Franklin, Jr.	348,127	(8)	*
Frances H. Jeter	30,236	(9)	*
Justin M. Long	38,072	(10)	*
Joe E. Penland, Jr.	1,541,126	(11)	3.03%
Reagan A. Reaud	13,263	(12)	*
Steven F. Retzloff	518,292	(13)	1.02%
Fred S. Robertson	100,461	(14)	*
Joseph B. Swinbank	333,310	(15)	*
Tymothi O. Tombar	4,890	(16)	*
Ramon A. Vitulli, III	93,646	(17)	*
John E. Williams, Jr.	1,285,816	(18)	2.53%
Directors, Nominees and Executive Officers as a group (19 persons)	4,806,642	(19)	9.44%
Principal Shareholders:
BlackRock, Inc.	6,640,126	(20)	13.04%
North Reef Capital Management	2,875,245	(21)	5.65%
The Vanguard Group	3,138,508	(22)	6.16%
__________________
*Indicates ownership which does not exceed 1.00%.

(1)The address of each of the Company’s directors and officers is c/o Stellar Bancorp, Inc., 9 Greenway Plaza, Suite 110, Houston, Texas 77046.

(2)Percentages are based on 50,910,698 shares of common stock issued and outstanding at April 10, 2026. None of the Beneficial Owners in this table hold options to purchase additional shares of common stock.

(3)Includes (i) 22,940 shares held by Mr. Beckworth individually, (ii) 81,051 shares held by John Beckworth & Laura H. Beckworth Ten Com, (iii) 94,560 shares held by the Laura Hobby Beckworth 1999 WPH Trust of which his spouse is trustee and (iv) 2,230 shares outstanding pursuant to RSAs granted.

(4)Includes (i) 2,230 shares outstanding pursuant to RSAs granted.

(5)Includes (i) 7,183 shares held by Ms. Dopjera individually, (ii) 1,482 shares held by Ms. Dopjera’s individual retirement account, (iii) 538 shares held by the Cynthia A. Dopjera Living Trust and (iv) 2,230 shares outstanding pursuant to RSAs granted.

(6)Includes (i) 8,278 shares held by Mr. Duplantier individually and (ii) 2,230 shares outstanding pursuant to RSAs granted.

(7)Includes (i) 38,077 shares held by Mr. Egge individually and (ii) 10,819 shares outstanding pursuant to RSAs granted. This does not include 6,925 PSUs granted March 15, 2024, 8,202 PSUs granted March 1, 2025 or 4,571 PSUs granted March 1, 2026. Mr. Egge has pledged 23,032 shares as collateral to secure outstanding debt obligations.

(8)Includes (i) 322,109 shares held by Mr. Franklin individually and (ii) 26,018 shares outstanding pursuant to RSAs granted. This does not include 24,607 PSUs granted March 15, 2024, 29,552 PSUs granted March 1, 2025 or 16,557 PSUs granted March 1, 2026.

(9)Includes (i) 28,006 shares held by Ms. Jeter individually and (ii) 2,230 shares outstanding pursuant to RSAs granted.

(10)Includes (i) 26,900 shares held by Mr. Long individually, (ii) 2,800 shares held by Mr. Long’s individual retirement account and (iii) 8,372 shares outstanding pursuant to RSAs granted. This does not include 5,359 PSUs granted March 15, 2024, 6,347 PSAs granted March 1, 2025 or 3,537 PSAs granted March 1, 2026.

(11)Includes (i) 583,090 shares held by Mr. Penland individually, (ii) 227,170 shares held by the Penland Foundation of which Mr. Penland serves as the trustee, (iii) 724,636 shares held by Tram Road Partners LP of which Mr. Penland is the trustee, (iv) 4,000 shares held by Quality Mat Company of which Mr. Penland serves as Chief Executive Officer and (v) 2,230 shares outstanding pursuant to RSAs granted.

(12)Includes (i) 10,533 shares held by Mr. Reaud individually, (ii) 500 shares held by Reaud Holdings LLC and (iii) 2,230 shares outstanding pursuant to RSAs granted.

(13)Includes (i) 89,251 shares held by Mr. Retzloff individually, (ii) 378,240 shares held by Retzloff Holdings, Ltd of which Mr. Retzloff is a limited partner, (iii) 25,531 shares held by Retzloff Industries, Inc. of which Mr. Retzloff is the President, (iv) 12,598 shares held by the SF Retzloff Family Limited Partnership, Ltd of which Mr. Retzloff is a limited partner and (v) 12,672 shares outstanding pursuant to RSAs granted. This does not include 12,075 PSUs granted March 15, 2024, 14,401 PSUs granted March 1, 2025 or 8,047 PSUs granted March 1, 2026.

(14)Includes (i) 18,084 shares held by Mr. Robertson’s individual retirement account, (ii) 80,147 shares held by the Robertson Family Trust of which Mr. Robertson is a trustee and (iii) 2,230 shares outstanding pursuant to RSAs granted.

(15)Includes (i) 206,207 shares held by Mr. Swinbank individually, (ii) 101,600 shares held by the JBS/STS Grandchildren’s Trust of which Mr. Swinbank has voting power, (iii) 23,273 shares held by the Swinbank Family Limited Partnership and (iv) 2,230 shares outstanding pursuant to RSAs granted.

(16)Includes (i) 2,660 shares held by Mr. Tombar individually and (ii) 2,230 shares outstanding pursuant to RSAs granted.

(17)Includes (i) 70,144 shares held by Mr. Vitulli individually, (ii) 9,203 shares held by Mr. Vitulli’s individual retirement account and (iii) 14,299 shares outstanding pursuant to RSAs granted. This does not include 9,153 PSUs granted March 15, 2024, 10,840 PSUs granted March 1, 2025 or 6,041 PSUs granted March 1, 2026. Mr. Vitulli has pledged 62,336 shares as collateral to secure outstanding debt obligations.

(18)Includes (i) 1,283,086 shares held by Mr. Williams individually, (ii) 500 shares held by his spouse and (iii) 2,230 shares outstanding pursuant to RSAs granted. Mr. Williams has pledged 608,000 shares as collateral to secure outstanding debt obligations.

(19)Includes (i) 4,687,714 shares held by the directors and executive officers, (ii) 118,928 shares outstanding pursuant to RSAs granted. This does not include 67,026 PSUs granted March 15, 2024, 80,150 PSUs granted March 1, 2025 or 47,162 PSUs granted March 1, 2026. Individuals in this group have separately pledged a total of 693,368 shares as collateral to secure outstanding debt.

(20)The information concerning BlackRock, Inc. is based solely on information contained in its Schedule 13G filed with the SEC on July 17, 2025. BlackRock, Inc.’s principal business address is 50 Hudson Yards, New York, NY 10001. Includes shares held by each of Aperio Group, LLC; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock (Netherlands) B.V.; BlackRock Fund Advisors; BlackRock Asset Management Ireland Limited; BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc.; BlackRock Fund Managers Ltd; BlackRock Asset Management Schweiz AG; and BlackRock Investment Management, LLC. Based on the information contained in the filing, BlackRock, Inc. has sole voting power with respect to 6,527,100 shares, sole dispositive power with respect to 6,640,126 shares and beneficially owns 6,640,126 shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock.

(21)The information concerning North Reef Capital Management LP is based solely on information contained in its Schedule 13G filed with the SEC on February 17, 2026. North Reef Capital Management LP’s principal business address is 1833 South Coast Highway, Suite 210, Laguna Beach, CA 92651. Based on the information contained in the filing, North Reef Capital Management LP has sole voting power with respect to 0 shares, shared power to vote 2,875,245 shares, shared dispositive power with respect to 2,875,245 shares and beneficially owns 2,875,245 shares.

(22)The information concerning The Vanguard Group is based solely on information contained in its Schedule 13/G filed with the SEC on February 13, 2024. The Vanguard Group’s principal business address is 100 Vanguard Blvd., Malvern, PA 19355. Based on the information contained in the filing, The Vanguard Group has sole voting power with respect to 0 shares, shared power to vote 33,734 shares, sole dispositive power with respect to 3,062,655 shares and shared dispositive power with respect to 75,853 shares. On March 27, 2026, Vanguard subsequently reported in a Schedule 13G/A that, due to an internal realignment on January 12, 2026, it no longer has, or is deemed to have, beneficial ownership over the Company's securities beneficially owned by various subsidiaries and/or business divisions. Vanguard also reported that certain subsidiaries or business divisions that formerly had, or were deemed to have, beneficial ownership with Vanguard, will report beneficial ownership separately (on a disaggregated basis).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions

Some of our officers, directors and principal shareholders and their affiliates are customers of the Bank. Such officers, directors and principal shareholders and their affiliates have had transactions in the ordinary course of business with the Bank, including borrowings, all of which were effected on substantially the same terms and conditions, including interest rate and collateral, as those prevailing from time to time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or other unfavorable features. We expect to continue to have such transactions on similar terms and conditions with such officers, directors and shareholders and their affiliates in the future.

Transactions by us with related persons are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors, and principal shareholders). See our Annual Report on Form 10-K Item 1. Business — Regulation and Supervision — Limits on Transactions with Affiliates and Insiders. Additionally, the Company has adopted policies to comply with these regulatory requirements and restrictions, such as a written Related Person Transactions Policy which provides that any related person transaction is generally prohibited unless the Audit Committee determines that such transaction is fair to the Company and, if necessary, the Company has developed an appropriate plan to manage any conflicts of interest.

Director Independence

Under NYSE rules, a majority of the members of our Board are required to be independent. The rules of NYSE, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our Board has evaluated the independence of each director and each unaffiliated nominee for director based upon these rules. By applying these rules, our Board has affirmatively determined that, with the exception of Messrs. Franklin, and Retzloff, each of our current directors qualify as an independent director under applicable rules. In making these determinations, our Board considered the current and prior relationships that each director has and has had with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of common stock by each director. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fees

The Audit Committee recommended, and the Board appointed, Crowe LLP as our independent auditor to audit the consolidated financial statements of the Company for the 2025 fiscal year.

The table below summarizes the fees for professional audit services provided by Crowe LLP for audit services and other services provided for the years ended December 31, 2025, and December 31, 2024. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by the Company’s auditor before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees” below.

The Audit Committee pre-approved all of the services provided by Crowe LLP in accordance with the policies and procedures described in the section titled “— Audit Committee Pre-Approval.”

	2025	2024
Audit Fees(1)	$1,213,818	$1,198,597
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,213,818	$1,198,597
__________________
(1)Audit fees reflect the aggregate fees billed for services related to the reviews of our quarterly reports filed on Form 10-Q, the audit of the consolidated financial statements of the Company and other SEC filings.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy provides for general pre-approval of specific types of services and gives detailed guidance to management as to the specific services that are eligible for general pre-approval. For both audit and non-audit pre-approvals, the Audit Committee considers whether the provision of such services is consistent with the SEC's rules on auditor independence.

All services provided by Crowe LLP in 2025 and 2024 were pre-approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.12†
Stellar Bancorp, Inc. Form of Amendment to Performance Stock Unit Award Agreement (2024) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

10.13†	Stellar Bancorp, Inc. Form of Performance Stock Unit Award Agreement (2025) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2025)
10.14†
Stellar Bancorp, Inc. Form of Amendment to Performance Stock Unit Award Agreement (2025) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

10.15†	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (2025) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2025)

10.16†
Stellar Bancorp, Inc. Form of Performance Stock Unit Award Agreement (2026 Non-Executives) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

10.17†	Stellar Bancorp, Inc. Form of Restricted Stock Award Agreement (2026 Executives) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)
10.18†
Stellar Bancorp, Inc. Form of Restricted Stock Share Award Agreement (2026 Non-Executives) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

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

19.1	Stellar Bancorp, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)
21.1	Subsidiaries of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)
23.1	Consent of Crowe LLP (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)
24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2026)

97.1
Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-37585))

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
________________________________

*    Filed with this Annual Report on Form 10-K/A
†     Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR BANCORP, INC.

Date: April 17, 2026	By:	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer