Form 10-Q
period 2026-03-31
Stellar Bancorp, Inc.
filed 2026-04-28
CIK 1473844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

As of April 24, 2026, the registrant had 50,920,698 shares of common stock, $0.01 par value per share, outstanding.

STELLAR BANCORP, INC.
INDEX TO FORM 10-Q
March 31, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
STELLAR BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in thousands, except shares and par value)
ASSETS:
Cash and due from banks	$107,736	$94,331
Interest-bearing deposits at other financial institutions	441,834	325,122
Total cash and cash equivalents	549,570	419,453
Available for sale securities, at fair value	1,864,710	2,198,459
Loans held for investment	7,587,952	7,300,591
Less: allowance for credit losses on loans	(85,431)	(83,629)
Loans, net	7,502,521	7,216,962
Accrued interest receivable	36,589	35,869
Premises and equipment, net	99,861	106,118
Federal Reserve Bank and Federal Home Loan Bank stock	51,105	45,532
Bank-owned life insurance	110,103	109,477
Goodwill	497,318	497,318
Core deposit intangibles, net	66,137	71,018
Other assets	111,442	106,388
TOTAL ASSETS	$10,889,356	$10,806,594

LIABILITIES:
Deposits:
Noninterest-bearing	$3,210,579	$3,407,865
Interest-bearing
Demand	2,171,968	2,114,997
Money market and savings	2,596,972	2,469,845
Certificates and other time	1,002,491	1,028,759
Total interest-bearing deposits	5,771,431	5,613,601
Total deposits	8,982,010	9,021,466
Accrued interest payable	5,240	5,508
Borrowed funds	135,000	—
Subordinated debt	40,256	40,226
Other liabilities	59,085	70,740
Total liabilities	9,221,591	9,137,940

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized; 50,911,515 shares issued and outstanding at March 31, 2026 and 50,902,024 shares issued and outstanding at December 31, 2025	509	509
Capital surplus	1,170,867	1,174,894
Retained earnings	585,403	566,216
Accumulated other comprehensive loss	(89,014)	(72,965)
Total shareholders’ equity	1,667,765	1,668,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,889,356	$10,806,594
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$119,783	$120,640
Securities:
Taxable	19,623	16,148
Tax-exempt	805	812
Deposits in other financial institutions	4,884	4,720
Total interest income	145,095	142,320
INTEREST EXPENSE:
Demand, money market and savings deposits	29,644	27,574
Certificates and other time deposits	8,624	13,527
Borrowed funds	149	517
Subordinated debt	747	1,444
Total interest expense	39,164	43,062
NET INTEREST INCOME	105,931	99,258
Provision for credit losses	2,497	3,632
Net interest income after provision for credit losses	103,434	95,626
NONINTEREST INCOME:
Service charges on deposit accounts	1,635	1,584
(Loss) gain on sale/write-down of assets	(37)	417
Bank-owned life insurance income	626	610
Debit card and interchange income	547	520
Other	2,339	2,374
Total noninterest income	5,110	5,505
NONINTEREST EXPENSE:
Salaries and employee benefits	43,931	41,792
Net occupancy and equipment	4,575	3,926
Depreciation	1,971	1,995
Data processing and software amortization	6,073	5,682
Professional fees	886	1,786
Regulatory assessments and FDIC insurance	1,639	1,733
Amortization of intangibles	4,886	5,548
Communications	759	847
Advertising	799	782
Acquisition and merger-related expenses	3,307	—
Other	6,338	6,075
Total noninterest expense	75,164	70,166
INCOME BEFORE INCOME TAXES	33,380	30,965
Provision for income taxes	6,414	6,263
NET INCOME	$26,966	$24,702
EARNINGS PER SHARE:
Basic	$0.53	$0.46
Diluted	$0.53	$0.46
DIVIDENDS PER SHARE	$0.15	$0.14
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$26,966	$24,702
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Change in unrealized holding (loss) gain on available for sale securities during the period	(20,323)	29,097
Reclassification of loss realized through the sale of securities	—	3
Total other comprehensive (loss) income	(20,323)	29,100
Deferred tax benefit (expense) related to other comprehensive (loss) income	4,274	(6,125)
Other comprehensive (loss) income, net of tax	(16,049)	22,975
Comprehensive income	$10,917	$47,677
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share data)
BALANCE AT DECEMBER 31, 2024	53,428,699	$534	$1,240,050	$492,640	$(125,364)	$1,607,860
Net income	—	—	—	24,702	—	24,702
Other comprehensive income	—	—	—	—	22,975	22,975
Cash dividends declared, $0.14 per share	—	—	—	(7,270)	—	(7,270)
Common stock issued in connection with the exercise of stock options and restricted stock awards	91,192	1	(800)	—	—	(799)
Repurchase of common stock	(1,378,962)	(14)	(38,588)	—	—	(38,602)
Stock-based compensation expense	—	—	1,966	—	—	1,966
BALANCE AT MARCH 31, 2025	52,140,929	$521	$1,202,628	$510,072	$(102,389)	$1,610,832

BALANCE AT DECEMBER 31, 2025	50,902,024	$509	$1,174,894	$566,216	$(72,965)	$1,668,654
Net income	—	—	—	26,966	—	26,966
Other comprehensive loss	—	—	—	—	(16,049)	(16,049)
Cash dividends declared, $0.15 per share	—	—	—	(7,779)	—	(7,779)
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,853	1	(1,811)	—	—	(1,810)
Repurchase of common stock	(134,362)	(1)	(4,172)	—	—	(4,173)
Stock-based compensation expense	—	—	1,956	—	—	1,956
BALANCE AT MARCH 31, 2026	50,911,515	$509	$1,170,867	$585,403	$(89,014)	$1,667,765
See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,966	$24,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	6,857	7,543
Net accretion of discount on loans	(3,561)	(5,397)
Net accretion of discount on securities	(2,769)	(1,299)
Provision for credit losses	2,497	3,632
Deferred income tax expense	889	1,008
Stock-based compensation expense	1,956	1,966
Net change in operating leases	1,105	823
Bank-owned life insurance income	(626)	(610)
Federal Reserve Bank and Federal Home Loan Bank stock dividends	(73)	(238)
Loss (gain) on sale/write-down of assets	37	(417)
Excess tax benefit from stock-based compensation	(480)	539
Decrease in accrued interest receivable and other assets	(4,941)	(8,946)
Decrease in accrued interest payable and other liabilities	(11,349)	(28,985)
Net cash provided by (used in) operating activities	16,508	(5,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(1,237,330)	(1,511,027)
Proceeds from maturities and principal paydowns of available for sale securities	1,553,525	1,392,366
Proceeds from sales and calls of available for sale securities	—	102,705
Net change in total loans	(287,409)	170,741
Purchase of bank premises and equipment	(268)	(770)
Proceeds from sale of bank premises, equipment and other real estate	3,310	5,820
Net purchase of Federal Reserve Bank and Federal Home Loan Bank stock	—	(12,455)
Net cash provided by investing activities	31,828	147,380
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(197,287)	(370,587)
Net increase (decrease) in interest-bearing deposits	157,830	(195,084)
Net change in borrowed funds	135,000	120,000
Dividends paid to common shareholders	(7,779)	(7,270)
Payments made the issuance of restricted stock and stock option exercises	(1,810)	(799)
Repurchase of common stock	(4,173)	(38,602)
Net cash provided by (used) in financing activities	81,781	(492,342)
NET CHANGE IN CASH AND CASH EQUIVALENTS	130,117	(350,641)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	419,453	911,216
CASH AND CASH EQUIVALENTS, END OF PERIOD	$549,570	$560,575

See condensed notes to interim consolidated financial statements.

STELLAR BANCORP, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

    The Company is focused on delivering a wide variety of relationship-driven commercial banking products and community-oriented services tailored to meet the needs of small-to medium-sized businesses, professionals and individuals through its 52 banking centers with 35 banking centers in the Houston metropolitan statistical area (“MSA”), 16 banking centers in the Beaumont MSA and one banking center in Dallas, Texas.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. Transactions between Stellar and the Bank have been eliminated. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Reclassifications—Certain items in the prior year's financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Significant Accounting and Reporting Policies—The Company’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cash Flow Reporting—Net cash flows are reported for loan and deposit transactions. See below for additional cash flow information.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash paid for:
Interest	$39,432	$50,258
U.S. federal income taxes, net of refunds received	—	—
State income/franchise taxes, net of refunds received	—	(49)
Operating lease liabilities	1,083	1,051
Significant non-cash transactions:
Loans transferred to other real estate	2,251	8,786
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	120	—

Recent Accounting Standards

Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires that public businesses disclose in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will be effective for the Company, on a prospective basis, for annual reporting periods beginning after December 15, 2026. Early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s financial statements.
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
2. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of the Company’s goodwill and core deposit intangible assets were as follows:

	Goodwill	Core Deposit Intangibles	Servicing Assets
	(In thousands)
Balance as of December 31, 2025	$497,318	$71,018	$70
Amortization	—	(4,881)	(5)
Decrease due to payoff of serviced loans	—	—	(1)
Balance as of March 31, 2026	$497,318	$66,137	$64

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
The estimated aggregate future amortization expense for core deposit intangible assets remaining as of March 31, 2026 is as follows (in thousands):

2026	$14,015
2027	16,272
2028	13,244
2029	9,419
Thereafter	13,187
Total	$66,137

3. SECURITIES
The amortized cost and fair value of securities available for sale were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$89,315	$546	$(2,216)	$87,645
Municipal securities	217,653	355	(24,389)	193,619
Agency mortgage-backed pass-through securities	839,002	2,252	(35,367)	805,887
Agency collateralized mortgage obligations	723,509	1,483	(51,007)	673,985
Corporate bonds and other	107,861	678	(4,965)	103,574
Total	$1,977,340	$5,314	$(117,944)	$1,864,710

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$394,361	$497	$(2,383)	$392,475
Municipal securities	218,143	627	(22,569)	196,201
Agency mortgage-backed pass-through securities	831,815	5,548	(29,377)	807,986
Agency collateralized mortgage obligations	737,627	3,375	(43,937)	697,065
Corporate bonds and other	108,820	564	(4,652)	104,732
Total	$2,290,766	$10,611	$(102,918)	$2,198,459
As of March 31, 2026, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This belief is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of investment securities at March 31, 2026, by contractual maturity, are shown below. Expected maturity may differ from contractual maturity if borrowers have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,963	$3,011
Due after one year through five years	22,651	21,303
Due after five years through ten years	153,598	142,929
Due after ten years	235,617	217,595
Subtotal	414,829	384,838
Agency mortgage-backed pass-through securities and collateralized mortgage obligations	1,562,511	1,479,872
Total	$1,977,340	$1,864,710
Securities with unrealized losses segregated by length of time in a continuous loss position were as follows:

	March 31, 2026
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$11,911	$(184)	$47,236	$(2,032)	$59,147	$(2,216)
Municipal securities	12,226	(889)	165,897	(23,500)	178,123	(24,389)
Agency mortgage-backed pass-through securities	338,489	(5,617)	234,061	(29,750)	572,550	(35,367)
Agency collateralized mortgage obligations	147,257	(2,430)	338,541	(48,577)	485,798	(51,007)
Corporate bonds and other	21,533	(468)	49,370	(4,497)	70,903	(4,965)
Total	$531,416	$(9,588)	$835,105	$(108,356)	$1,366,521	$(117,944)

	December 31, 2025
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Available for Sale
U.S. government and agency securities	$185,275	$(180)	$51,684	$(2,203)	$236,959	$(2,383)
Municipal securities	6,091	(725)	170,400	(21,844)	176,491	(22,569)
Agency mortgage-backed pass-through securities	157,352	(1,390)	279,693	(27,987)	437,045	(29,377)
Agency collateralized mortgage obligations	65,444	(1,006)	357,857	(42,931)	423,301	(43,937)
Corporate bonds and other	21,255	(193)	50,384	(4,459)	71,639	(4,652)
Total	$435,417	$(3,494)	$910,018	$(99,424)	$1,345,435	$(102,918)
During the three months ended March 31, 2026, the Company had no sales and calls of securities. During the three months ended March 31, 2025, the Company had sales and calls of securities of $102.7 million with a loss of $3 thousand.
At March 31, 2026 and December 31, 2025, the Company did not own securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of consolidated shareholders’ equity at such respective dates.
The carrying value of pledged securities was $1.86 billion at March 31, 2026 and $828.5 million at December 31, 2025. The majority of the securities in each case were pledged to collateralize public fund deposits.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The loan portfolio balances, net of unearned income and fees, consist of various types of loans primarily made to borrowers located within Texas, and segregated by class of loan were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial and industrial	$1,563,421	$1,476,559
Real estate:
Commercial real estate (including multi-family residential)	3,844,629	3,766,294
Commercial real estate construction and land development	821,723	720,779
1-4 family residential (including home equity)	1,167,436	1,136,227
Residential construction	102,609	124,653
Consumer and other	88,134	76,079
Total loans	7,587,952	7,300,591
Allowance for credit losses on loans	(85,431)	(83,629)
Loans, net	$7,502,521	$7,216,962
Nonaccrual and Past Due Loans
An aging analysis of the recorded investment in past due loans, segregated by class of loans, is included below. The Company defines recorded investment as the outstanding loan balances including net deferred loan fees and excluding accrued interest receivable of $28.4 million and $27.6 million as of March 31, 2026 and December 31, 2025, respectively, due to immateriality.

	March 31, 2026
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$4,224	$—	$4,224	$10,488	$1,548,709	$1,563,421
Real estate:
Commercial real estate (including multi-family residential)	11,423	—	11,423	32,939	3,800,267	3,844,629
Commercial real estate construction and land development	793	—	793	905	820,025	821,723
1-4 family residential (including home equity)	8,689	—	8,689	15,920	1,142,827	1,167,436
Residential construction	980	—	980	292	101,337	102,609
Consumer and other	229	—	229	46	87,859	88,134
Total loans	$26,338	$—	$26,338	$60,590	$7,501,024	$7,587,952

	December 31, 2025
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(In thousands)
Commercial and industrial	$6,789	$—	$6,789	$7,616	$1,462,154	$1,476,559
Real estate:
Commercial real estate (including multi-family residential)	8,790	—	8,790	29,271	3,728,233	3,766,294
Commercial real estate construction and land development	2,129	—	2,129	1,838	716,812	720,779
1-4 family residential (including home equity)	9,285	—	9,285	13,333	1,113,609	1,136,227
Residential construction	—	—	—	448	124,205	124,653
Consumer and other	35	—	35	42	76,002	76,079
Total loans	$27,028	$—	$27,028	$52,548	$7,221,015	$7,300,591
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

The following table presents risk ratings by category and the gross charge-offs by primary loan type and year of origination or renewal. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2026 and December 31, 2025:

	March 31, 2026									December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Commercial and industrial
Pass	$95,859	$346,524	$141,096	$117,445	$86,892	$76,134	$622,711	$34,231	$1,520,892	$1,438,641
Special Mention	—	—	1,167	1,411	48	152	11	7,183	9,972	4,828
Substandard	—	1,314	1,708	1,629	7,706	10,166	2,589	7,445	32,557	33,090
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$95,859	$347,838	$143,971	$120,485	$94,646	$86,452	$625,311	$48,859	$1,563,421	$1,476,559

Current period gross charge-offs	$—	$28	$141	$50	$—	$210	$56	$268	$753

Commercial real estate (including multi-family residential)
Pass	$276,520	$628,474	$268,451	$298,813	$1,096,248	$943,669	$123,891	$27,338	$3,663,404	$3,580,264
Special Mention	—	5,796	121	9,045	24,500	19,782	297	—	59,541	76,560
Substandard	10,608	13,463	13,690	11,292	24,622	47,383	145	481	121,684	109,470
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate (including multi-family residential) loans	$287,128	$647,733	$282,262	$319,150	$1,145,370	$1,010,834	$124,333	$27,819	$3,844,629	$3,766,294

Current period gross charge-offs	$—	$—	$—	$—	$851	$—	$—	$—	$851

Commercial real estate construction and land development
Pass	$63,531	$377,523	$151,255	$50,730	$61,818	$39,813	$58,408	$4,007	$807,085	$703,735
Special Mention	—	9,642	—	551	793	693	—	—	11,679	12,551
Substandard	—	76	566	1,093	312	740	—	172	2,959	4,493
Doubtful	—	—	—	—	—	—	—	—	—	—
Total commercial real estate construction and land development	$63,531	$387,241	$151,821	$52,374	$62,923	$41,246	$58,408	$4,179	$821,723	$720,779

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026									December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2026	2025	2024	2023	2022	Prior			Total	Total
	(In thousands)
1-4 family residential (including home equity)
Pass	$33,271	$157,791	$143,934	$170,019	$237,472	$291,605	$77,011	$16,959	$1,128,062	$1,095,589
Special Mention	227	—	360	1,373	1,731	997	157	150	4,995	11,405
Substandard	—	1,512	575	2,195	8,781	14,669	3,662	2,985	34,379	29,233
Doubtful	—	—	—	—	—	—	—	—	—	—
Total 1-4 family residential (including home equity)	$33,498	$159,303	$144,869	$173,587	$247,984	$307,271	$80,830	$20,094	$1,167,436	$1,136,227

Current period gross charge-offs	$—	$—	$—	$2	$—	$—	$—	$—	$2

Residential construction
Pass	$4,503	$78,472	$14,629	$3,356	$—	$—	$—	$—	$100,960	$123,828
Special Mention	—	980	—	—	—	377	—	—	1,357	377
Substandard	—	—	292	—	—	—	—	—	292	448
Doubtful	—	—	—	—	—	—	—	—	—	—
Total residential construction	$4,503	$79,452	$14,921	$3,356	$—	$377	$—	$—	$102,609	$124,653

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$28,203	$28,548	$6,247	$4,802	$2,988	$1,307	$14,752	$1,183	$88,030	$75,979
Special Mention	—	—	—	—	—	4	—	—	4	6
Substandard	—	27	34	16	23	—	—	—	100	94
Doubtful	—	—	—	—	—	—	—	—	—	—
Total consumer and other	$28,203	$28,575	$6,281	$4,818	$3,011	$1,311	$14,752	$1,183	$88,134	$76,079

Current period gross charge-offs	$—	$—	$—	$5	$—	$—	$5	$—	$10

Total loans
Pass	$501,887	$1,617,332	$725,612	$645,165	$1,485,418	$1,352,528	$896,773	$83,718	$7,308,433	$7,018,036
Special Mention	227	16,418	1,648	12,380	27,072	22,005	465	7,333	87,548	105,727
Substandard	10,608	16,392	16,865	16,225	41,444	72,958	6,396	11,083	191,971	176,828
Doubtful	—	—	—	—	—	—	—	—	—	—
Total loans	$512,722	$1,650,142	$744,125	$673,770	$1,553,934	$1,447,491	$903,634	$102,134	$7,587,952	$7,300,591

Current period gross charge-offs	$—	$28	$141	$57	$851	$210	$61	$268	$1,616

The following table presents the activity in the allowance for credit losses on loans by portfolio type for the three months ended March 31, 2026 and 2025:

	Commercial and Industrial	Commercial Real Estate (Including Multi-family Residential)	Commercial Real Estate Construction and Land Development	1-4 Family Residential (Including Home Equity)	Residential Construction	Consumer and Other	Total
	(In thousands)
Three Months Ended
Balance December 31, 2025	$33,182	$31,873	$13,220	$3,214	$1,222	$918	$83,629
Provision for (reversal of) credit losses on loans	(259)	1,353	1,999	57	(222)	232	3,160
Charge-offs	(753)	(851)	—	(2)	—	(10)	(1,616)
Recoveries	240	—	—	16	—	2	258
Net charge-offs	(513)	(851)	—	14	—	(8)	(1,358)
Balance March 31, 2026	$32,410	$32,375	$15,219	$3,285	$1,000	$1,142	$85,431
Three Months Ended
Balance December 31, 2024	$28,847	$29,833	$16,383	$3,320	$1,565	$1,110	$81,058
Provision for (reversal of) credit losses on loans	1,166	4,175	(2,423)	271	(169)	(169)	2,851
Charge-offs	(45)	—	(310)	(224)	—	(3)	(582)
Recoveries	416	—	—	—	—	3	419
Net charge-offs	371	—	(310)	(224)	—	—	(163)
Balance March 31, 2025	$30,384	$34,008	$13,650	$3,367	$1,396	$941	$83,746
Collateral Dependent Loans
Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific allocation. The allowance for credit losses on collateral dependent loans was $6.4 million and $7.0 million, as of March 31, 2026 and December 31, 2025, respectively.
The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$5,066	$—	$5,066
Real estate:
Commercial real estate (including multi-family residential)	31,883	—	—	31,883
Commercial real estate construction and land development	905	—	—	905
1-4 family residential (including home equity)	13,567	—	—	13,567
Residential construction	292	—	—	292
Total	$46,647	$5,066	$—	$51,713

	December 31, 2025
	Real Estate	Business Assets	Other	Total
	(In thousands)
Commercial and industrial	$—	$4,390	$—	$4,390
Real estate:
Commercial real estate (including multi-family residential)	28,194	—	—	28,194
Commercial real estate construction and land development	1,838	—	—	1,838
1-4 family residential (including home equity)	10,944	—	—	10,944
Residential construction	448	—	—	448
Total	$41,424	$4,390	$—	$45,814
Nonaccrual Loans
The following tables present additional information regarding nonaccrual loans. No interest income was recognized on nonaccrual loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$3,144	$7,344	$10,488
Real estate:
Commercial real estate (including multi-family residential)	16,868	16,071	32,939
Commercial real estate construction and land development	905	—	905
1-4 family residential (including home equity)	9,426	6,494	15,920
Residential construction	292	—	292
Consumer and other	—	46	46
Total	$30,635	$29,955	$60,590

	December 31, 2025
	Nonaccrual Loans with No Related Allowance	Nonaccrual Loans with Related Allowance	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,291	$5,325	$7,616
Real estate:
Commercial real estate (including multi-family residential)	15,489	13,782	29,271
Commercial real estate construction and land development	1,838	—	1,838
1-4 family residential (including home equity)	8,170	5,163	13,333
Residential construction	448	—	448
Consumer and other	—	42	42
Total	$28,236	$24,312	$52,548

Loan Modifications
Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The percentage of loans modified comprised less than 1% of their respective classes of loan portfolios at March 31, 2026. The following table presents information regarding the period end balance of loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had no commitments to lend additional funds to these borrowers.
The following tables present information regarding loans that were modified due to the borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Real estate:
Commercial real estate (including multi-family residential)	$—	$10,842	$—	$—	$—	$—	$10,842
1-4 family residential (including home equity)	—	227	1,642	—	—	—	1,869
Total	$—	$11,069	$1,642	$—	$—	$—	$12,711

	Three Months Ended March 31, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial and industrial	$—	$1,586	$—	$—	$—	$—	$1,586
Real estate:
Commercial real estate (including multi-family residential)	—	904	—	—	—	—	904
Commercial real estate construction and land development	—	49	—	—	1,428	—	1,477
Total	$—	$2,539	$—	$—	$1,428	$—	$3,967

The following tables present, by loan portfolio, the financial effect of the Company’s loan modifications for the periods indicated:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
	(months)		(months)
Commercial and industrial	—	—%	15	—%
Real estate:
Commercial real estate (including multi-family residential)	6	—%	12	—%
Commercial real estate construction and land development	—	—%	3	—%
1-4 family residential (including home equity)	6	—%	—	—%
The following table presents modified loans that had a payment default, determined as 90 or more days past due, that were modified due to the borrowers experiencing financial difficulty during the periods indicated:

	Twelve Months Ended March 31, 2026			Twelve Months Ended March 31, 2025
	Term Extension	Payment Delay	Combination	Term Extension	Payment Delay	Combination
	(In thousands)
Commercial and industrial	$375	$—	$—	$—	$—	$—
Real estate:
Commercial real estate (including multi-family residential)	154	—	—	904	—	—
Commercial real estate construction and land development	172	—	—	290	—	—
1-4 family residential (including home equity)	—	1,641	—	1,077	—	—
Total	$701	$1,641	$—	$2,271	$—	$—
5. LEASES
At March 31, 2026, the Company had 30 operating leases consisting of branch locations, office facilities and equipment. The lease right-of-use asset is classified within premises and equipment and the lease liability is included in other liabilities on the balance sheet. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended March 31, 2026 and 2025.

Supplemental lease information at the dates indicated was as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Balance Sheet:
Operating lease right-of-use asset classified as premises and equipment	$14,342	$15,327
Operating lease liability classified as other liabilities	$15,511	$16,308
Weighted-average lease term, in years	6.64	6.74
Weighted-average discount rate	4.37%	4.35%
Lease costs for the dates indicated were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Income Statement:
Operating lease cost	$1,706	$1,763
Short-term lease cost	7	6
Total operating lease costs	$1,713	$1,769
The following table summarizes the contractual maturity of the Company’s lease liabilities as of the dates indicated below:

	March 31, 2026	December 31, 2025
	(In thousands)
Lease payments due:
Within one year	$3,133	$4,095
After one but within two years	3,917	3,917
After two but within three years	3,756	3,756
After three but within four years	2,000	2,000
After four but within five years	1,030	1,030
After five years	4,409	4,410
Total lease payments	18,245	19,208
Less: discount on cash flows	(2,734)	(2,900)
Total lease liability	$15,511	$16,308
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
The carrying amounts and estimated fair values of financial instruments that are reported on the balance sheet were as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$549,570	$549,570	$—	$—	$549,570
Available for sale securities	1,864,710	—	1,864,710	—	1,864,710
Loans held for investment, net of allowance	7,502,521	—	—	7,471,807	7,471,807
Accrued interest receivable	36,589	499	7,687	28,403	36,589
Financial liabilities
Deposits	$8,982,010	$—	$8,979,347	$—	$8,979,347
Accrued interest payable	5,240	—	5,240	—	5,240
Borrowed funds	135,000	—	135,000	—	135,000
Subordinated debt	40,256	—	40,239	—	40,239

	December 31, 2025
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Cash and cash equivalents	$419,453	$419,453	$—	$—	$419,453
Available for sale securities	2,198,459	—	2,198,459	—	2,198,459
Loans held for investment, net of allowance	7,216,962	—	—	7,203,747	7,203,747
Accrued interest receivable	35,869	294	7,950	27,625	35,869
Financial liabilities
Deposits	$9,021,466	$—	$9,019,219	$—	$9,019,219
Accrued interest payable	5,508	—	5,508	—	5,508
Subordinated debt	40,226	—	40,473	—	40,473

The following tables present fair values for assets and liabilities measured on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$87,645	$—	$87,645
Municipal securities	—	193,619	—	193,619
Agency mortgage-backed pass-through securities	—	805,887	—	805,887
Agency collateralized mortgage obligations	—	673,985	—	673,985
Corporate bonds and other	—	103,574	—	103,574
Interest rate swaps and caps	—	4,114	—	4,114
Credit risk participation agreements	—	—	6	6
Total fair value of financial assets	$—	$1,868,824	$6	$1,868,830
Financial liabilities
Interest rate swaps and caps	$—	$4,114	$—	$4,114
Total fair value of financial liabilities	$—	$4,114	$—	$4,114

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets
Available for sale securities:
U.S. government and agency securities	$—	$392,475	$—	$392,475
Municipal securities	—	196,201	—	196,201
Agency mortgage-backed pass-through securities	—	807,986	—	807,986
Agency collateralized mortgage obligations	—	697,065	—	697,065
Corporate bonds and other	—	104,732	—	104,732
Interest rate swaps and caps	—	4,252	—	4,252
Credit risk participation agreements	—	—	6	6
Total fair value of financial assets	$—	$2,202,711	$6	$2,202,717
Financial liabilities
Interest rate swaps and caps	$—	$4,252	$—	$4,252
Total fair value of financial liabilities	$—	$4,252	$—	$4,252
There were no transfers between levels during the three months ended March 31, 2026 or 2025.
Certain assets, including purchase credit deteriorated and individually evaluated loans with allowances for credit losses and foreclosed assets and branch assets held for sale, are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.

Assets measured on a nonrecurring basis for the periods noted are summarized in the table below:

	March 31, 2026
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$11,242
Commercial real estate construction and land development	—	—	12,505
Residential construction	—	—	5,139
Foreclosed assets	—	—	9,454
Total	$—	$—	$38,340

	December 31, 2025
	Level 1	Level 2	Level 3
	(In thousands)
Loans:
Commercial and industrial	$—	$—	$10,528
Commercial real estate construction and land development	—	—	10,377
Consumer and other	—	—	6,203
Foreclosed assets	—	—	7,492
Total	$—	$—	$34,600
7. DEPOSITS
Time deposits that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 thousand at March 31, 2026 and December 31, 2025 were $629.8 million and $638.0 million, respectively.
Scheduled maturities of time deposits as of March 31, 2026 were as follows (in thousands):

2026	$873,147
2027	100,607
2028	10,092
2029	6,186
Thereafter	12,459
Total	$1,002,491

As of March 31, 2026, the Company had brokered deposits of $4 thousand and $12.5 million, or 0.1% of total deposits, as of December 31, 2025. Also included within deposits are public funds which are deposits from governments and municipalities that are subject to seasonality and are fully collateralized by either securities pledged or Federal Home Loan Bank of Dallas (“FHLB”) letters of credit. Public funds totaled $1.30 billion, or 14.5% of total deposits, as of March 31, 2026 compared to $1.22 billion, or 13.6% of total deposits, as of December 31, 2025.
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

In connection with each swap transaction, the Company agreed to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the

Company agreed to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and do not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2026, management determined there was no such deterioration.

At both March 31, 2026 and December 31, 2025, the Company had ten interest rate swap agreements outstanding with borrowers and financial institutions. Changes in the net fair value are recognized in other noninterest income. Fair value amounts are included in other assets and other liabilities.

At both March 31, 2026 and December 31, 2025, the Company had one outstanding interest cap contract with a borrower and a financial institution that was entered into at the same time. This interest rate cap contract is not designated as a hedging instruments for mitigating interest rate risk. The objective of the transactions is to allow customers to effectively cap the interest rate on a variable rate loan.

At both March 31, 2026 and December 31, 2025, the Company had three credit risk participation agreements with another financial institution that are associated with interest rate swaps related to loans for which the Company is the lead agent bank and the other financial institution provides credit protection to the Company should the borrower fail to perform under the terms of the interest rate swap agreements. The fair value of the agreements is determined based on the market value of the underlying interest rate swaps adjusted for credit spreads and recovery rates.

Derivative instruments not designated as hedges as of the periods indicated below were as follows:

		March 31, 2026		December 31, 2025
	Classification	Notional Amounts	Fair Value	Notional Amounts	Fair Value
		(In thousands)
Financial institution counterparties:
Interest rate swaps	Other assets	$64,456	$3,774	$65,290	$3,684
Interest rate swaps	Other liabilities	39,357	(186)	39,357	(421)
Interest rate caps	Other assets	2,800	154	2,800	147
Customer counterparties:
Interest rate swaps	Other liabilities	$64,456	$(3,774)	$65,290	$(3,684)
Interest rate swaps	Other assets	39,357	186	39,357	421
Interest rate caps	Other liabilities	2,800	(154)	2,800	(147)
Credit risk participation agreements:
Financial institutions	Other assets	18,846	6	19,064	6

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Weighted-Average		Weighted-Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	Received	Paid	Received	Paid
Financial institution counterparties	5.90%	5.05%	6.01%	5.04%
Customer counterparties	5.05%	5.90%	5.04%	6.01%

9. BORROWINGS AND BORROWING CAPACITY
The Company has an available line of credit with the FHLB, which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2026, the Company had total borrowing capacity of $3.17 billion, of which $1.81 billion was available under this agreement, $1.23 billion was outstanding pursuant to FHLB letters of credit and $135.0 million was outstanding pursuant to FHLB advances. The FHLB advances outstanding at March 31, 2026 have a weighted-average rate of 3.77% and matured on April 1, 2026.
At March 31, 2026, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2026	$294,550
2027	752,030
2028	46,000
2029	84,000
Thereafter	55,000
Total	$1,231,580
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At March 31, 2026, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three months ended March 31, 2026. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2026, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
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
A summary of pertinent information related to the Company’s junior subordinated debentures outstanding at March 31, 2026 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All debentures were callable as of March 31, 2026.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027 and bore a floating rate of interest equal to 3-Month SOFR plus 3.03% spread adjustment. In December 2024, the Bank redeemed the Bank Notes at a redemption price equal to 100% of the principal amount of Bank Notes plus accrued and unpaid interest.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of March 31, 2026, the Company Notes bore interest at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. On October 1, 2025, the Company redeemed $30.0 million of the Company Notes. Any future redemptions will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders. On April 1, 2026, the Company redeemed all outstanding Company Notes. See Note 17 - Subsequent Events.
11. INCOME TAXES
The amount of the Company’s income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other non-deductible items.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Income tax expense	$6,414	$6,263
Effective income tax rate	19.2%	20.2%
Interest and penalties related to tax positions are recognized in the period in which they begin accruing or when the entity claims the position that does not meet the minimum statutory thresholds. The Company does not have any material uncertain tax positions and does not have any interest or penalties recorded in the income statement for the three months ended March 31, 2026 and 2025.

12. STOCK-BASED COMPENSATION
During 2025, the Company increased the maximum shares authorized to be issued under the 2022 Omnibus Incentive Plan (the “2022 Plan”) to 3,100,000 shares of common stock. All restricted stock and performance share units outstanding at March 31, 2026 were issued under the 2022 Plan. At March 31, 2026, there were 1,553,287 shares reserved and available for issuance under the 2022 Plan.
The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized total stock-based compensation expense of $2.0 million for the both of the three months ended March 31, 2026 and 2025.
Stock Options
Stock options outstanding at March 31, 2026 were issued under equity compensation plans that are no longer active. No additional shares may be issued under these compensation plans. Stock option activity during the three months ended March 31, 2026 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2026	72	$22.10	1.55	$634
Options granted	—	—
Options exercised	(15)	23.48
Options forfeited	—	—
Options outstanding, March 31, 2026	57	$21.73	1.27	$845
Options vested and exercisable, March 31, 2026	57	$21.73	1.27	$845
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
Nonvested shares of restricted stock activity during the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, January 1, 2026	460	$26.63
Share awards granted	195	37.66
Share awards vested	(193)	26.07
Unvested share awards forfeited or cancelled	(9)	27.34
Nonvested share awards outstanding, March 31, 2026	453	$31.59
As of March 31, 2026, there was $12.9 million of unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.34 years.

Performance Share Units (“PSUs”) and Performance Share Awards (“PSAs”)
The Company’s PSUs and PSAs are earned subject to certain performance goals being met after a specified performance period and are settled in shares of Company common stock. There were 53,088 PSUs awarded during the three months ended March 31, 2026, which were granted with a three-year performance period and will vest in March 2029. The grant date fair value of the PSUs and PSAs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with accounting standards codification (“ASC”) 718. At March 31, 2026, there was $4.0 million of unrecognized compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.23 years.
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
The contractual amounts of financial instruments with off-balance sheet risk are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Commitments to extend credit	$2,064,820	$2,102,646
Standby letters of credit	186,179	64,616
Total	$2,250,999	$2,167,262
    At March 31, 2026 and December 31, 2025, the Company had FHLB letters of credit in the amount of $1.23 billion and $2.17 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. For more information on FHLB borrowings, see Note 9 – Borrowings and Borrowing Capacity.
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

Allowance for Credit Losses on Unfunded Commitments

In addition to the allowance for credit losses on loans, the Company has established an allowance for credit losses on unfunded commitments to extend credit, which is classified in other liabilities and adjusted through a provision for (or reversal of) credit loss charged to expense. The allowance represents estimates of expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to be funded. The estimate of commitments expected to fund is based on historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to fund are based on the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The allowance for credit losses on unfunded commitments as of March 31, 2026 and December 31, 2025 was $15.5 million and $16.2 million, respectively. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The Company recorded a provision on unfunded commitments of $663 thousand during the three months ended March 31, 2026 compared to a provision on unfunded commitments of $781 thousand for the three months ended March 31, 2025.
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
Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes as of March 31, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were then subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Bank’s capital ratios as of March 31, 2026 exceed the minimum levels necessary to be considered “well-capitalized” under the prompt corrective action regulatory framework.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2026 and December 31, 2025:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
STELLAR BANCORP, INC. (Consolidated)
March 31, 2026
Total Capital (to risk-weighted assets)	$1,322,183	15.48%	$683,464	8.00%	$897,046	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,193,324	13.97%	384,448	4.50%	598,031	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,203,580	14.09%	512,598	6.00%	726,180	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,203,580	11.29%	426,520	4.00%	426,520	4.00%	N/A	N/A
December 31, 2025
Total Capital (to risk-weighted assets)	$1,301,075	15.73%	$661,851	8.00%	$868,679	10.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	1,173,283	14.18%	372,291	4.50%	579,119	7.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	1,183,509	14.31%	496,388	6.00%	703,216	8.50%	N/A	N/A
Tier 1 Leverage (to average tangible assets)	1,183,509	11.52%	410,785	4.00%	410,785	4.00%	N/A	N/A
STELLAR BANK
March 31, 2026
Total Capital (to risk-weighted assets)	$1,256,576	14.74%	$682,062	8.00%	$895,206	10.50%	$852,577	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,155,974	13.56%	383,660	4.50%	596,804	7.00%	554,175	6.50%
Tier 1 Capital (to risk-weighted assets)	1,155,974	13.56%	511,546	6.00%	724,691	8.50%	682,062	8.00%
Tier 1 Leverage (to average tangible assets)	1,155,974	10.86%	425,814	4.00%	425,814	4.00%	532,267	5.00%
December 31, 2025
Total Capital (to risk-weighted assets)	$1,241,007	15.03%	$660,452	8.00%	$866,844	10.50%	$825,566	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	1,141,442	13.83%	371,504	4.50%	577,896	7.00%	536,618	6.50%
Tier 1 Capital (to risk-weighted assets)	1,141,442	13.83%	495,339	6.00%	701,731	8.50%	660,452	8.00%
Tier 1 Leverage (to average tangible assets)	1,141,442	11.14%	410,038	4.00%	410,038	4.00%	512,548	5.00%
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

15. EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated as net income divided by the weighted-average number of common shares outstanding during the period. All restricted shares and performance share awards are considered outstanding at the date of grant. Diluted earnings per common share is computed using the weighted-average number of common shares determined for the basic earnings per common share computation plus the potential diluted effect of outstanding stock options and performance share units using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share and for the reported periods is provided below.

	Three Months Ended March 31,
	2026		2025
	Amount	Per Share Amount	Amount	Per Share Amount
	(Dollars in thousands, except per share data)
Net income attributable to shareholders	$26,966		$24,702
Basic:
Weighted-average shares outstanding	50,829	$0.53	53,146	$0.46
Diluted:
Add incremental shares for:
Dilutive effect of stock option exercises and performance share units	115		51
Total	50,944	$0.53	53,197	$0.46
There were 18,286 and 93,905 shares not considered in computing diluted earnings per share as of March 31, 2026 and 2025, respectively, as they were antidilutive.

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

17. SUBSEQUENT EVENTS

On April 1, 2026, the Company redeemed the remaining $30.0 million of its aggregate principal amount 4.70% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Company Notes”). The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $529 thousand for accrued and unpaid interest to, but excluding, the redemption date. The redemption on April 1, 2026 resulted in the redemption of all of the outstanding Company Notes.

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
There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward‑looking statements, including, but not limited to, the risks described in “Part I— Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the following:
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
Pending Merger with Prosperity
On January 27, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Prosperity (the “Merger”), with Prosperity continuing as the surviving corporation in the Merger. Immediately following the Merger, Stellar Bank will merge with and into Prosperity’s wholly owned banking subsidiary, Prosperity Bank (the “Bank Merger”). Prosperity Bank will continue as the surviving bank in the Bank Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Stellar Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Prosperity or Stellar and shares held by a holder of Stellar Common Stock who has properly exercised applicable dissenters’ rights in respect of such share, will be converted into the right to receive (i) 0.3803 shares of common stock, par value $1.00 per share, of Prosperity and (ii) an amount in cash equal to $11.36. Stellar and Prosperity have received all regulatory approvals necessary to complete the Merger and the Bank Merger. In connection with the Merger, Stellar has called a special meeting of its shareholders to be held on May 27, 2026. Stellar shareholders of record as of the close of business on April 10, 2026 are entitled to vote at the special meeting. Completion of the Merger and the Bank Merger remains subject to Stellar shareholder approval and satisfaction of remaining customary closing conditions. The Merger is expected to be completed on or about July 1, 2026, subject to approval by Stellar shareholders and the satisfaction or waiver of other customary closing conditions set forth in the Merger Agreement. See Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
We generate a majority of our income from interest income on loans, interest income from investments in securities and service charges on customer accounts. We incur interest expense on deposits and other borrowed funds and noninterest expenses such as salaries and employee benefits and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings that are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the interest expenses of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
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
Critical Accounting Policies
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1– Nature of Operations and Summary of Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

As of March 31, 2026, based on sensitivity analyses across all segments of the performing loan portfolio, a 5% increase in historical loss rates would have increased funded reserves by $1.1 million. On the other hand, a 5% increase in each qualitative risk factor across all segments (where assigned) would have increased funded reserves by $2.9 million. Increasing estimated loss rates by 5% (i.e., quantitative and qualitative) would have a $3.6 million impact.

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

See Note 2 – Goodwill and Other Intangible Assets to the consolidated financial statements for additional information on the Company’s goodwill.
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
Results of Operations
Net income was $27.0 million, or $0.53 per diluted share, for the three months ended March 31, 2026 compared to $24.7 million, or $0.46 per diluted share, for the three months ended March 31, 2025. The increase in net income was primarily due to a $6.7 million increase in net interest income and a $1.1 million decrease in the provision for credit losses partially offset by a $5.0 million increase in noninterest expense.
Annualized return on average assets, return on average equity and efficiency ratios were 0.98%, 6.51% and 63.27% for the three months ended March 31, 2026, respectively, compared to 0.94%, 6.21% and 61.93% for the three months ended March 31, 2025, respectively. The efficiency ratio is calculated by dividing total noninterest expense, excluding amortization of core deposit intangibles, by the sum of net interest income plus noninterest income, excluding net gains and losses on the sale/write-down of assets. Additionally, taxes and provisions for credit losses are not part of the efficiency ratio calculation.
Net Interest Income
Three months ended March 31, 2026 compared with three months ended March 31, 2025. Net interest income before the provision for credit losses for the three months ended March 31, 2026 was $105.9 million compared with $99.3 million for the three months ended March 31, 2025, an increase of $6.7 million, or 6.7%, primarily due to the increase in average securities along with the decrease in interest expense due to lower rates on interest-bearing liabilities.
Interest income was $145.1 million for the three months ended March 31, 2026, an increase of $2.8 million, or 1.9%, compared with $142.3 million for the three months ended March 31, 2025, primarily due to the increase in average securities, as a result of short-term investments made to support public funds seasonality during the first quarter of 2026, and the yield on securities partially offset by a decrease in the yield on loans and deposits in other financial institutions. The yield on the securities portfolio increased to 3.86% for the three months ended March 31, 2026 from 3.78% for the same period in 2025. Average interest-earning assets increased $547.0 million, or 5.7%, for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, primarily due the increase in average securities, average loans and average deposits in other financial institutions while the average yield decreased to 5.80% for the three months ended March 31, 2026 compared with 6.02% for the three months ended March 31, 2025 due to a decrease in the yield on loans and deposits in other financial institutions. Interest income from purchase accounting adjustments was $3.6 million for the three months ended March 31, 2026 compared to $5.4 million for the three months ended March 31, 2025.
Interest expense was $39.2 million for the three months ended March 31, 2026, a decrease of $3.9 million, or 9.1%, compared with $43.1 million for the three months ended March 31, 2025. This decrease was primarily due to lower interest rates, a decrease in higher rate certificates and time deposits and a decrease in average borrowed funds and average subordinated debt. The cost of average interest-bearing liabilities decreased to 2.65% for the three months ended March 31, 2026 from 3.14% for the same period in 2025. Average interest-bearing liabilities increased $437.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in average interest-bearing demand deposits and money market and savings deposits, partially offset by decreases in certificates and other time deposits, borrowed funds and subordinated debt.
Tax equivalent net interest margin, defined as net interest income adjusted for tax-free income divided by average interest-earning assets for the three months ended March 31, 2026 was 4.24%, an increase of 4 basis points compared to 4.20% for the three months ended March 31, 2025. The increase in the net interest margin on a tax equivalent basis was primarily due to decreased funding costs and higher interest-earning assets partially offset by lower purchase accounting accretion and changes in the earning asset mix. The average rate paid on interest-bearing liabilities of 2.65% and the average yield on interest-earning assets of 5.80% for the three months ended March 31, 2026 decreased by 49 basis points and 22 basis points, respectively, over the same period in 2025. Tax equivalent adjustments to net interest margin are the result of increasing income from tax-free securities and loans by an amount equal to the taxes that would have been paid if the income were fully taxable based on a 21% federal tax rate for the three months ended March 31, 2026 and 2025, thus making tax-exempt yields comparable to taxable asset yields.
The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the annualized resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average loans include loans on nonaccrual status carrying a zero yield.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$7,462,404	$119,783	6.51%	$7,344,298	$120,640	6.66%
Securities	2,145,882	20,428	3.86%	1,817,286	16,960	3.78%
Deposits in other financial institutions	530,947	4,884	3.73%	430,621	4,720	4.45%
Total interest-earning assets	10,139,233	$145,095	5.80%	9,592,205	$142,320	6.02%
Allowance for credit losses on loans	(83,396)			(81,166)
Noninterest-earning assets	1,087,991			1,100,652
Total assets	$11,143,828			$10,611,691

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,333,522	$13,860	2.41%	$1,911,625	$12,392	2.63%
Money market and savings deposits	2,594,999	15,784	2.47%	2,234,571	15,182	2.76%
Certificates and other time deposits	1,011,031	8,624	3.46%	1,296,972	13,527	4.23%
Borrowed funds	17,056	149	3.54%	45,795	517	4.58%
Subordinated debt	40,242	747	7.53%	70,121	1,444	8.35%
Total interest-bearing liabilities	5,996,850	$39,164	2.65%	5,559,084	$43,062	3.14%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	3,387,638			3,346,066
Other liabilities	79,940			92,299
Total liabilities	9,464,428			8,997,449
Shareholders’ equity	1,679,400			1,614,242
Total liabilities and shareholders’ equity	$11,143,828			$10,611,691

Net interest rate spread			3.15%			2.88%

Net interest income and margin(1)		$105,931	4.24%		$99,258	4.20%

Net interest income and margin (tax equivalent)(2)		$106,041	4.24%		$99,353	4.20%

Cost of funds			1.69%			1.96%
Cost of deposits			1.66%			1.90%
(1)The net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2)Tax-equivalent adjustments have been computed using a federal income tax rate of 21% for the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,940	$(2,797)	$(857)
Securities	3,067	401	3,468
Deposits in other financial institutions	1,100	(936)	164
Total increase (decrease) in interest income	6,107	(3,332)	2,775
Interest-bearing liabilities:
Interest-bearing demand deposits	2,735	(1,267)	1,468
Money market and savings deposits	2,449	(1,847)	602
Certificates and other time deposits	(2,982)	(1,921)	(4,903)
Borrowed funds	(324)	(44)	(368)
Subordinated debt	(615)	(82)	(697)
Total increase (decrease) in interest expense	1,263	(5,161)	(3,898)
Increase in net interest income	$4,844	$1,829	$6,673
Provision for Credit Losses
Our allowance for credit losses is established through charges to income in the form of the provision to bring our allowance for credit losses for various types of financial instruments including loans, unfunded commitments and securities to a level deemed appropriate by management. We recorded a provision for credit losses of $2.5 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. The provision for credit losses for the three months ended March 31, 2026 was primarily due to the increase in loan balances and specific reserves within the allowance for credit losses model, among other things, compared to the same period in the prior year.
Noninterest Income
Our primary sources of noninterest income are service charges on deposit accounts, bank-owned life insurance income and debit card and interchange income. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.
Three months ended March 31, 2026 compared with three months ended March 31, 2025. Noninterest income totaled $5.1 million for the three months ended March 31, 2026 compared with $5.5 million for the same period in 2025, a decrease of $395 thousand, or 7.2%, primarily due to $417 thousand of net gains on the sale/write-down of assets in the first quarter of 2025, compared to a net loss of $37 thousand on the sale/write-down of assets in the first quarter of 2026.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(In thousands)
Service charges on deposit accounts	$1,635	$1,584	$51
(Loss) gain on sale/write-down of assets	(37)	417	(454)
Bank-owned life insurance income	626	610	16
Debit card and interchange income	547	520	27
Other(1)	2,339	2,374	(35)
Total noninterest income	$5,110	$5,505	$(395)
(1)Other includes small business investment company income, FHLB dividends, FRB dividends and wire transfer fees among other items.
Noninterest Expense
Three months ended March 31, 2026 compared with three months ended March 31, 2025. Noninterest expense was $75.2 million for the three months ended March 31, 2026 compared to $70.2 million for the three months ended March 31, 2025 an increase of $5.0 million, or 7.1%, primarily due to $3.3 million of acquisition and merger-related expenses attributable to the pending Merger with Prosperity along with an increase in annual salaries and employee benefits partially offset by decreases in professional fees and amortization of intangibles.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(In thousands)
Salaries and employee benefits(1)	$43,931	$41,792	$2,139
Net occupancy and equipment	4,575	3,926	649
Depreciation	1,971	1,995	(24)
Data processing and software amortization	6,073	5,682	391
Professional fees	886	1,786	(900)
Regulatory assessments and FDIC insurance	1,639	1,733	(94)
Amortization of intangibles	4,886	5,548	(662)
Communications	759	847	(88)
Advertising	799	782	17
Acquisition and merger-related expenses	3,307	—	3,307
Other	6,338	6,075	263
Total noninterest expense	$75,164	$70,166	$4,998
(1)Total salaries and employee benefits includes $2.0 million for both of the three months ended March 31, 2026 and 2025, respectively, of stock-based compensation expense.
Acquisition and merger-related expenses. Acquisition and merger-related expenses of $3.3 million incurred during the three months ended March 31, 2026 were primarily related to legal and advisory fees associated with the pending Merger.
Salaries and employee benefits. Salaries and benefits increased $2.1 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to annual salary increases and the increase in full-time equivalent employees.
Professional fees. Professional fees decreased $900 thousand during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to consulting fees incurred related to various projects in 2025.

Amortization of intangibles. Amortization of intangibles decreased $662 thousand during the three months ended March 31, 2026 compared to the same period in 2025.
Efficiency Ratio
The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance. We calculate our efficiency ratio by dividing total noninterest expense, excluding the amortization of core deposits intangibles, by the sum of net interest income and noninterest income, excluding net gains and losses on the sale/write-down of assets. Additionally, taxes and provision for credit losses are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.27% for the three months ended March 31, 2026 compared to 61.93% for the three months ended March 31, 2025.
We monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we continue to monitor overhead expenses necessary to support our growth.
Income Taxes
The amount of federal and state income tax expense is influenced by the amount of pre-tax income, tax-exempt income and other non-deductible expenses. Income tax expense increased $151 thousand for the three months ended March 31, 2026 compared with the same period in 2025 primarily due to the changes in pre-tax net income. Our effective tax rate was 19.2% for the three months ended March 31, 2026 compared to 20.2% for the three months ended March 31, 2025.
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
Financial Condition
Loan Portfolio
At March 31, 2026, total loans were $7.59 billion, an increase of $287.4 million, or 3.9%, compared with December 31, 2025. Total loans as a percentage of deposits were 84.5% and 80.9% as of March 31, 2026 and December 31, 2025, respectively. Total loans as a percentage of assets were 69.7% and 67.6% as of March 31, 2026 and December 31, 2025, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,563,421	20.6%	$1,476,559	20.2%
Real estate:
Commercial real estate (including multi-family residential)	3,844,629	50.7%	3,766,294	51.6%
Commercial real estate construction and land development	821,723	10.8%	720,779	9.9%
1-4 family residential (including home equity)	1,167,436	15.4%	1,136,227	15.6%
Residential construction	102,609	1.3%	124,653	1.7%
Consumer and other	88,134	1.2%	76,079	1.0%
Total loans	7,587,952	100.0%	7,300,591	100.0%
Allowance for credit losses on loans	(85,431)		(83,629)
Loans, net	$7,502,521		$7,216,962

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
Commercial and Industrial. We make commercial and industrial loans in our market area that are underwritten on the basis of the borrower’s ability to service the debt from income. The increased risk in these loans derives from the expectation that commercial and industrial loans generally are serviced principally from the operations of the business, which may not be successful and from the type of collateral securing these loans. Commercial and industrial loans are typically collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and are generally backed by a personal guaranty of the borrower or principal. This collateral may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result, commercial and industrial loans require more extensive underwriting and servicing than other types of loans. Our commercial and industrial loan portfolio increased $86.9 million, or 5.9%, to $1.56 billion as of March 31, 2026 from $1.48 billion as of December 31, 2025.

Commercial Real Estate (Including Multi-Family Residential). We make loans to finance the purchase or ownership of commercial real estate. As of March 31, 2026, our commercial real estate loans comprised 50.7% of our loan portfolio. Repayment is generally dependent on the successful operations of the property and may be impacted by general economic conditions, including fluctuations in the value of real estate, vacancy rates and unemployment trends. The collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. As of March 31, 2026 and December 31, 2025, 47.2% and 47.7%, respectively, of our commercial real estate loans were owner-occupied. Our commercial real estate loan portfolio increased $78.3 million, or 2.1%, to $3.84 billion as of March 31, 2026 from $3.77 billion as of December 31, 2025.
The following table summarizes our commercial real estate loan portfolio by type of property securing the loans at March 31, 2026.

Property Type	Amount	Average Loan Size	Percent of Total
	(Dollars in thousands)
Warehouse	$645,366	$908	16.8%
Retail	596,395	1,368	15.5%
Multi-family	492,987	2,441	12.8%
Office	365,292	817	9.5%
Convenience Store	359,348	1,372	9.4%
Industrial	235,420	2,264	6.1%
Restaurant / Bar	139,178	1,039	3.6%
Church	128,176	929	3.3%
Auto Sales / Repair	124,048	738	3.2%
Healthcare	95,165	1,094	2.5%
Hotel / Motel	87,525	3,242	2.3%
Other	575,729	1,254	15.0%
Total	$3,844,629	1,182	100.0%
As of March 31, 2026, our commercial real estate loan (including multi-family residential loans) portfolio included $289.5 million of multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing compared to $286.3 million as of December 31, 2025.
Commercial Real Estate Construction and Land Development. We make commercial real estate construction and land development loans to fund commercial construction, land acquisition and real estate development construction. Construction loans involve additional risks as they often involve the disbursement of funds with the repayment dependent on the ultimate success of the project’s completion. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are monitored closely by management. Due to uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often includes the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. As of March 31, 2026 and December 31, 2025, 18.3% and 14.6%, respectively, of our commercial real estate construction and land development loans were owner-occupied. Our commercial real estate construction and land development loans increased $100.9 million, or 14.0%, to $822 million as of March 31, 2026 compared to $720.8 million as of December 31, 2025.
As of March 31, 2026, our commercial real estate construction and land development loan portfolio included $111.3 million of construction and development loans to support multi-family community development loans with associated tax credits, which fund Texas based projects to promote affordable housing compared to $102.4 million as of December 31, 2025.
1-4 Family Residential (Including Home Equity). Our residential real estate loans include the origination of 1-4 family residential mortgage loans (including home equity and home improvement loans and home equity lines of credit) collateralized by owner-occupied residential properties located in our market areas. Our residential real estate portfolio (including home equity) increased $31.2 million, or 2.7%, to $1.17 billion as of March 31, 2026 from $1.14 billion as of December 31, 2025.
Residential Construction. We make residential construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or with the proceeds of a mortgage loan. These loans are secured by the real property being built and are made based on our assessment of the value of the property on an as-completed basis. Our residential construction loans portfolio decreased $22.0 million, or 17.7%, to $102.6 million as of March 31, 2026 from $124.7 million as of December 31, 2025.
Consumer and Other. Our consumer and other loan portfolio is made up of loans made to individuals for personal purposes and deferred fees and costs on all loan types. Generally, consumer loans entail greater risk than residential real estate loans because they may be unsecured or if secured the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Our consumer and other loan portfolio increased $12.1 million, or 15.8%, to $88.1 million as of March 31, 2026 from $76.1 million as of December 31, 2025.
Concentrations of Credit
The vast majority of our lending activity occurs in the Houston and Beaumont MSAs. Our loans are primarily secured by real estate, including commercial and residential construction, owner-occupied and nonowner-occupied and multi-family commercial real estate, raw land and other real estate based loans located in the Houston and Beaumont MSAs. As of March 31, 2026 and December 31, 2025, commercial real estate and commercial construction loans represented 61.5% of our total loans.
Asset Quality
We have procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and monitor our delinquency levels for any negative or adverse trends.
Nonperforming Assets
Nonperforming assets totaled $70.1 million, or 0.64%, of total assets, at March 31, 2026 compared to $60.0 million, or 0.56%, of total assets at December 31, 2025. Nonaccrual loans consisted of 160 separate credits at March 31, 2026 compared to 171 separate credits at December 31, 2025.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans:
Commercial and industrial	$10,488	$7,616
Real estate:
Commercial real estate (including multi-family residential)	32,939	29,271
Commercial real estate construction and land development	905	1,838
1-4 family residential (including home equity)	15,920	13,333
Residential construction	292	448
Consumer and other	46	42
Total nonaccrual loans	60,590	52,548
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	60,590	52,548
Foreclosed assets	9,489	7,492
Total nonperforming assets	$70,079	$60,040
Troubled loan modifications(1)	$10,916	$2,085
Nonperforming assets to total assets	0.64%	0.56%
Nonperforming loans to total loans	0.80%	0.72%
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
At March 31, 2026, our allowance for credit losses on loans was $85.4 million, or 1.13% of total loans, compared with $83.6 million, or 1.15% of total loans, as of December 31, 2025. The increase in the allowance for credit losses on loans during the first quarter of 2026 primarily resulted from the increase in loan balances and specific reserves, among other things, within the allowance for credit losses model.

The following table presents an analysis of the allowance for loan losses and other related data as of and for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Average loans outstanding	$7,462,404	$7,344,298
Gross loans outstanding at end of period	7,587,952	7,283,133
Allowance for credit losses on loans at beginning of period	83,629	81,058
Provision for credit losses on loans	3,160	2,851
Charge-offs:
Commercial and industrial loans	(753)	(45)
Real estate:
Commercial real estate (including multi-family residential)	(851)	—
Commercial real estate construction and land development	—	(310)
1-4 family residential (including home equity)	(2)	(224)
Consumer and other	(10)	(3)
Total charge-offs for all loan types	(1,616)	(582)
Recoveries:
Commercial and industrial loans	240	416
Real estate:
1-4 family residential (including home equity)	16	—
Consumer and other	2	3
Total recoveries for all loan types	258	419
Net charge-offs	(1,358)	(163)
Allowance for credit losses on loans at end of period	$85,431	$83,746
Allowance for credit losses on loans to total loans	1.13%	1.15%
Net charge-offs to average loans(1)	0.07%	0.01%
Allowance for credit losses on loans to nonperforming loans	141.00%	153.61%
(1)Annualized.
See Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statement for additional information regarding how we estimate and evaluate the credit risk in our loan portfolio.
Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments to extend credit estimates current expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is a liability account reported as a component of other liabilities in our consolidated balance sheets and is adjusted through a provision for (or reversal of) credit loss charged to expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to be funded. The estimate of commitments expected to fund is affected by historical analysis looking at utilization rates. The expected credit loss rates applied to the commitments expected to be funded are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. At March 31, 2026, our allowance for credit losses on unfunded commitments decreased to $15.5 million compared to $16.2 million at December 31, 2025 primarily due to a decrease in unfunded commitments.
See Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies in the accompanying notes to the consolidated financial statement for additional information regarding unfunded commitments to extend credit.

Available for Sale Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging and regulatory capital requirements. As of March 31, 2026, the carrying amount of investment securities totaled $1.86 billion, a decrease of $333.7 million, or 15.2%, compared with $2.20 billion as of December 31, 2025. The balance of investment securities at December 31, 2025 was higher than usual due to short-term investments made due to public funds seasonality. Securities represented 17.1% and 20.3% of total assets as of March 31, 2026 and December 31, 2025, respectively.
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

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$89,315	$546	$(2,216)	$87,645
Municipal securities	217,653	355	(24,389)	193,619
Agency mortgage-backed pass-through securities	839,002	2,252	(35,367)	805,887
Agency collateralized mortgage obligations	723,509	1,483	(51,007)	673,985
Corporate bonds and other	107,861	678	(4,965)	103,574
Total	$1,977,340	$5,314	$(117,944)	$1,864,710

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
U.S. government and agency securities	$394,361	$497	$(2,383)	$392,475
Municipal securities	218,143	627	(22,569)	196,201
Agency mortgage-backed pass-through securities	831,815	5,548	(29,377)	807,986
Agency collateralized mortgage obligations	737,627	3,375	(43,937)	697,065
Corporate bonds and other	108,820	564	(4,652)	104,732
Total	$2,290,766	$10,611	$(102,918)	$2,198,459
Investment securities classified as available for sale or held to maturity are evaluated for expected credit losses under ASC Topic 326. See Note 3 – Securities in the accompanying notes to the consolidated financial statements for additional information. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore, no losses have been recognized in the Company’s consolidated statements of income.

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

	March 31, 2026
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$—	0.00%	$3,900	4.82%	$392	2.68%	$85,023	4.24%	$89,315	4.26%
Municipal securities	1,809	4.74%	16,752	2.28%	79,365	2.36%	119,727	2.45%	217,653	2.42%
Agency mortgage-backed pass-through securities	14	2.70%	8,586	4.06%	16,924	2.56%	813,478	4.32%	839,002	4.29%
Agency collateralized mortgage obligations	10,902	2.83%	28,191	3.73%	46,110	4.23%	638,306	3.30%	723,509	3.37%
Corporate bonds and other	1,154	0.80%	2,000	8.33%	73,840	5.74%	30,867	2.26%	107,861	4.74%
Total	$13,879	2.91%	$59,429	3.59%	$216,631	3.93%	$1,687,401	3.76%	$1,977,340	3.77%

	December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Available for Sale
U.S. government and agency securities	$298,792	3.59%	$2,571	5.86%	$2,229	3.78%	$90,769	4.51%	$394,361	3.82%
Municipal securities	—	0.00%	14,660	2.76%	76,295	2.34%	127,188	2.50%	218,143	2.46%
Agency mortgage-backed pass-through securities	14	2.74%	8,684	4.05%	10,606	3.37%	812,511	4.29%	831,815	4.28%
Agency collateralized mortgage obligations	4,991	2.80%	34,743	3.65%	35,170	4.33%	662,723	3.37%	738,627	3.43%
Corporate bonds and other	1,145	3.07%	—	0.00%	71,832	5.65%	35,843	2.81%	108,820	4.69%
Total	$304,942	3.57%	$60,658	3.59%	$196,132	3.98%	$1,729,034	3.79%	$2,290,766	3.77%
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
As of March 31, 2026 and December 31, 2025, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which the aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity.
The average yield of our securities portfolio was 3.86% for the three months ended March 31, 2026 compared with 3.78% for the three months ended March 31, 2025. The increase in average yield during the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to security purchases during the quarter increasing the mix of higher-yielding securities within the portfolio.

Goodwill and Core Deposit Intangibles
Goodwill was $497.3 million as of March 31, 2026 and December 31, 2025. Goodwill resulting from business combinations represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill is assessed annually for impairment and on an interim basis if an event occurs or circumstances change that would indicate that the carrying amount of the asset may not be recoverable.
Core deposit intangibles, net, as of March 31, 2026 was $66.1 million and $71.0 million as of December 31, 2025. Core deposit intangibles are amortized using the straight-line or an accelerated method over the estimated useful life of seven to ten years.
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
Total deposits at March 31, 2026 were $8.98 billion, a decrease of $39.5 million, or 0.4%, compared with $9.02 billion at December 31, 2025 primarily driven by seasonality, industry-wide pressures and the maintenance of pricing discipline in an intensely competitive market for deposits. Noninterest-bearing deposits at March 31, 2026 were $3.21 billion, a decrease of $197.3 million, or 5.8%, compared with $3.41 billion at December 31, 2025. Interest-bearing deposits at March 31, 2026 were $5.77 billion, an increase of $157.8 million, or 2.8%, compared with $5.61 billion at December 31, 2025. Our ratio of noninterest-bearing deposits to total deposits was 35.7% and 37.8% at March 31, 2026 and December 31, 2025, respectively. Deposits include fully collateralized public funds of $1.20 billion and $1.11 billion at March 31, 2026 and December 31, 2025, respectively.
The following table sets forth the amount of time deposits that met or exceeded the FDIC insurance limit of $250 thousand by time remaining until maturity at March 31, 2026 (in thousands):

Three months or less	$203,329
Over three months through six months	360,556
Over six months through 12 months	47,860
Over 12 months	18,015
Total	$629,760
Borrowings
The Company has an available line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows the Company to borrow on a collateralized basis. FHLB advances are used to manage liquidity as needed. The advances are secured by blanket liens on certain loans. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2026, the Company had a total borrowing capacity of $3.17 billion, of which $1.81 billion was available under this agreement, $1.23 billion was outstanding pursuant to FHLB letters of credit and $135.0 million was outstanding pursuant to FHLB advances. The FHLB advances outstanding at March 31, 2026 have a weighted-average rate of 3.77% and matured on April 1, 2026.
At March 31, 2026, the Company had FHLB letters of credit pledged as collateral for public and other deposits of state and local government agencies which expire in the following periods (in thousands):

2026	$294,550
2027	752,030
2028	46,000
2029	84,000
Thereafter	55,000
Total	$1,231,580

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
A summary of pertinent information related to the Company’s issuances of junior subordinated debentures outstanding at March 31, 2026 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Junior Subordinated Debt Owed to Trusts	Maturity Date(1)
(Dollars in thousands)
Farmers & Merchants Capital Trust II	November 13, 2003	$7,500	$7,732	November 8, 2033
Farmers & Merchants Capital Trust III	June 30, 2005	3,500	3,609	July 7, 2035
			$11,341
(1) All junior subordinated debentures were callable at March 31, 2026.
Subordinated Notes
In December 2017, the Bank issued $40.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Bank Notes”) due December 15, 2027 and bore a floating rate of interest equal to 3-Month SOFR plus 3.03% spread adjustment. In December 2024, the Bank redeemed the Bank Notes at a redemption price equal to 100% of the principal amount of Bank Notes plus accrued and unpaid interest.

In September 2019, the Company issued $60.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Company Notes”) due October 1, 2029. As of March 31, 2026, the Company Notes bear interest at a floating rate equal to 3-Month SOFR plus 3.13% and a spread adjustment for each quarterly interest period, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. On October 1, 2025, the Company redeemed $30.0 million of the Company notes. Any redemptions will be at a redemption price equal to 100% of the principal amount of Company Notes being redeemed, plus accrued and unpaid interest, and will be subject to, and require, prior regulatory approval. The Company Notes are not subject to redemption at the option of the holders.

On April 1, 2026, the Company redeemed the remaining $30.0 million of its Company Notes. The redemption price for the Company Notes was equal to 100% of the principal amount of the Company Notes redeemed, plus $529 thousand for accrued and unpaid interest to, but excluding, the redemption date. The redemption on April 1, 2026 resulted in the redemption of all of the outstanding Company Notes.

Credit Agreement
On December 13, 2024, the Company renewed its loan agreement with another financial institution (the “Loan Agreement”) that provides for a $75.0 million revolving line of credit. At March 31, 2026, there were no outstanding borrowings on this line of credit and no draws were taken on this line of credit during the three months ended March 31, 2026. Interest accrues on outstanding borrowings at a per annum rate equal to 3-month SOFR plus 2.75%, calculated in accordance with the terms of the revolving promissory note and payable quarterly through the first 24 months. The entire outstanding balance and unpaid interest is payable in full on December 13, 2033, the maturity date. The Company may prepay the principal amount of the line of credit without premium or penalty. The obligations of the Company under the Loan Agreement are secured by a pledge of all of the issued and outstanding shares of capital stock of the Bank.
Covenants made under the Loan Agreement include, among other things, while there are obligations outstanding under Loan Agreement, the Company shall maintain a cash flow to debt service (as defined in the Loan Agreement) of not less than 1.25, the Bank’s Texas Ratio (as defined in the Loan Agreement) not to exceed 20.0%, the Bank shall maintain a Tier 1 Leverage Ratio (as defined under the Loan Agreement) of at least 8.0% and includes restrictions on the ability of the Company and its subsidiaries to incur certain additional debt. As of March 31, 2026, the Company believes it was in compliance with all such debt covenants and had not been made aware of any noncompliance by the lender.
Liquidity and Capital Resources
Liquidity
Liquidity is the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs and to maintain reserve requirements to operate on an ongoing basis and manage unexpected events, all at a reasonable cost. During the three months ended March 31, 2026 and the year ended December 31, 2025, our liquidity needs have primarily been met by deposits, borrowed funds and securities. The Bank has access to purchased funds from correspondent banks, the Federal Reserve discount window and advances from the FHLB, on a collateralized basis, are available under a security and pledge agreement to take advantage of investment opportunities.
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
Our largest source of funds is deposits and our largest use of funds is loans. Average total deposits increased $538.0 million, or 6.1%, and average loans increased $118.1 million, or 1.6%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We predominantly invest excess deposits in Federal Reserve Bank of Dallas balances, securities, interest-bearing deposits at other banks or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio had a weighted-average life of 7.4 years and 6.4 years at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, we had outstanding commitments to extend credit of $2.06 billion and $2.10 billion, respectively, and commitments associated with outstanding letters of credit of $186.2 million and $65.6 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. At March 31, 2026 and December 31, 2025, we had FHLB letters of credit in the amount of $1.23 billion and $2.17 billion, respectively, pledged as collateral for public and other deposits of state and local government agencies. See Note 9 – Borrowings and Borrowing Capacity to the accompanying consolidated financial statements.
Total immediate contingent funding sources, including unrestricted cash, available-for-sale securities that are not pledged and total available borrowing capacity was $3.48 billion, or 39%, of total deposits at March 31, 2026. As of March 31, 2026, estimated uninsured deposits net of collateralized deposits were 45.0% of total deposits compared to 45.7% at December 31, 2025. Including policy-driven capacity for brokered deposits, the Bank would have been able to add approximately $2.26 billion to its contingent sources of liquidity, bringing total contingent funding sources to approximately $5.74 billion, or 64.0%, of deposits at March 31, 2026.
As of March 31, 2026 and December 31, 2025, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to accompanying consolidated financial statements for the expected timing of such payments as of March 31, 2026. These include payments related to (1) operating leases (Note 5 – Leases), (2) time deposits with stated maturity dates (Note 7 – Deposits), (3) borrowings (Note 9 – Borrowings and Borrowing Capacity) and (4) commitments to extend credit and standby letters of credit (Note 13 – Off-Balance Sheet Arrangements, Commitments and Contingencies).

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
Capital Resources
Capital management consists of providing equity to support our current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve. The Federal Reserve has adopted risk-based to capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2026 and December 31, 2025, the Bank was well-capitalized. Total shareholders’ equity was $1.67 billion at both March 31, 2026 and December 31, 2025. Shareholders' equity increased during the three months ended March 31, 2026 due to net income of $27.0 million partially offset by an increase of $16.0 million of other comprehensive loss, dividends paid of $7.8 million, or $0.15 per common share, and $4.2 million paid to repurchase common stock at a weighted-average price per share of $31.06.

The following is a summary of the Company’s and the Bank’s actual and required capital ratios as of March 31, 2026:

	Actual Ratio	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer	To Be Categorized As Well-Capitalized Under Prompt Corrective Action Provisions
Stellar Bancorp, Inc. (Consolidated)
Total Capital (to risk-weighted assets)	15.48%	8.00%	10.50%	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	13.97%	4.50%	7.00%	N/A
Tier 1 Capital (to risk-weighted assets)	14.09%	6.00%	8.50%	N/A
Tier 1 Leverage (to average tangible assets)	11.29%	4.00%	4.00%	N/A
Stellar Bank
Total Capital (to risk-weighted assets)	14.74%	8.00%	10.50%	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.56%	4.50%	7.00%	6.50%
Tier 1 Capital (to risk-weighted assets)	13.56%	6.00%	8.50%	8.00%
Tier 1 Leverage (to average tangible assets)	10.86%	4.00%	4.00%	5.00%

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

The following table summarizes the simulated change in net interest income over a 12-month horizon and the economic value of equity as of the dates indicated:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Economic Value of Equity
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
+300	8.8%	9.2%	(10.3)%	(1.0)%
+200	6.4%	6.5%	(4.7)%	1.5%
+100	3.4%	3.4%	(1.2)%	1.8%
Base	0.0%	0.0%	0.0%	0.0%
-100	(3.1)%	(3.2)%	(1.2)%	(4.0)%
-200	(5.5)%	(5.9)%	(5.6)%	(10.5)%
-300	(6.6)%	(7.6)%	(13.4)%	(19.5)%
These results are primarily due to the size of our cash position, the size and duration of our loan and securities portfolio, the duration of our borrowings and the expected behavior of demand, money market and savings deposits during such rate fluctuations. During the three months ended March 31, 2026, changes in our overall interest rate profile were driven by the increase in cash and decrease in loans, noninterest-bearing deposits and certificates of deposits.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed by the Company. Investors should carefully consider the risks, including risks relating to the Merger, described in “Part I—Item 1A.—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s other SEC filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 23, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $65 million of the Company’s common stock through May 31, 2026 (the “2025-2026 Repurchase Program”). Repurchases under the 2025-2026 Repurchase Program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2025-2026 Repurchase Program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. As of March 31, 2026, the number of shares that may be repurchased under 2025-2026 plan was 1,191,820 based on the closing share price of the Company's common stock. The Company repurchased 134 thousand shares at a weighted-average price of $31.06 per share during the first quarter of 2026 under the 2025-2026 Repurchase Program. All shares repurchased were retired.
The following table summarizes the shares repurchased by the Company:

Period	Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plan	Number of Shares That May Yet be Purchased Under the Plan(2)
January 1, 2026 to January 31, 2026	6,157	$31.08	134,362	1,174,813
February 1, 2026 to February 28, 2026	—	$—	—	1,158,591
March 1, 2026 to March 31, 2026	54,260	$36.43	—	1,191,820
Total	60,417	$32.57	134,362
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

10.1
Form of Voting Agreement, dated as of January 27, 2026, by and between Prosperity Bancshares, Inc. and each director of Stellar Bancorp, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2026)

10.2
Form of Director Support Agreement, dated as of January 27, 2026, by and among Prosperity Bancshares, Inc., Prosperity Bank, Stellar Bancorp, Inc., Stellar Bank and directors of Stellar Bancorp, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2026)

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

Stellar Bancorp, Inc. (Registrant)

Date: April 28, 2026	/s/ Robert R. Franklin, Jr.
Robert R. Franklin, Jr.
Chief Executive Officer

Date: April 28, 2026	/s/ Paul P. Egge
Paul P. Egge
Chief Financial Officer